Form 10-Q
period 2013-09-30
SOPHIRIS BIO INC.
filed 2013-11-14
CIK 1563855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission file number: 001-36054

Sophiris Bio Inc.

(Exact name of registrant as specified in its charter)

British Columbia	98-1008712
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1258 Prospect Street, La Jolla, California	92037
(Address of Principal Executive Offices)	(Zip Code)

858-777-1760

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of November 5, 2013, the registrant had 16,149,871 shares of Common Stock (no par value) outstanding.

SOPHIRIS BIO INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Sophiris Bio Inc.

(A Development Stage Company)

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

(Unaudited)

	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$54,739	$9,721
Other receivables	30	71
Deferred financing costs	—	937
Prepaid expenses	3,212	593

Total current assets	57,981	11,322
Property and equipment, net	102	163
Other long-term assets	19	44

Total assets	$58,102	$11,529

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,600	$1,774
Accrued expenses	1,233	2,839
Current portion of promissory notes	6,724	5,895

Total current liabilities	9,557	10,508
Long-term promissory notes, less current portion	1,693	6,126
Warrant liability	1,376	—

Total liabilities	12,626	16,634

Commitments and contingencies (Note 14)
Stockholders’ equity (deficit):
Common stock, unlimited authorized shares, no par value; 16,149,871 and 3,149,871 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	111,218	54,215
Common share purchase warrants	—	6,045
Contributed surplus	13,567	8,379
Accumulated other comprehensive (loss) gain	99	(46)
Deficit accumulated during development stage	(79,408)	(73,698)

Total stockholders’ equity (deficit)	45,476	(5,105)

Total liabilities and stockholders’ equity (deficit)	$58,102	$11,529

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sophiris Bio Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative period from January 11, 2002 (date of inception) to September 30,
	2013	2012	2013	2012	2013
Revenues:
License revenue	$—	$—	$5,000	$—	$8,000
Operating expenses:
Research and development	2,117	3,411	6,143	10,193	55,788
General and administrative	883	1,980	3,009	4,342	27,487

Total operating expenses	3,000	5,391	9,152	14,535	83,275

Other income (expense):
Interest income (expense), net	(313)	(445)	(1,064)	(1,450)	(2,977)
Other income (expense), net	361	206	5	122	(341)

Total other income (expense)	48	(239)	(1,059)	(1,328)	(3,318)

Net loss before income taxes	(2,952)	(5,630)	(5,211)	(15,863)	(78,593)
Income tax expense	—	—	(500)	—	(815)

Net loss	$(2,952)	$(5,630)	$(5,711)	$(15,863)	$(79,408)

Basic and diluted loss per share	$(0.31)	$(1.79)	$(1.08)	$(5.25)

Weighted average number of outstanding shares – basic and diluted	9,509	3,150	5,293	3,021

Other comprehensive income (loss)
Currency translation adjustment	(154)	211	146	108	99

Total comprehensive loss	$(3,106)	$(5,419)	$(5,565)	$(15,755)	$(79,309)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sophiris Bio Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,		Cumulative Period From January 11, 2002 (date of inception) to
	2013	2012	September 30, 2013
Cash flows used in operating activities
Net loss for the period	$(5,711)	$(15,863)	$(79,408)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock-based compensation	715	488	5,052
Accretion of debt discount	299	391	1,029
Depreciation of property and equipment	63	61	586
Amortization of intangible assets	—	149	1,205
Amortization of promissory note issuance costs	86	119	310
Impairment loss	—	176	176
Change in fair value warrant liability	(195)	—	(195)
Foreign exchange (gain) loss	216	(109)	(1,453)
Loss on disposal of assets	—	—	25
Other	—	—	182
Changes in operating assets and liabilities:
Other receivables	36	142	21
Prepaid expenses	(2,680)	81	(3,483)
Deferred financing costs	—	—	(936)
Other long-term assets	6	(15)	(38)
Accounts payable and accrued expenses	(1,657)	(637)	2,675

Net cash used in operating activities	(8,822)	(15,017)	(74,252)

Cash flows used in investing activities
Purchases of property and equipment	(3)	(26)	(725)
Proceeds from the disposal of property and equipment	—	—	11
Acquisition of intangible assets	—	—	(1,372)
Maturity of marketable securities	—	—	1,112
Purchases of marketable securities	—	—	(1,112)

Net cash flows used in investing activities	(3)	(26)	(2,086)

Cash flows from financing activities
Issuance of common shares from private placement, net of issuance cost	—	8,285	50,179
Issuance of common shares from public offering, net of issuance cost	57,816	—	60,844
Issuance of preferred shares, net of issuance cost	—	—	465
Cash acquired on reverse acquisition	—	—	818
Issuance of common shares on exercise of warrants	—	—	8,702
Issuance of common shares on exercise of stock options	—	—	514
Cash received from the issuance of promissory notes	—	—	15,000
Principal payments on notes payable	(3,903)	(1,801)	(7,092)
Increase in lease obligations	—	—	120
Capital lease payments	—	—	(120)
Deferred financing costs	—	—	—
Other	—	—	4

Net cash provided by financing activities	53,913	6,484	129,433

Effect of exchange rate changes on cash and cash equivalents	(70)	375	1,644

Net increase (decrease) in cash and cash equivalents	45,018	(8,184)	54,739
Cash and cash equivalents at beginning of period	9,721	23,410	—

Cash and cash equivalents at end of period	$54,739	$15,226	$54,739

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sophiris Bio Inc.

(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of the business, liquidity risk and going concern

Company

Sophiris Bio Inc. (the “Company” or “Sophiris”) is a clinical-stage biopharmaceutical development stage company. The Company is currently developing PRX302 for treatment of the symptoms of benign prostatic hyperplasia (“BPH” or enlarged prostate). The Company is incorporated under the Company Act of British Columbia. The Company began operations on January 11, 2002. The Company’s operations were initially located in Vancouver, British Columbia. In April 2011, the Company relocated its core activities and headquarters from Vancouver, British Columbia to San Diego, California. Effective April 2, 2012, the Company changed its name from Protox Therapeutics Inc. to Sophiris Bio Inc.

Since its inception, the Company has devoted substantially all of its efforts to research and development, recruiting management and technical staff, acquiring assets and raising capital. In addition, the Company has not begun to commercialize or generate revenues from any product candidate. Accordingly, the Company is considered to be in the development stage, as defined in Accounting Standards Codification (“ASC”) 915-10.

The condensed consolidated financial statements include the accounts of Sophiris Bio Inc. and its wholly-owned subsidiaries, Sophiris Bio Corp. and Sophiris Bio Holding Corp., both of which are incorporated in the state of Delaware.

Share Consolidation

On August 9, 2013, the Company’s board of directors approved a 52-for-1 share consolidation of the Company’s issued and outstanding common shares. Accordingly, all share and per share amounts for all periods presented in these financial statements and notes thereto have been adjusted retroactively to reflect the share consolidation. The Company’s stock option plan and outstanding warrants provide for a pro-rata adjustment to the number of shares issuable upon the exercise of outstanding stock options and warrants in the event of a share consolidation. The effects of the share consolidation have been given retroactive effect to the related disclosures of outstanding stock options and warrants.

2. Summary of significant accounting policies

Significant accounting policies followed by the Company in the preparation of its consolidated financial statements are as follows:

Basis of consolidation

The consolidated financial statements include the accounts of the Company, Sophiris Bio Corp. and Sophiris Bio Holding Corp. All intercompany balances and transactions have been eliminated for purposes of consolidation.

Basis of presentation and use of estimates

The accompanying condensed consolidated interim financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) related to quarterly reports on Form 10-Q. Accordingly, they do not include all of the information and disclosures required by GAAP for annual audited financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Amendment No. 8 to the Company’s Form S-1 for the year ended December 31, 2012, filed with the SEC on August 15, 2013 (“Form S-1”). The condensed consolidated balance sheet as of December 31, 2012 included in this report has been derived from the audited consolidated financial statements included in the Form S-1. In the opinion of management, these condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. The results of operations for the interim periods shown in this report are not necessarily indicative of the results that may be expected for any future period, including the full year.

GAAP requires the Company’s management to make estimates and judgments that may affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. The Company bases estimates and judgments on historical experience and on various other factors that it believes to be reasonable under the circumstances. The significant estimates in these condensed consolidated interim financial statements include revenue recognition, stock-based compensation expense, functional currency, and accrued research and development expenses, including accruals related to the Company’s ongoing clinical trial. The Company’s actual results may differ from these estimates under different assumptions or conditions. The Company evaluates its estimates on an ongoing basis. Changes in estimates are reflected in reported results in the period in which they become known by the Company’s management.

Foreign currency

Functional currency

Historically, the functional currency of Sophiris Bio Inc. has been the Canadian dollar and the functional currency of Sophiris Bio Corp. and Sophiris Bio Holding Corp. has been the U.S. dollar. Subsequent to the completion of the Company’s initial public offering on the NASDAQ Global Market the Company reviewed the underlying indicators of the primary economic environment in which Sophiris Bio Inc. operates. Based upon this review, the Company determined that the functional currency of Sophiris Bio Inc. changed from the Canadian dollar to the U.S. dollar effective August 16, 2013, the date of the Company’s U.S. initial public offering.

Reclassification of Warrants

Historically, the Company issued common stock warrants in connection with the issuance of common stock through private placements with exercise prices denominated in Canadian dollars. Upon the issuance of these warrants, the Company allocated the net proceeds to common stock and warrants based on their relative fair values, and calculated the fair value of the issued common stock warrants utilizing the Black-Scholes option-pricing model. The allocated fair value was then recorded as Common Share Purchase Warrants within stockholders’ equity on the consolidated balance sheet. The fair value was not remeasured in periods subsequent to the date of issuance.

The change in the functional currency of Sophiris Bio Inc. to the U.S. dollar effective August 16, 2013 effects how the Company accounts for its warrants which have exercise prices denominated in Canadian dollars, a currency that is not the Company’s functional currency. Upon the change in functional currency, the Company calculated the fair value of its warrants with exercise prices in Canadian dollars as $1.6 million utilizing the Black Scholes pricing model and classified this fair value as a long term liability in accordance with Accounting Standards Codification, or ASC, 815, “Derivatives and Hedging”. The fair value of $1.6 million was deducted from the original fair value calculated on the issuance date of the warrants. The issuance date fair value in excess of the $1.6 million was reclassified to Contributed Surplus. At each reporting period subsequent to August 16, 2013, the Company will adjust the fair value of the warrant liability and any corresponding increase or decrease to the warrant liability will be recorded as a component of other income (expense) on the consolidated statement of operations and comprehensive loss. The estimated fair value is determined using the Black-Scholes option-pricing model based on the estimated value of the underlying common stock at the valuation measurement date, the remaining contractual term of the warrants, risk-free interest rates, expected dividends and expected volatility of the price of the underlying common stock. The fair value of the warrant liability was $1.4 million at September 30, 2013 and the Company recorded a gain of $0.2 million for the three and nine months ended September 30, 2013 which is included in other income (expense) in the consolidated statement of operations and comprehensive loss.

Reporting currency

Prior to the change in the functional currency of Sophiris Bio Inc., as discussed above, the consolidated financial statements had been presented in a currency other than the parent’s functional currency as management had determined that the U.S. dollar was the common currency in which the Company’s peers, being international drug and pharmaceutical companies, present their financial statements. For presentation purposes, the assets and liabilities of the Company were translated to U.S. dollars at exchange rates at the reporting date. The historical equity transactions had been translated using historical rates in effect on the date that each transaction occurred. The income and expenses were translated to U.S. dollars at the average exchange rate for the period in which the transaction arose. Exchange differences arising were recognized in a separate component of equity titled accumulated other comprehensive income (loss).

Transactions and balances

Foreign currency transactions are translated into the functional currency using the exchange rates prevailing at the dates of the transactions. Foreign exchange gains and losses resulting from the settlement of foreign currency transactions and from the remeasurement of monetary assets and liabilities denominated in currencies other than an entities’ functional currency are recognized as a component of other income (expense), net.

Cash and cash equivalents

Cash equivalents are short-term, highly liquid investments with an original maturity of three months or less at the date of purchase.

Concentration of credit risk

Financial instruments that subject the Company to credit risk consist primarily of cash and cash equivalents. The Company places its cash and cash equivalents in accredited financial institutions and therefore the Company’s management believes these funds are subject to minimal credit risk. The Company has no significant off-balance sheet concentrations of credit risk such as foreign currency exchange contracts, option contracts or other hedging arrangements.

Property and equipment

Property and equipment are recorded at cost and depreciated using the straight-line method, based on their estimated useful lives as follows:

Asset classification	Estimated useful life (in years)
Equipment	3-5
Computer hardware	3
Software	3-5
Leasehold improvements	Lesser of useful life or lease term
Furniture and fixtures	5

Repairs and maintenance costs are expensed as incurred.

The Company reviews its long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flow to the recorded value of the asset. If impairment is indicated, the asset will be written down to its estimated fair value on a discounted cash flow basis. The Company has not recognized any impairment losses through September 30, 2013.

Promissory notes

Promissory notes are recognized initially at fair value. Promissory notes are subsequently carried at amortized cost; any difference between the proceeds and the redemption value is recognized in the statement of operations and comprehensive loss over the period of the notes payable using the effective interest method.

The fair value of the promissory notes when issued with equity is recognized initially at the fair value of similar promissory notes issued on a standalone basis. The equity that is issued with borrowings is valued at fair value using the Black-Scholes valuation model.

Revenue recognition

The Company may enter into product development agreements with collaborative partners for the research and development of products for the treatment of urological diseases. The terms of the agreements may include nonrefundable signing and licensing fees, milestone payments and royalties on any product sales derived from collaborations. These multiple element arrangements are analyzed to determine whether the deliverables can be separated or whether they must be accounted for as a single unit of accounting. License fees are recognized as revenue when persuasive evidence of an arrangement exists, the fee is fixed or determinable, delivery or performance has substantially completed and collection is reasonably assured.

The Company recognizes up front license payments as revenue upon delivery of the license only if the license has stand-alone value to the customer and if the agreement includes a general right of return, the delivery or performance of undelivered items is considered probable and within the control of the Company. The payment is generally allocated to the separate units of accounting based on their relative selling prices. The selling price of each deliverable is determined using vendor specific objective evidence of selling prices, if it exists; otherwise, third-party evidence of selling prices. If neither vendor specific objective evidence or third-party evidence exists, the Company uses its’ best estimate of the selling price for each deliverable. The payment allocated is limited to the amount that is not contingent on the delivery of additional items or fulfillment of other performance conditions.

Whenever the Company determines that an arrangement should be accounted for as a single unit of accounting, it must determine the period over which the performance obligations will be performed and revenue will be recognized. If the Company cannot reasonably estimate the timing and the level of effort to complete its performance obligations under the arrangement, then revenue under the arrangement is recognized on a straight-line basis over the period the Company is expected to complete its performance obligations.

The Company evaluates milestone payments on an individual basis and recognizes revenue from non-refundable milestone payments when the earnings process is complete and the payment is reasonably assured. Non-refundable milestone payments related to arrangements under which the Company has continuing performance obligations are recognized as revenue upon achievement of the associated milestone, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement and (ii) the amount of the milestone payment is reasonable in relation to the effort expended or the risk associated with the milestone event. Any amounts received under agreements in advance of performance, if deemed substantive, are recorded as deferred revenue and recognized as revenue as the Company completes its performance obligations. A milestone event is considered substantive if (i) the milestone is commensurate with either (a) the Company’s performance to achieve the milestone or (b) the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the Company’s performance to achieve the milestone; (ii) it relates solely to past performance and (iii) it is reasonable relative to all of the deliverables and payment terms (including other potential milestone consideration) within the arrangement. If any portion of the milestone payment does not relate to the Company’s performance, does not relate solely to past performance or is refundable or adjustable based on future performance, the milestone is not considered to be substantive. Milestone payments are not bifurcated into substantive and non-substantive components. Payments related to the achievement of non-substantive milestones is deferred and recognized over the Company’s remaining performance period.

Royalty revenue will be recognized upon the sale of the related products provided the Company has no remaining performance obligations under the arrangement.

Research and development expenses

Research and development expenses are charged to expense as incurred. Research and development expenses comprise costs incurred in performing research and development activities, including personnel-related costs, stock-based compensation, facilities, research-related overhead, clinical trial costs, contracted services, manufacturing, license fees and other external costs. The Company accounts for nonrefundable advance payments for goods and services that will be used in future research and development activities as expenses when the service has been performed or when the goods have been consumed rather than when the payment is made.

Accrued research and development expenses

Clinical trial costs are recorded as a component of research and development expenses. The Company accrues and expenses clinical trial activities performed by third parties based upon estimates of the percentage of work completed over the life of the individual study in accordance with agreements established with clinical research organizations and clinical trial sites. The Company determines the estimates through discussions with internal clinical personnel and external service providers as to the progress or stage of completion of trials or services and the agreed-upon fee to be paid for such services based on facts and circumstances known to the Company as of each balance sheet date. However, actual costs and timing of clinical trials are highly uncertain, subject to risks and may change depending upon a number of factors, including the Company’s clinical development plan. The process of estimating clinical trial costs may become more complex as the Company’s planned Phase 3 clinical trials will involve larger numbers of patients and clinical sites.

If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust the accrual accordingly. Adjustments to prior period estimates have not been material for the three and nine months ended September 30, 2013.

Examples of estimated accrued research and development expenses include:

•	fees paid to clinical research organizations in connection with clinical studies;

•	fees paid to investigative sites in connection with clinical studies;

•	fees paid to vendors in connection with preclinical development activities;

•	fees paid to vendors associated with the development of companion diagnostics; and

•	fees paid to vendors related to product manufacturing, development and distribution of clinical supplies.

Nonrefundable advance payments for goods and services that will be used or rendered in future research and development activities, are recorded as a prepaid expense and recognized as expense in the period that the related goods are consumed or services are performed.

Stock-based compensation

The Company expenses the fair value of employee stock options over the vesting period. Compensation expense is measured using the fair value of the award at the grant date, net of estimated forfeitures, and is adjusted annually to reflect actual forfeitures. The fair value of each stock-based award is estimated using the Black-Scholes valuation model and is expensed using graded amortization over the vesting period.

Compensation expense for performance-based awards is estimated using the Black-Scholes valuation model and is expensed using the accelerated method. Compensation expense for performance-based awards reflects the estimated probability that the performance condition will be met.

The Company accounts for stock options granted to non-employees, which primarily consist of members of the Company’s scientific advisory board and consultants, using the fair value approach. Stock options granted to non-employees are subject to revaluation each reporting period over their vesting terms.

Income taxes

The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates in effect for the year in which these temporary differences are expected to be recovered or settled. Valuation allowances are provided if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company provides reserves for potential payments of tax to various tax authorities related to uncertain tax positions and other issues. Reserves are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filing is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. Potential interest and penalties associated with such uncertain tax positions are recorded as components of income tax expense. To date, the Company has not taken any uncertain tax positions or recorded any reserves, interest or penalties.

Segment reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or CODM. The Company’s Chief Executive Officer serves as its CODM. The Company views its operations and manages its business as one segment operating primarily in the United States. As of September 30, 2013, all of the Company’s assets were located in the United States of America with the exception of $0.6 million of cash and cash equivalents and $42 thousand of other assets which were located in Canada. All of the Company’s property and equipment was located within the United States as of September 30, 2013.

Fair value of financial instruments

The Company measures certain financial assets and liabilities at fair value based on the exchange price that would be received for an asset or paid for to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, and accounts payable and accrued expenses, approximate fair value due to their short maturities.

The Company follows ASC 820-10, “Fair Value Measurements and Disclosures,” which among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, a three-tier fair value hierarchy has been established, which prioritizes the inputs used in measuring fair value as follows:

Level 1 – Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2 – Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.

Level 3 – Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

Recent accounting pronouncements

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU No. 2013-11”), which concludes that, under most circumstances, an unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. ASU No. 2013-11 will be effective for the Company beginning January 1, 2014. The Company does not anticipate that the adoption of this standard will have a material impact on the Company’s financial position or results of operations.

3. Net loss per common share

Basic net loss per share is calculated by dividing the net loss attributable to common shareholders by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss attributable to common shareholders by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, stock options and warrants are considered to be common share equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

The following table presents the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net loss per share:
Net loss	$(2,952)	$(5,630)	$(5,711)	$(15,863)
Weighted-average common shares – basic and diluted	9,509	3,150	5,293	3,021
Net loss per share – basic and diluted per share	$(0.31)	$(1.79)	$(1.08)	$(5.25)

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding as of the three months ended September 30, 2013 and 2012 and the nine months ended September 30, 2013 and 2012 as the Company recorded a net loss in all periods and, therefore, they would be anti-dilutive (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Options to purchase common shares	270	160	290	169
Common share purchase warrants	919	919	919	842

4. Fair value measurement and financial instruments

The following tables present information about the Company’s warrant liability which is measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value (in thousands):

	September 30, 2013	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$1,376	$—	$—	$1,376

The Company did not have any assets or liabilities at December 31, 2012 which were measured at fair value on a recurring basis.

The Company calculates the fair value of the common stock warrants at each reporting date utilizing a Black-Scholes pricing model. The following inputs were utilized in the Black-Scholes pricing model at the initial recognition date of the warrant liability, the date of the Company’s U.S. IPO, and September 30, 2013.

	Initial Recognition	September 30, 2013
Risk-free interest rate	0.72%	0.59%
Volatility	111.86%	113.21%
Dividend yield	0.00%	0.00%
Expected life in years	2.89	2.77

There were no transfers of assets or liabilities between the fair value measurement classifications.

The following table presents a reconciliation of the warrant liability measured at fair value using significant unobservable inputs (Level 3) from its initial recognition date to September 30, 2013 (in thousands):

	Three months ended September 2013	Nine months ended September 2013
Liabilities:
Balance at beginning of period:	$—	$—
Calculation of initial warrant liability fair value	1,571	1,571
Change in fair value of warrant liability included in other (expense)/income	(195)	(195)

Balance at end of period:	$1,376	$1,376

5. Intangible assets

The Company held intangible assets that consist of patents and technology rights relating to the HUMxin and INxin platforms.

In 2012 the Company decided to focus its future development efforts solely on PRX302 for the treatment of BPH and has provided written notice to U.S. Public Health Services (“PHS”) of the Company’s intention to terminate its license agreements with PHS which were being utilized to develop the Company’s HUMxin and INxin technology platforms. Due to the change in the development focus and the termination of the license agreements the Company determined there is no longer any economic value of the intangible assets associated with the HUMxin and INxin platforms. Accordingly, included in research and development expense for the three and nine month ended September 30, 2012 is a $0.2 million write-off associated with the impairment of these intangible assets.

Amortization expense for the Company’s intangible assets was $50 thousand and $0.1 million for the three and nine months ended September 30, 2012, respectively.

6. Prepaid expenses

Prepaid expenses as of September 30, 2013 and December 31, 2012 consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Prepaid insurance	$400	$90
Prepaid research and development expenses	2,686	326
Other prepaid expenses	126	177

	$3,212	$593

7. Property and equipment

Property and equipment consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Equipment	$7	$7
Computer hardware and software	44	42
Leasehold improvements	155	155
Furniture and fixtures	76	76

	282	280
Less: accumulated depreciation	(180)	(117)

	$102	$163

Depreciation expense was $21 thousand for both the three months ended September 30, 2013 and September 30, 2012. Depreciation expense was $63 thousand and $61 thousand for the nine months ended September 30, 2013 and 2012, respectively.

8. Accrued expenses

Accrued expenses as of September 30, 2013 and December 31, 2012 consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Accrued personnel related costs	$204	$753
Accrued interest	63	93
Accrued research and development expenses	599	1,066
Other accrued expenses	367	927

	$1,233	$2,839

9. Promissory notes

On July 15, 2011, the Company entered into a $15 million Loan and Security Agreement, as amended (the “Oxford Loan”) with Oxford Finance LLC (“Oxford”). Under the terms of the Oxford Loan, the Company made interest only payments for nine months at a fixed rate of 9.5%. Beginning in June 2012, the note began to amortize with principal and interest payments due through the remaining term of the loan. On July 31, 2013, the Company and Oxford entered into a second amendment to the Oxford Loan which authorized the Company to make an interest only payment on August 1, 2013 on the outstanding balance. The Company resumed making principal and interest payments on September 1, 2013 in accordance with the terms of the second amendment. The maturity date and the interest rate remain unchanged. In addition, no principal was extinguished in connection with the second amendment. The loan term, including interest only period, is 39 months; however, it can be prepaid subject to certain provisions and prepayment fees. Upon final repayment of the Oxford Loan on the maturity date, by prepayment, or upon acceleration of the Oxford Loan, the Company also must make an additional final payment of $0.8 million, which is being accreted over the term of the loan.

If the loan is prepaid, the following amounts are due: all outstanding principal plus all accrued interest and unpaid interest, the final payment of $0.8 million, a prepayment fee and any other sums due under the Oxford Loan, including certain of Oxford’s expenses, as well as interest at the default rate for any past due amounts. The prepayment fee is set at one percent of the outstanding principal being prepaid if the loan is prepaid after July 2013.

The Company’s Oxford Loan contains certain affirmative and negative covenants. The Company was in compliance with the covenants included in the Oxford Loan at September 30, 2013.

To secure the Company’s repayment obligations under the Oxford Loan, Oxford obtained a first priority security interest in all of the Company’s assets, including intellectual property and all of the Company’s equity interest in Sophiris Bio Corp.

The roll forward of the secured promissory note is calculated as follows (in thousands):

Balance at December 31, 2012	$12,021
Accretion of debt discount	299
Principal paid	(3,903)

Balance at September 30, 2013	$8,417

The Oxford loan has an interest rate of 9.50% per annum. The following table shows actual interest expensed and amortization of the debt discount that was charged to interest expense (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Simple interest	$196	$324	$678	$1,033
Accretion of debt discount	91	127	299	391
Amortization of promissory notes issuance costs	25	39	86	119

	$312	$490	$1,063	$1,543

The following is a schedule of future maturities of the Company’s debt as of September 30, 2013, including the final payment of $0.8 million due upon repayment of the loan (in thousands):

Payments
2013	$1,797
2014	7,345

$9,142

The Company calculated the fair value of the secured promissory notes as $7.5 million (Level 3) as of September 30, 2013. The fair value of long-term debt is based on the net present value of calculated interest and principal payments, using an updated interest rate of 11%, provided by the Company’s lender, which takes into consideration the financial position of the Company, the assessed credit rating of the Company by the lender and the interest rate environment at September 30, 2013. As part of this fair value assessment the Company also confirmed with its lender an appropriate warrant coverage of 6% associated with the promissory notes. The fair value of this equity component was derived using the Black-Scholes valuation model. The Company calculated the promissory notes’ fair value by allocating to equity and the debt based on their respective fair values.

10. Shareholders’ equity

Authorized

As of September 30, 2013 and December 31, 2012, the Company had unlimited shares of no par common shares authorized. There were 16.1 million and 3.1 million common shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively.

Initial Public Offering

On August 23, 2013, the Company completed a U.S. public offering whereby the Company issued 13,000,000 common shares at a price of U.S. $5.00 per share. The Company received $57.0 million, net of underwriters discounts commissions and offering cost.

Shares reserved for future issuance

The shares reserved for future issuance as of September 30, 2013 and December 31, 2012 consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Common share purchase warrants	919	919
Stock options
Granted and outstanding	254	241
Reserved for future issuance	1,361	74

	2,534	1,234

11. Common share purchase warrants

The common share purchase warrant activity is as follows (in thousands, except exercise price data):

	Number outstanding	Weighted average exercise price CND$
Balance outstanding – December 31, 2012	919	$27.07
No changes	—	—

Balance outstanding – September 30, 2013	919	$27.07

The following table summarizes the expiration dates for the Company’s outstanding common share purchase warrants as of September 30, 2013 (in thousands):

Number of warrants outstanding	Expiration date
289	November 19, 2015
123	March 16, 2015
27	July 15, 2018
240	December 28, 2016
240	March 28, 2017

919

12. Stock-based compensation plan

The Company’s Amended and Restated 2011 Stock Option Plan (the “Plan”) provides for the granting of options for the purchase of common shares of the Company at the fair market value of the Company’s common shares on the date of the option grant. Options are granted to employees, directors and non-employees. The board of directors or a committee appointed by the board of directors administers the Plan and has discretion as to the number, vesting period and expiry date of each option award. Historically the Company granted options to residents of the United States with an exercise price denominated in Canadian dollars, the functional currency of Sophiris Bio Inc. prior to the Company’s U.S. initial public offering. Following the Company’s U.S. initial public offering the Company will grant options to residents of the United States with an exercise price denominated in U.S. dollars. All options are classified as equity as of September 30, 2013.

The Plan is based on a cumulative percentage of options issuable up to 10% of the Company’s outstanding common shares. As of September 30, 2013 and December 31, 2012, there were 1,360,979 and 74,000 shares, respectively, available to be issued under the Plan.

During the nine months ended September 30, 2013, the Company issued options to purchase 42,862 common shares, respectively, to its directors and employees. These options generally vest over a three year period for employees and over a one year period for directors. The maximum contractual period for the granted options is five years.

No options to purchase common shares were granted to non-employees during the year ended December 31, 2012. During the nine months ended September 30, 2013 the Company issued options to purchase 28,346 common shares to non-employees. In connection with options granted to non-employees, the Company recognized expense of $40 thousand and $0.1 million for the three months and nine ended September 30, 2013, respectively. The Company accounts for stock options granted to non-employees using the fair value approach. Stock options granted to non-employees are subject to revaluation at each reporting period over their vesting terms.

The Company recognized stock-based compensation expense as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Research and development	$28	$29	$152	$120
General and administrative	162	115	563	368

	$190	$144	$715	$488

As of September 30, 2013 and December 31, 2012, there was $0.6 million and $0.8 million, respectively, of total unrecognized compensation costs related to non-vested stock awards. As of September 30, 2013 and December 31, 2012, the Company expects to recognize those costs over weighted average periods of approximately 1.4 years and 1.5 years, respectively.

The Company did not grant any stock options during the three months ended September 30, 2013 nor the three months ended September 30, 2012. The fair values of options granted during the nine months ended September 30, 2013 and 2012 were estimated at the date of grant using the following weighted-average assumptions:

	Nine months ended September 30,
	2013	2012
Expected Life of the Option Term (years)	4.2	4.0
Risk-free interest rate	1.38%	1.44%
Dividend rate	0%	0%
Volatility	69.1%	75.5%
Forfeiture rate	8.79%	7.81%

Expected Life of the Option Term – This is the period of time that the options granted are expected to remain unexercised. Options granted have a maximum contractual term of five years. The Company estimates the expected life of the option term based on actual past behavior for similar options.

Risk-Free Interest Rate – This is the Canadian Treasury rate for the week of each option grant during the quarter having a term that most closely resembles the expected life of the option.

Dividend Rate – The Company has never declared or paid dividends on common shares and has no plans to do so in the foreseeable future.

Volatility – Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated or is expected to fluctuate during a period. The Company considered the historical volatility from its IPO through the dates of grants.

Forfeiture Rate – Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company assesses the forfeiture rate on an annual basis and revises the rate when deemed necessary.

The following table summarizes stock option activity, including options issued to employees, directors and non-employees (in thousands, except per share and contractual term data):

	Options outstanding	Weighted average exercise price in CND$	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2012	241	$23.92	3.5	$—
Options granted	71	13.00
Options expired	(13)	41.02
Options forfeited	(45)	28.00

Outstanding at September 30, 2013	254	$19.26	3.6	$—

Vested or expected to vest at September 30, 2013	237	$19.55	3.5	$—

Exercisable at September 30, 2013	99	$24.75	2.9	$—

The aggregate intrinsic value was calculated as the difference between the exercise price of the stock options and the fair value of the underlying common shares as of the respective balance sheet date. No stock options were exercised during the nine months ended September 30, 2013.

The Company settles employee stock option exercises with newly issued common shares.

13. License agreements

Kissei Agreement

In April 2010, the Company entered into an exclusive license agreement for the development and commercialization of PRX302 (and other products covered by the licensed patent). The agreement with Kissei Pharmaceuticals Co., Ltd., a Japanese pharmaceutical company, (“Kissei”) covers the development and commercialization of PRX302 in Japan for the treatment of the symptoms of BPH, prostate cancer, prostatitis or other diseases of the prostate. Pursuant to the agreement in 2010, the Company received an upfront license payment of $3.0 million. The Company has determined that the deliverables under this agreement included the license, the transfer of relevant technical information and participation in a periodic development meeting. The Company recognized the entire upfront license payment upon receipt as the license was deemed to have stand-alone value and no significant undelivered performance obligations were identified in connection with the license.

The agreement also notes that the Company shall supply Kissei with bulk material under a separate supply agreement for use in future clinical studies and, if approved, for commercial sales. The license agreement also notes that if the Company is unwilling or unable to supply Kissei with the necessary bulk material that Kissei will have the option to manufacture the bulk material themselves or they can outsource the manufacturing to a third party. To date the Company and Kissei have not signed a supply agreement.

The agreement also provides that the Company shall have full responsibility, including financial responsibility, for filing, prosecuting and maintaining all of the patents in Japan during the term of the agreement. The filing of patents is an administrative and perfunctory deliverable. The associated costs are immaterial. The prosecution and maintenance of patents is not considered an undelivered performance obligation.

During the nine months ended September 30, 2013, the Company recorded as revenue a $5.0 million non-refundable substantive milestone payment due from Kissei upon the achievement of certain development activities during the nine months ended September 30, 2013, as such milestone had been achieved during this period. In accordance with the Company’s revenue recognition policy, the Company recognizes the receipt of milestone payments in accordance with the milestone method in the period in which the underlying triggering event occurs. The Company received payment for the milestone in April 2013.

In addition to the upfront license payment and the $5.0 million milestone payment recognized as revenue during the nine months ended September 30, 2013, the Company is entitled to receive up to $67.0 million of non-refundable milestone payments as follows: a total of $12.0 million for the BPH indication, of which $7.0 million relates to the completion of regulatory approvals and $5.0 million relates to the achievement of certain product sale goals; a total of $21.0 million for the prostate cancer indication, of which $7.0 million relates to the completion of certain development activities, $7.0 million relates to the completion of regulatory approvals and $7.0 million relates to the achievement of certain product sale goals; and a total of $21.0 million for prostatitis or other diseases of the prostate, of which $7.0 million relates to the completion of certain development activities, $7.0 million relates to the completion of regulatory approvals and $7.0 million relates to the achievement of certain product sale goals. An additional $13.0 million of aggregate milestone payments are not indication specific, of which $5.0 million relates to the completion of regulatory approvals and $8.0 million relates to the achievement of certain product sale goals.

Management evaluated the nature of the events triggering these additional milestone payments, and concluded that these events fall into two categories: (a) events which involve the performance of the Company’s obligations under the Kissei license agreement, and (b) events which do not involve the performance of the Company’s obligations under the Kissei license agreement.

Milestone payments which involve the performance of the Company’s obligations include activities related to the completion of development activities and regulatory approvals in the United States. Management concluded that each of these payments constitutes a substantive milestone. This conclusion was based primarily on the facts that (i) each triggering event represents a specific outcome that can be achieved only through successful performance by the Company of one or more of its deliverables, (ii) achievement of each triggering event was subject to inherent risk and was not reasonably assured at the inception of the agreement, (iii) each of these milestones is non-refundable, (iv) substantial effort is required to complete each milestone, (v) the amount of each milestone payment is reasonable in relation to the value created in achieving the milestone, (vi) a substantial amount of time is expected to pass between the up-front payment and the potential milestone payments, and (vii) the milestone payments relate solely to past performance. Based on the foregoing, the Company recognizes any revenue from these milestone payments under the milestone method in the period in which the underlying triggering event occurs.

Milestone payments which do not involve the performance of the Company’s obligations include the completion of development activities, regulatory approvals and certain product sale goals in Japan, all of which are areas in which the Company has no pertinent contractual responsibilities under the agreement. Management concluded that these milestones are not substantive and will be recognized in accordance with the Company’s accounting policy for revenue recognition.

The following table breaks down the remaining unpaid milestone payments by indication or, in the case of milestones not associated with a specific indication, by triggering events and by involvement of the Company:

	Milestone Payments Involving Performance of Company Obligations	Milestone Payments Not Involving Performance of Company Obligations
Milestones by Indication
BPH	—	$12 million
Prostate cancer	—	$21 million
Prostatitis and other diseases of the prostate	—	$21 million
Milestones Not Associated with an Indication
Gross sale targets	—	$8 million
Regulatory approvals	$5 million	—

The Company may also receive a drug supply fee, assuming the Company supplies material to Kissei, and royalty payments in the 20-29% range as a percentage of future net sales of licensed products sold under the agreement.

Kissei is not currently studying PRX302 for the treatment of prostate cancer, prostatitis or other diseases of the prostate. In addition, Kissei has the option to sublicense the development and commercialization for PRX302 in their territory.

PRX302 license agreement for Benign Prostate Hyperplasia

In 2009, the Company signed an exclusive license agreement with UVIC Industry Partnerships Inc. (“UVIC”) and The Johns Hopkins University (“Johns Hopkins”) with respect to the use of PRX302 for the treatment of the symptoms of benign prostate hyperplasia and other non-cancer diseases and conditions of the prostate. The license agreement requires the Company to make payments of CND$1.3 million in the aggregate on the achievement of certain clinical and regulatory milestones and to pay royalties on commercial sales of resulting products. To the extent the Company receives any milestone payments relating to the development of therapeutics for the treatment of the symptoms of BPH under its exclusive license agreement with Kissei, the Company is obligated to pay a percentage of such consideration, which percentage is in the 10-19% range, to UVIC and Johns Hopkins; however, pursuant to a separate agreement which the Company entered into in 2003 with Dr. J. Thomas Buckley, one of the Company’s founders, the aggregate amount of such consideration payable by the Company to UVIC and Johns Hopkins is reduced by 25% .

During the nine months ended September 30, 2013, the Company expensed a $0.1 million milestone payment due under the agreement upon the completion of the Company’s last Phase 2b clinical trial prior to commencing a Phase 3 clinical trial. The Company anticipates paying this milestone upon the enrollment of the Company’s first patient in a Phase 3 clinical trial for the treatment of the symptoms of BPH. The Company anticipates initiating its Phase 3 clinical trial in the fourth quarter of 2013. This amount was expensed to research and development expense. In addition, the Company accrued a sub-license royalty of $0.4 million payable under the agreement associated with the Company’s $5.0 million milestone payment from Kissei. The Company paid this amount during April 2013. This amount was recorded as a component of research and development expense.

From the inception of the agreement, the Company has incurred sub-license fees of $0.6 million and milestone payments of $0.1 million under this agreement.

14. Commitments and contingencies

Operating leases

The Company leases a facility, comprising the Company’s headquarters, located in San Diego, California under a non-cancelable lease. During September 2013, the Company exercised the first of two 3-year lease extensions on its headquarters in San Diego, California. As a result of this extension, the expiration date for the Company’s headquarters was extended from May 2014 to May 2017. The rent on the Company’s headquarters is currently $12,740 per month.

The Company rents a second facility in Vancouver, British Columbia under a non-cancelable office service agreement. This office service agreement expires in December 2013 and the rent is CND$3,744 per month, or $3,634 per month, as translated into U.S. dollars, subject to annual cost of living increases. During June 2012 the Company vacated the Vancouver facility. As such the Company recorded $0.1 million of expense during the nine months ended September 30, 2012 which represented all of the future rent payments due under this lease as the Company does not expect to receive any future economic value from this agreement.

Total rent expense under these operating leases was $0.1 million and $0.2 million for the nine months ended September 30, 2013 and 2012, respectively. As noted above, included as a component of the rent expense for the nine months ended September 30, 2012 is $0.1 million of future rent payments due on the Vancouver facility.

Future minimum lease payments under non-cancelable operating leases at September 30, 2013 are as follows (in thousands):

Future rent payments
2013	$56
2014	141
2015	117
2016	117
2017	49

Total	$480

License agreements

The Company has license agreements with third parties that require the Company to make annual license maintenance payments and contingent future payments upon the success of licensed products that include milestone and/or royalties. Minimum future payments over the next five years are not material.

Purchase commitments

The Company is required to schedule its manufacturing activities in advance. If the Company cancels any of these scheduled activities without proper notice the Company would be required to pay penalties equal to the cost of the originally scheduled activity. The Company estimates that the cost of these penalties would be approximately $3.0 million at September 30, 2013 if the Company’s scheduled activities are cancelled.

15. Subsequent events

On October 30, 2013 the Company’s Board of Directors approved the corporate goals and the associated weighting of each goal to be utilized in the calculation of the Company’s annual performance-based cash bonuses for the year ended December 31, 2013. The payment of any performance-based cash bonus is subject to the approval of the Company’s Board of Directors. The Company estimates that the total potential performance-based cash bonus payment will be approximately $0.8 million assuming the Company achieves 100% of its corporate goals, which will be recognized as expense in the fourth quarter of 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and notes included in this Quarterly Report on Form 10-Q (this Quarterly Report) and the audited consolidated financial statements and notes as of and for the year ended December 31, 2012 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations , both of which are contained in our final prospectus filed with the Securities and Exchange Commission on August 16, 2013 relating to our Registration Statement on Form S-1 (File No. 333-186724).

This Quarterly Report contains forward-looking statements. These forward-looking statements involve a number of risks and uncertainties. Such forward-looking statements include statements about our strategies, objectives, discoveries, clinical trials, development programs, financial forecasts and other statements that are not historical facts, including statements which may be preceded by the words “intend,” “will,” “plan,” “expect,” “anticipate,” “estimate,” “aim,” “seek,” “believe,” “hope” or similar words. For such statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Readers of this Quarterly Report are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update publicly or revise any forward-looking statements. Actual events or results may differ materially from our expectations. Important factors that could cause actual results to differ materially from those stated or implied by our forward-looking statements include, but are not limited to, the risk factors identified in our SEC reports, including this Quarterly Report.

All dollar amounts are expressed in U.S. dollars unless otherwise noted. All amounts expressed on an as-converted basis are calculated using conversion rates as of September 30, 2013 unless otherwise noted.

Overview

Background

We are a clinical-stage biopharmaceutical company focused on developing innovative products for the treatment of urological diseases. We are headquartered in San Diego, California and our common shares currently trade on the NASDAQ Stock Exchange and the Toronto Stock Exchange. We are currently developing PRX302 as a treatment for the symptoms of benign prostatic hyperplasia, or BPH, commonly referred to as an enlarged prostate. PRX302 is designed to be a convenient treatment that is safer and less invasive than surgery and more effective and better tolerated than currently approved pharmaceutical therapies. In our Phase 2b clinical trial, we saw significant symptom relief from a single treatment of PRX302 that was sustained throughout the follow-up period of 12 months, and there were no drug-related erectile dysfunction or cardiovascular side effects reported. In 2009, we licensed exclusive rights to PRX302 from UVIC Industry Partnerships Inc., or UVIC, and The Johns Hopkins University, or Johns Hopkins, for the treatment of the symptoms of BPH. In April 2010, we entered into an exclusive license agreement with Kissei Pharmaceuticals Co., Ltd., or Kissei, pursuant to which we granted Kissei the right to develop and commercialize PRX302 in Japan for the treatment of the symptoms of BPH, prostate cancer, prostatitis or other diseases of the prostate.

On October 28, 2013, we announced that enrollment had begun and the first patients had been dosed in a Phase 3 trial of PRX302 (topsalysin) as a treatment for lower urinary tract symptoms of benign prostatic hyperplasia (BPH or enlarged prostate). The Phase 3 international, multi-center study, called the PLUS-1 study, will enroll approximately 440 patients. The randomized, double-blind and vehicle-controlled study will assess the safety and efficacy of a single intraprostatic injection of PRX302 (0.6 µg/g prostate) for the treatment of BPH. The primary endpoint is the International Prostate Symptom Score (IPSS) total score change from baseline over 52 weeks. Secondary endpoints include Qmax change from baseline (maximum urine flow) over 52 weeks.

Kissei Pharmaceuticals License Agreement

In April 2010, we received an up-front payment of $3.0 million from Kissei under our license agreement. During the nine months ended September 30, 2013, we recorded as revenue a $5.0 million non-refundable milestone payment due from Kissei upon the achievement of certain development activities, as such milestone had been achieved during this period. We received payment for the milestone in April 2013. We are eligible to receive additional milestone payments of up to $67.0 million upon our achievement of specified development, regulatory and commercial milestones separated among the indications of BPH, prostate cancer, and prostatitis or other diseases of the prostate, as well as the achievement of overall accumulated gross sales levels for such indications. The additional $67.0 million of non-refundable milestone payments is comprised as follows: aggregate milestone payments of $12.0 million are related to the BPH indication, of which, $7.0 million relates to the completion of regulatory approvals and $5.0 million relates to the achievement of certain product sale goals; a total of $21.0 million is related to the prostate cancer indication, of which $7.0 million relates to the completion of development activities, $7.0 million relates to the completion of regulatory approvals and $7.0 million relates to the achievement of certain product sale goals; and a total of $21.0 million is related to prostatitis or other diseases of the prostate, of which $7.0 million relates to the completion of development activities, $7.0 million relates to the completion of regulatory approvals and $7.0 million relates to the achievement of certain product sale goals. An additional $13.0 million of aggregate milestone payments are not indication specific, of which $5.0 million relates to the completion of regulatory approvals and $8.0 million relates to the achievement of certain product sale goals. In addition, we may receive a drug supply fee and royalty payments in the 20-29% range as a percentage of future net sales of licensed products sold under the agreement. Kissei is not currently studying PRX302 for the treatment of BPH, prostate cancer, prostatitis or other diseases of the prostate.

PRX302 License Agreement for BPH

In 2009, we licensed exclusive rights to PRX302 under an agreement with UVIC and Johns Hopkins with respect to the use of PRX302 for the treatment of the symptoms of BPH and other non-cancer diseases and conditions of the prostate, with the exception of prostate cancer. The license agreement requires us to make payments of CND$1.3 million, or $1.3 million, as translated into U.S. dollars, on the achievement of certain clinical and regulatory milestones and to pay royalties on commercial sales of resulting products. During the nine months ended September 30, 2013, we expensed a $0.1 million milestone payment due under the license agreement upon the completion of our last Phase 2b clinical trial prior to commencing a Phase 3 clinical trial. We anticipate paying this milestone in the fourth quarter of 2013. This amount was expensed to research and development expense. In addition, in the second quarter of 2013 we paid UVIC and Johns Hopkins a sub-license royalty of $0.4 million payable under the license agreement associated with our $5.0 million milestone payment from Kissei. This amount was recorded as a component of research and development expense.

From the inception of the agreement, we have incurred sub-license fees of $0.6 million and milestone payments of $0.1 million under this agreement.

PRX302 License Agreement for Prostate Cancer

In 2004, we licensed exclusive rights to PRX302 for the treatment of prostate cancer under an agreement with UVIC and Johns Hopkins. We have agreed to make cumulative milestone payments over the lifecycle of PRX302 of up to CND$3.6 million, or $3.5 million, as translated in U.S. dollars, contingent upon the achievement of certain clinical and regulatory milestones and to pay royalties on commercial sales of resulting products. From the inception of the agreement, we have paid milestone payments of CND$0.1 million, or $0.1 million, applying the conversion rate for the year of the payment. We have to date completed two clinical trials in patients with prostate cancer, and we will continue to evaluate future development in this indication.

Financial Operations Overview

Revenues

Our revenues to date consist of a $3.0 million up-front payment received from Kissei in 2010 and a $5.0 million non-refundable milestone payment for our achievement of certain development activities during the nine months ended September 30, 2013. We have no products approved for sale, and we have not generated any revenues from product sales.

Other than potential development milestones from Kissei, we do not expect to receive any revenues from PRX302 until we obtain regulatory approval and commercialize such product or until we potentially enter into additional collaborative agreements with third parties for the development and commercialization of PRX302, which additional agreements will not likely occur until we complete the development of PRX302. If our development efforts for PRX302, or the efforts or Kissei or any future collaborator, result in clinical success and regulatory approval or collaboration agreements with other third parties, we may generate revenues from PRX302. However, we may never generate revenues from PRX302 as we or any collaborator may never succeed in obtaining regulatory approval or commercializing this product.

Research and Development Expenses

Research and development expenses can be driven by a number of factors including: (a) the scope of clinical development and research programs pursued; (b) the type and size of clinical trials undertaken; (c) the number of clinical trials that are active during a particular period of time; (d) the rate of patient enrollment; (e) regulatory activities to support the clinical programs; and (f) Chemistry, Manufacturing and Controls, or CMC, activities associated with process development, scale-up and manufacture of drugs used in clinical trials; and such expenses are ultimately a function of decisions made to continue the development and testing of a product candidate based on supporting safety and efficacy results from clinical trial.

The majority of our operating expenses to date have been incurred in research and development activities related to PRX302. Research and development expenses include:

•	external research and development expenses incurred under agreements with clinical research organizations, or CROs, and investigative sites and clinical trial costs, as well as payments to consultants;

•	employee related expenses, including salaries, benefits, travel and stock-based compensation expense;

•	third-party manufacturing expenses; and

•	facilities, depreciation and other allocated expenses.

We expense research and development costs as incurred. We account for nonrefundable advance payments for goods and services that will be used in future research and development activities as expenses when the service has been performed or when the goods have been consumed. Since our inception in January 2002 through September 30, 2013, we have incurred a total of $55.8 million in research and development expenses.

At this time, due to the risks inherent in the clinical trial process and given the early stage of our product development program, we are unable to estimate with any certainty the costs we will incur in the continued development of PRX302 for potential approval and commercialization. Clinical development timelines, the probability of success and development costs can differ materially from expectations. However, we do expect our research and development expenses to increase for the foreseeable future as we advance PRX302 into our first Phase 3 clinical trial. The process of conducting clinical trials necessary to obtain regulatory approval is costly and time consuming. Any failure by us or delay in completing clinical trials, or in obtaining regulatory approvals, could lead to increased research and development expense and, in turn, have a material adverse effect on our results of operations.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation, related to our executive, finance, business development, market research and support functions. Other general and administrative expenses include allocated facility-related costs not otherwise included in research and development expenses, travel expenses, market research expenses and professional fees for auditing, tax and legal services. We expect that general and administrative expenses will increase in the future as we expand our operating activities and incur additional costs associated with being a dual-listed U.S. and Canadian publicly traded company. These increases will likely include professional fees and directors’ and officers’ liability insurance premiums.

Interest Income (Expense), Net

We earn interest income from interest-bearing cash accounts. Interest expense primarily represents interest payable to Oxford, accretion of our debt discount and amortization of our issuance costs associated with our Oxford Loan.

Other Income (Expense), Net

Other income (expense), net consists primarily of foreign exchange gains and losses and on occasion income or expense of a non-recurring nature. Foreign exchange gains and losses result from the settlement of foreign currency transactions and from the remeasurement of monetary assets and liabilities denominated in currencies other than our functional currency.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in conformity with generally accepted accounting principles in the United States. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the revenues and expenses incurred during the reported periods. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in the notes to our consolidated financial statements appearing at the end of this prospectus, we believe that the following accounting policies are critical to understanding and evaluating our reported financial results.

Foreign Currency

Functional Currency

Historically the functional currency of Sophiris Bio Inc. has been the Canadian dollar and the functional currency of Sophiris Bio Corp. and Sophiris Bio Holding Corp. has been the U.S. dollar. Subsequent to the completion of the Company’s initial public offering on the NASDAQ Global Market the Company reviewed the underlying indicators of the primary economic environment in which Sophiris Bio Inc. operates. Based upon this review, the Company has determined that the functional currency of Sophiris Bio Inc. has changed from the Canadian dollar to the U.S. dollar effective August 16, 2013, the date of our U.S. initial public offering.

Historically, the Company issued common stock warrants in connection with the issuance of common stock through private placements with exercise prices denominated in Canadian dollars. Upon the issuance of these warrants, the Company allocated the net proceeds to common stock and warrants based on their relative fair values, and calculated the fair value of the issued common stock warrants utilizing the Black-Scholes option-pricing model. The allocated fair value was then recorded as Common Share Purchase Warrants within stockholders’ equity on the consolidated balance sheet. The fair value was not remeasured in periods subsequent to the date of issuance.

The change in the functional currency of Sophiris Bio Inc. to the U.S. dollar effective August 16, 2013 effects how the Company accounts for its warrants which have exercise prices denominated in Canadian dollars, a currency that is not the Company’s functional currency. Upon the change in functional currency, the Company calculated the fair value of its warrants with exercise prices in Canadian dollars as $1.6 million utilizing the Black-Scholes pricing model and classified this fair value as a long term liability in accordance with Accounting Standards Codification, or ASC, 815, “Derivatives and Hedging”. The fair value of $1.6 million was deducted from the original fair value calculated on the issuance date of the warrants. The issuance date fair value in excess of the $1.6 million was reclassified to Contributed Surplus. At each reporting period subsequent to August 16, 2013, the Company will adjust the fair value of the warrant liability and any corresponding increase or decrease to the warrant liability will be recorded as a component of other income (expense) on the consolidated statement of operations and comprehensive loss. The estimated fair value is determined using the Black-Scholes option-pricing model based on the estimated value of the underlying common stock at the valuation measurement date, the remaining contractual term of the warrants, risk-free interest rates, expected dividends and expected volatility of the price of the underlying common stock. The fair value of the warrant liability was $1.4 million at September 30, 2013 and we recorded a gain of $0.2 million for the three and nine months ended September 30, 2013 which is included in other income (expense) in the consolidated statement of operations and comprehensive loss.

Transactions and Balances

Foreign currency transactions are translated into the functional currency using the exchange rates prevailing at the dates of the transactions. Foreign exchange gains and losses resulting from the settlement of foreign currency transactions and from the remeasurement of monetary assets and liabilities denominated in currencies other than our functional currency are recognized in the other income (expense).

Revenue Recognition

We may enter into product development agreements which may include nonrefundable signing and licensing fees, milestone payments and royalties on any product sales derived from collaborations. These multiple element arrangements are analyzed to determine whether the deliverables can be separated or whether they must be accounted for as a single unit of accounting. License fees are recognized as revenue when persuasive evidence of an arrangement exists, the fee is fixed or determinable, delivery or performance has substantially completed and collection is reasonably assured.

We recognize up front license payments as revenue upon delivery of the license only if the license has stand-alone value to the customer and if the agreement includes a general right of return, the delivery or performance of undelivered items is considered probable and within our control. The payment is generally allocated to the separate units of accounting based on their relative selling prices. The selling price of each deliverable is determined using vendor specific objective evidence of selling prices, if it exists; otherwise, third-party evidence of selling prices. If neither vendor specific objective evidence or third-party evidence exists, we use our best estimate of the selling price for each deliverable. The payment allocated is limited to the amount that is not contingent on the delivery of additional items or fulfillment of other performance conditions.

Whenever we determine that an arrangement should be accounted for as a single unit of accounting, we must determine the period over which the performance obligations will be performed and revenue will be recognized. If we cannot reasonably estimate the timing and the level of effort to complete our performance obligations under the arrangement, then revenue under the arrangement is recognized on a straight-line basis over the period we are expected to complete our performance obligations.

We evaluate milestone payments on an individual basis and recognize revenue from non-refundable milestone payments when the earnings process is complete and the payment is reasonably assured. We recognize non-refundable milestone payments related to arrangements under which we have continuing performance obligations as revenue upon achievement of the associated milestone, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement and (ii) the amount of the milestone payment is reasonable in relation to the effort expended or the risk associated with the milestone event. We record any amounts we receive under agreements in advance of performance, if deemed substantive, as deferred revenue and recognize such amount as revenue as we complete our performance obligations. A milestone event is considered substantive if (i) the milestone is commensurate with either (a) our performance to achieve the milestone or (b) the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from our performance to achieve the milestone, (ii) it relates solely to past performance and (iii) it is reasonable relative to all of the deliverables and payment terms (including other potential milestone consideration) within the arrangement. If any portion of the milestone payment does not relate to our performance, does not relate solely to past performance or is refundable or adjustable based on future performance, the milestone is not considered to be substantive. Milestone payments are not bifurcated into substantive and non-substantive components. Payments related to the achievement of non-substantive milestones are deferred and recognized over the Company’s remaining performance period.

Royalty revenue will be recognized upon the sale of the related products provided we have no remaining performance obligations under the arrangement.

Accrued Research and Development Expenses

Clinical trial costs are recorded as a component of research and development expenses. We accrue and expense clinical trial activities performed by third parties based upon estimates of the percentage of work completed over the life of the individual study in accordance with agreements established with CROs and clinical trial sites. We determine the estimates through discussions with internal clinical personnel and external service providers as to the progress or stage of completion of trials or services and the agreed-upon fee to be paid for such services. However, actual costs and timing of clinical trials are highly uncertain, subject to risks and may change depending upon a number of factors, including our clinical development plan. The process of estimating clinical trial costs may become more complex as our planned Phase 3 clinical trials will involve larger numbers of patients and clinical sites.

Substantially all of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. If the actual timing of the performance of services or the level of effort varies from the estimate, we will adjust the accrual accordingly.

Examples of estimated accrued research and development expenses include:

•	fees paid to CROs in connection with clinical studies;

•	fees paid to investigative sites in connection with clinical studies;

•	fees paid to vendors in connection with preclinical development activities;

•	fees paid to vendors associated with the development of companion diagnostics; and

•	fees paid to vendors related to product manufacturing, development and distribution of clinical supplies.

Nonrefundable advance payments for goods and services that will be used or rendered in future research and development activities are deferred and recognized as expense in the period that the related goods are consumed or services are performed.

Primarily all of our research and development expenses related to PRX302 during the three months ended September 30, 2013 and 2012 and the nine months ended September 30, 2013 and 2012. We recognized research and development expenses as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Clinical research and development	$1,230	$1,859	$4,225	$4,850
Non-clinical research and development	—	209	2	1,175
Manufacturing	859	1,314	1,764	4,048
Stock-based compensation expense	28	29	152	120

	$2,117	$3,411	$6,143	$10,193

Stock-based Compensation

We expense the fair value of employee stock options over the vesting period. Stock-based compensation expense is measured using the fair value of the award at the grant date, net of estimated forfeitures, and is adjusted annually to reflect actual forfeitures. The fair value of each stock-based award is estimated using the Black-Scholes valuation model and is expensed using graded amortization over the vesting period.

We recognized stock-based compensation expense as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Research and development	$28	$29	$152	$120
General and administrative	162	115	563	368

Total	$190	$144	$715	$488

No stock options were granted during the three months ended September 30, 2013 or the three months ended September 30, 2012. The fair value of options granted during the nine months ended September 30, 2013 and 2012 were estimated at the date of grant using the following assumptions:

	Nine months ended September 30,
	2013	2012
Expected life of the option term (years)	4.2	4.0
Risk-free interest rate	1.38%	1.44%
Dividend yield	0%	0%
Volatility	69.1%	75.5%
Forfeiture rate	8.79%	7.81%

Expected Life of the Option Term – This is the period of time that the options granted are expected to remain unexercised. Options granted during the year have a maximum contractual term of five years. We estimate the expected life of the option term based on actual past behavior for similar options.

Risk-Free Interest Rate – This is the Canadian Treasury rate for the week of each option grant during the quarter having a term that most closely resembles the expected life of the option.

Dividend Yield – We have never declared or paid dividends on common shares and have no plans to do so in the foreseeable future.

Volatility – Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated or is expected to fluctuate during a period. We considered the historical volatility from our Canadian initial public offering through the dates of grants.

Forfeiture Rate – Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We assess the forfeiture rate on an annual basis and revise the rate when deemed necessary.

Jobs Act

In April 2012, the JumpStart Our Business Startups Act of 2012, or the JOBS Act, was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for an “emerging growth company.” As an “emerging growth company,” we are electing not to take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision not to take advantage of the extended transition period is irrevocable. In addition, we are in the process of evaluating the benefits of relying on the other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if as an “emerging growth company” we choose to rely on such exemptions, we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we no longer meet the requirements of being an “emerging growth company,” whichever is earlier.

Results Of Operations

Comparison of the Three Months Ended September 30, 2013 and 2012

The following table summarizes the results of our operations for the three months ended September 30, 2013 and 2012, together with the changes in those items in dollars (in thousands):

	Three months ended September 30,
	2013	2012	Change 2013 vs. 2012
Research and development expenses	$2,117	$3,411	$(1,294)
General and administrative expenses	883	1,980	(1,097)
Interest income (expense), net	(313)	(445)	132
Other income (expense), net	361	206	155

Research and development expenses. Research and development expenses were $2.1 million for the three months ended September 30, 2013 compared to $3.4 million for the three months ended September 30, 2012. The decrease in research and development costs is attributable to the following:

•	A $0.4 million decrease in costs associated with the transfer and scale-up of manufacturing activities for PRX302;

•	A $0.2 million decrease in costs associated with certain non-clinical activities, specifically a repeat dose monkey study and a rat fertility study both completed in 2012; and

•	A $0.4 million decrease in the costs associated with the Company’s Phase 1/2 transrectal clinical trial.

Also included as a component of research and development expenses during the three months ended September 30, 2012 is $0.2 million associated with an impairment loss for the intangible assets related to the Company’s decision to terminate its licenses with the NIH associated with its INxin and HUMxin technologies. The research and development costs included stock-based compensation charges of $0.1 million for the three months ended September 30, 2013 and the three months ended September 30, 2012.

General and administrative expenses. General and administrative expenses were $0.9 million for the three months ended September 30, 2013 compared to $2.0 million for the three months ended September 30, 2012. The decrease is partially due to a $0.6 million decrease in market research costs. The remaining decrease is associated with a reduction in personnel related costs and consulting costs which were offset partially by an increase in corporate insurance and stock compensation expense. The general and administrative cost included stock based compensation expense of $0.2 million for the three months ended September 30, 2013 as compared to $0.1 million for the three months ended September 30, 2012 .

Interest income (expense), net. Interest expense, net was $0.3 million for the three months ended September 30, 2013 compared to $0.4 million in the same period in 2012 . This decrease resulted from a reduction in interest expense related to the Company’s promissory notes with Oxford Finance. Interest expense related to Company’s promissory notes with Oxford Finance is expected to decline over the term of the loan as the total principal outstanding on the loan is paid down.

Other income (expense), net. Other income was $0.4 million for the three months ended September 30, 2013 as compared to $0.2 million for the three months ended September 30, 2012. This change was primarily due to a $0.2 million gain recognized for the change in the fair value of the Company’s warrant liability from the initial recognition date of the warrant liability, the date of our initial public offering, to September 30, 2013. As a result of a change in the functional currency of Sophiris Bio Inc. to the U.S. dollar, the Company was required to recognize a liability for the fair value of the Company’s previously issued warrants which were issued with an exercise price denominated in Canadian dollars. The Company is required to reassess the fair value of the warrants each reporting period until the warrants expire or they are exercised. Any non-cash gain or loss on the fair value of the warrants will be recorded as a component of other income.

Comparison of the Nine Months Ended September 30, 2013 and 2012

The following table summarizes the results of our operations for the nine months ended September 30, 2013 and 2012, together with the changes in those items in dollars (in thousands):

	Nine months ended September 30,
	2013	2012	Change 2013 vs. 2012
License revenue	$5,000	$—	$5,000
Research and development expenses	6,143	10,193	(4,050)
General and administrative expenses	3,009	4,342	(1,333)
Interest income (expense), net	(1,064)	(1,450)	386
Other income (expense), net	5	122	(117)
Income tax expense	500	—	500

License revenue. During the nine months ended September 30, 2013, we recorded as revenue a $5.0 million non-refundable milestone payment due from Kissei upon our achievement of certain development activities, as such milestone had been achieved during this period. We received payment of this milestone in April.

Research and development expenses. Research and development expenses were $6.1 million in the nine months ended September 30, 2013, compared to $10.2 million in the nine months ended September 30, 2012. The decrease in research and development costs is attributable to the following:

•	A $1.2 million decrease in the costs associated with the Company’s non-clinical activities, specifically a repeat dose monkey study and a rat fertility study both of which were completed in 2012;

•	A $2.3 million decrease in the costs associated with the transfer and scale-up of manufacturing activities for PRX302; and

•	A $1.3 million decrease in costs associated with the Company’s Phase 1/2 trial.

Also included as a component of research and development expenses during the nine months ended September 30, 2012 is $0.2 million associated with an impairment loss for the intangible assets related to the Company’s decision to terminate its licenses with the NIH associated with its INxin and HUMxin technologies. Offsetting these decreases is an increase of $0.8 million for cost associated with our Phase 3 clinical trial from the nine months ended September 30, 2012 to September 30, 2013. Also offsetting this decrease is a $0.4 million sub-license royalty fee which was expensed during the nine months ended September 30, 2013 due to UVIC Industry Partnerships and The Johns Hopkins University associated with our $5.0 million milestone payment from Kissei. The research and development expense included stock-based compensation charges of $0.1 million for both the nine months ended September 30, 2013 and the nine months ended September 30, 2012.

General and administrative expenses. General and administrative expenses were $3.0 million in the nine months ended September 30, 2013 compared to $4.3 million for the nine months ended September 30, 2012. The decrease of $1.3 million is partially due to a $0.8 million decrease in market research costs. The remaining decrease is associated with a reduction in personnel related costs and consulting costs which were offset partially by an increase in accounting and tax professional fees, corporate insurance and stock compensation expense. The general and administrative cost included stock based compensation expense of $0.6 million for the nine months ended September 30, 2013 as compared to $0.4 million for the nine months ended September 30, 2012.

Interest income (expense), net. Interest expense, net was $1.1 million in the nine months ended September 30, 2013 compared to $1.5 million in the same period in 2012. This decrease resulted from a reduction in interest expense related to the Company’s promissory notes with Oxford Finance. Interest expense related to Company’s promissory notes with Oxford Finance is expected to decline over the term of the loan as the total principal outstanding on the loan is paid down.

Other income (expense), net. Other income (expense), net was $5,000 for the nine months ended September 30, 2013 compared to $0.1 million for the nine months ended September 30, 2012, a change of $0.1 million. Included as a component of other income during the nine months ended September 30, 2013 was a $0.2 million gain associated with the change in the fair value of the Company’s warrant liability. This gain was offset almost entire by foreign currency exchange losses.

Income tax expense. The $5.0 million milestone payment from Kissei was subject to a 10% Japanese withholding tax. As a result, we recorded income tax expense of $0.5 million for the nine months ended September 30, 2013. We will be eligible to utilize the withholding tax to offset future taxes due in Japan. Given the uncertainty around our ability to generate future taxable income, we have expensed the withholding tax during the nine months ended September 30, 2013.

Liquidity and Capital Resources

Since our inception, our operations have been primarily financed through public and private sales of our common shares and a debt financing. Since inception, we have devoted our resources to funding research and development programs, including discovery research, preclinical studies and clinical trial activities.

On August 23, 2013, the Company completed a U.S. public offering in which the Company issued 13,000,000 common shares at a price of $5.00 per share. The company received $57.0 million, net of underwriters discounts commissions and offering cost.

At September 30, 2013, we had cash of $54.7 million, representing an increase of $45.0 million from December 31, 2012. We had working capital of $48.4 million at September 30, 2013, an increase of $47.6 million from December 31, 2012. The increase in our working capital from December 31, 2012 to September 30, 2013 was the result of the Company raising $57.0 million, net, with a U.S. public offering. We expect that our current cash as of September 30, 2013 will be sufficient to fund our operations for at least the next 12 months.

We have devoted substantial resources to developing PRX302, protecting and enhancing our intellectual property estate and providing general and administrative support for these activities. We have not generated any revenue from product sales and, to date, have funded our operations primarily through public and private equity security sales, a debt financing and payments from Kissei.

We expect that we will require additional capital to complete development of PRX302, including completion of both of our planned Phase 3 clinical trials, to obtain regulatory approval of and to commercialize PRX302.

Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:

•	progress in, and the costs of, our clinical trials, preclinical studies and other research and development activities for PRX302;

•	the costs and timing of regulatory approvals;

•	our ability to maintain our strategic license with Kissei and its ability to achieve applicable milestones and establish and maintain additional strategic collaborations, including licensing and other arrangements;

•	the costs involved in filing, prosecuting, enforcing and defending patent claims and other intellectual property rights;

•	the costs of obtaining and securing manufacturing supply for clinical or commercial production of product candidates; and

•	the costs of establishing, or contracting for, sales and marketing capabilities if we obtain regulatory approvals to market PRX302.

Until we can generate significant continuing revenues, we expect to satisfy our future cash needs through private and public sales of our securities, debt financings, by establishing additional strategic collaborations for PRX302 or from exercise of outstanding common share purchase warrants and stock options.

The following table shows a summary of our cash flows for the nine months ended September 30, 2013 and 2012 (in thousands):

	Nine months ended September 30,
	2013	2012
	(unaudited)	(unaudited)
Net cash provided by (used in):
Operating activities	$(8,822)	$(15,017)
Investing activities	(3)	(26)
Financing activities	53,913	6,484
Effect of exchange rate changes on cash and cash equivalents	(70)	375

Net increase (decrease) in cash and cash equivalents	$45,018	$(8,184)

Operating Activities

Net cash used in operating activities was $8.8 million and $15.0 million for the nine months ended September 30, 2013 and 2012, respectively. The decrease in net cash used between the nine months ended September 2012 to the nine months ended September 30, 2013 was primarily related to a decrease in our net loss from the nine months ended September 30, 2012 to the nine months ended September 30, 2013. The decrease in our net loss was primarily related to the recognition of a $5.0 million milestone from Kissei during the nine months ended September 30, 2013. We received this milestone payment from Kissei during the second quarter of 2013.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2013 and 2012 primarily related to the purchase of property and equipment used for general operating purposes.

Financing Activities

Net cash provided by financing activities was $53.9 million and $6.5 million for the nine months ended September 30, 2013 and 2012, respectively.

Net cash provided by financing activities during the nine months ended September 30, 2013 was primarily related to the issuance of common shares in a public offering which resulted in net proceeds of $57.0 million offset by principal payments of $3.9 million on amounts outstanding under the Oxford Loan.

Net cash provided by financing activities during the nine months ended September 30, 2012 was primarily related to the issuance of common shares from a private placement which resulted in net proceeds of $8.3 million. The receipt of cash from the private placement was offset by principal payments to Oxford of $1.8 million during the nine months ended September 30, 2012.

Contractual Obligation and Commitments

With the exception of our purchase commitments as disclosed below, there have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations and Commitments” in our final prospectus dated August 16, 2013, filed pursuant to Rule 424(b) of the Securities Act with the SEC on August 16, 2013.

The following is a summary of as of September 30, 2013 (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Purchase commitments(1)	3,032	3,032	—	—	—

Total	$3,032	$3,032	$—	$—	$—

(1)	We are required to schedule our manufacturing activities in advance. If we cancel any of these scheduled activities without proper notice we could be required to pay penalties equal to the cost of the originally scheduled activity. As such we have included the activities currently scheduled which, if cancelled, could result in us incurring penalties for cancellation

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements (as defined by applicable SEC regulations) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Our primary market risk is the exposure to foreign currency exchange rate fluctuations. This risk arises from our holdings of foreign currency denominated cash and accounts payable. Changes in foreign currency exchange rates can create significant foreign exchange gains or losses to us. Our current foreign currency risk is primarily with the Canadian dollar as a majority of the expenses incurred by us are denominated in the U.S. dollar. As of September 30, 2013, we had CND$0.6 million, or $0.6 million, as translated into U.S. dollars, Canadian dollars on hand. A 10% change in the underlying exchange rate would result in a change of sixty thousand dollars of total cash on hand at September 30, 2013. We have minimal direct exposure to interest rate risks as we do not have variable rate financial liabilities. In addition, the Oxford Loan has a fixed interest rate of 9.5% therefore fluctuations in interest rates do not have an effect the total amount due on the outstanding principal.

Item 4. Controls and Procedures

Our President and Chief Executive Officer and our Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-l5(e) and l5d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act)) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that as of the date of such evaluation, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in our periodic reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and can therefore only provide reasonable, not absolute, assurance that the design will succeed in achieving its stated goals.

Part II – Other Information

Item 1A. Risk Factors

You should carefully consider the risks described below, together with the other information contained in this quarterly report, before making your decision whether to purchase or sell shares of our common stock. We cannot assure you that any of the events discussed in the risk factors below will not occur. These risks could have a material and adverse impact on our business, results of operations, financial condition and growth prospects. If that were to happen, the trading price of our common stock could decline. We have marked with an asterisk (*) those risk factors that reflect changes from the risk factors included in our final prospectus filed with the Securities and Exchange Commission (SEC) on August 16, 2013, relating to our Registration Statement on Form S-1 (File No. 333-186724) for our initial public offering, or IPO.

Risks Related to Our Business and Industry

We are an early stage company with no approved products and no revenue from commercialization of our product.

We are at an early stage of development of our product candidate, PRX302, for the treatment of the symptoms of benign prostatic hyperplasia, or BPH. We have not completed the development of any product candidates and, accordingly, have not begun to commercialize, or any product candidate or generate any product revenues from any product candidate. PRX302 requires significant additional clinical testing and investment prior to seeking marketing approval. A commitment of substantial resources by ourselves and potential partners to conduct time-consuming Phase 3 clinical trials for PRX302 will be required to meet applicable regulatory standards, obtain required regulatory approvals, and to successfully commercialize this product candidate. PRX302 is not expected to be commercially available for several years, if at all.

We are highly dependent on the success of PRX302 and we may not be able to successfully obtain regulatory or marketing approval for, or successfully commercialize, this product candidate.

To date, we have expended significant time, resources and effort on the development of PRX302, including conducting preclinical and clinical trials, for the treatment of the symptoms of BPH. We have no product candidates in our clinical development pipeline other than PRX302. Our ability to generate product revenues and to achieve commercial success in the near term will initially depend almost entirely on our ability to successfully develop, obtain regulatory approval for and then successfully commercialize PRX302 in the United States and the European Economic Area, or EEA. Before we can market and sell PRX302 in the United States or foreign jurisdictions, we will need to commence and complete additional clinical trials, manage clinical, preclinical, and manufacturing activities, obtain necessary regulatory approvals from the Food and Drug Administration, or FDA, in the United States and from similar foreign regulatory agencies in other jurisdictions, obtain manufacturing supply, build a commercial organization or enter into a marketing collaboration with a third party, and in some jurisdictions, obtain reimbursement authorization, among other things. We cannot assure you that we will be able to successfully complete the necessary preclinical studies and clinical trials and/or obtain regulatory approvals and sufficient commercial manufacturing supply for PRX302. If we do not receive regulatory approvals, our business, prospects, financial condition and results of operations will be adversely affected. Even if we obtain regulatory approvals, we may never generate significant revenues from any commercial sales of PRX302. If we fail to successfully commercialize PRX302, we may be unable to generate sufficient revenues to sustain and grow our business and our business, prospects, financial condition and results of operations will be adversely affected.

PRX302 is subject to extensive regulation, and we may not obtain regulatory approvals for PRX302.

The clinical development, manufacturing, labeling, packaging, storage, recordkeeping, advertising, promotion, export, import, marketing and distribution and other possible activities relating to our product candidate are, and for any other biologic or drug candidate that we may develop will be, subject to extensive regulation by the FDA in the United States and other regulatory agencies in foreign jurisdictions. PRX302, our only product candidate, is subject to regulation in the United States as a biologic. Biologics require the submission of a Biologics License Application, or BLA, and we are not permitted to market PRX302 in the United States until we obtain approval from the FDA of a BLA. To market PRX302 in the EEA, which includes the 27 member states of the European Union plus Norway, Liechtenstein and Iceland, we must submit a Marketing Authorization Application, or MAA, to the European Medicines Agency, or EMA, for approval under the EMA’s centralized procedure, which if the marketing authorization is granted, will enable us to market the product throughout the entire territory of the EEA. A BLA or MAA must be supported by extensive clinical and preclinical data, as well as extensive information regarding chemistry, manufacturing and controls, or CMC, sufficient to demonstrate the safety and effectiveness of the applicable product candidate to the satisfaction of FDA and EMA, respectively.

Regulatory approval of a BLA or an MAA is not guaranteed, and the approval process is expensive and will take several years. The FDA and foreign regulatory entities also have substantial discretion in the approval process. The number and types of preclinical studies and clinical trials that will be required for BLA or MAA approval varies depending on the product candidate, the disease or the condition that the product candidate is designed to target and the regulations applicable to any particular product candidate. Despite the time and expense associated with preclinical studies and clinical trials, failure can occur at any stage, and we could encounter problems that cause us to repeat or perform additional preclinical studies or clinical trials or generate additional CMC data. The FDA, EMA and similar foreign authorities could delay, limit or deny approval of a product candidate for many reasons, including because they:

•	may not deem our product candidate to be adequately safe and effective;

•	may not find the data from our preclinical studies and clinical trials or CMC data to be sufficient to support a claim of safety and efficacy;

•	may not approve the manufacturing processes or facilities associated with our product candidate;

•	may conclude that we have not sufficiently demonstrated long-term stability of the formulation of the drug product for which we are seeking marketing approval;

•	may change approval policies (including with respect to our product candidate’s class of biologics) or adopt new regulations; or

•	may not accept a submission due to, among other reasons, the content or formatting of the submission.

Obtaining approval of a BLA is a lengthy, expensive and uncertain process. As part of the U.S. Prescription Drug User Fee Act, the FDA has a goal to review and act on a percentage of all submissions in a given time frame. The general review goal for a BLA is 12 months from the filing date for a standard application and eight months from the filing date for a priority review application. The filing date is typically 60 days after submission of a BLA to the FDA. The FDA’s review goals are subject to change, and it is unknown whether the review of a BLA for PRX302 will be completed within the FDA’s target timelines or will be delayed. Moreover, the duration of the FDA’s review may depend on the number and types of other BLAs that are submitted to the FDA around the same time period or are pending. Generally, public concern regarding the safety of drug products could delay or limit our ability to obtain regulatory approval, result in the inclusion of unfavorable information in our labeling, or require us to undertake other activities that may entail additional costs.

We submitted an investigational new drug application for PRX302 in April 2011. We have not submitted an application for approval or obtained FDA approval for any product. This lack of experience may impede our ability to obtain FDA approval in a timely manner, if at all, for PRX302. In addition, failure to comply with FDA and other applicable U.S. and foreign regulatory requirements, either before or after product approval, may subject us to administrative or judicially imposed sanctions, including:

•	warning letters;

•	civil and criminal penalties;

•	injunctions;

•	withdrawal of approved products;

•	product seizure or detention;

•	product recalls;

•	total or partial suspension of production; and

•	refusal to approve pending BLAs or supplements to approved BLAs.

Even if we believe that data collected from our preclinical studies and clinical trials of our product candidate are promising, our data may not be sufficient to support marketing approval by the FDA or any foreign regulatory authority, or regulatory interpretation of these data and procedures may be unfavorable. In addition, the FDA’s regulatory review of BLAs for product candidates intended for widespread use by a large proportion of the general population is becoming increasingly focused on safety, which may lead to increased scrutiny of the safety data we submit in our BLA for PRX302. Even if approved, a product candidate may not be approved for all indications requested and such approval may be subject to limitations on the indicated uses for which the biologic may be marketed, restricted distribution methods or other limitations. Our business and reputation may be harmed by any failure or significant delay in obtaining regulatory approval for the sale of our product candidate. We cannot predict when or whether regulatory approval will be obtained for any product candidate we develop.

To market any biologics outside of the United States, we and current or future collaborators must comply with numerous and varying regulatory and compliance related requirements of other countries. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods, including obtaining reimbursement and pricing approval in select markets. The time required to obtain approval in other countries might differ from that required to obtain FDA approval. The regulatory approval process in other countries may include all of the risks associated with FDA approval as well as additional, presently unanticipated, risks. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others, including the risk that our product candidates may not be approved for all indications requested and that such approval may be subject to limitations on the indicated uses for which the drug may be marketed. Certain countries have a very difficult reimbursement environment and we may not obtain reimbursement or pricing approval, if required, in all countries where we expect to market a product, or we may obtain reimbursement approval at a level that would make marketing a product in certain countries not viable.

The clinical trial protocol and design for our two planned Phase 3 clinical trials of PRX302 may not be sufficient to allow us to submit a BLA to the FDA or demonstrate safety or efficacy at the level required by the FDA for product approval.*

Based on the results from our Phase 2 clinical trials, we expect to conduct our two planned Phase 3 clinical trials for PRX302 to examine whether PRX302 will effectively relieve BPH symptoms as measured at three months and 12 months following treatment. The first of our two planned Phase 3 clinical trials, which we initiated in October 2013, will use the International Prostate Symptom Score outcome measure evaluated at 12 months as the primary endpoint, which is consistent with clinical trials of another injectable currently under development for the treatment of the symptoms of BPH. We have not submitted a special protocol assessment, or SPA, which drug development companies sometimes use to obtain an agreement with the FDA concerning the design and size of a clinical trial intended to form the primary basis of an effectiveness claim. Without the concurrence of the FDA on an SPA or otherwise, we cannot be certain that the design, conduct and data analysis approach for our planned Phase 3 clinical trials will generate data sufficient to establish the effectiveness of PRX302 for treatment of BPH symptoms to the FDA’s satisfaction, and therefore allow us to submit or receive approval of a BLA for PRX302. If the FDA requires us, or we otherwise determine, to amend our protocols, change our clinical trial designs, increase enrollment targets or conduct additional clinical trials, our ability to obtain regulatory approval on the timeline we have projected would be jeopardized and we could be required to make significant additional expenditures related to clinical development.

Further, even if we achieve positive results on the endpoints for a clinical trial, the FDA may disagree with our interpretation of the data and deem the results insufficient to demonstrate efficacy at the level required by the FDA for product approval. It is possible that we may make modifications to the clinical trial protocols or designs of one or both of our planned Phase 3 clinical trials that delay enrollment or completion of such clinical trials and could delay regulatory approval of PRX302. Any failure to obtain approval for PRX302 on the timeline that we currently anticipate, or at all, would have a material and adverse impact on our business, prospects, financial condition and results of operations.

Principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, the integrity of the data generated at the applicable clinical trial site may be jeopardized.

Clinical development is a lengthy and expensive process with an uncertain outcome. Because the results of early clinical trials are not necessarily predictive of future results, PRX302 may not have favorable results in later clinical trials or receive regulatory approval.

Clinical development is expensive, takes many years to complete and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process and PRX302 is subject to the risks of failure inherent in drug development. Success in early clinical trials does not mean that later clinical trials will be successful because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety or efficacy despite having progressed through initial clinical testing, even at statistically significant levels. We will be required to demonstrate through well-controlled clinical trials of PRX302 that our product candidate is safe and effective for use in its target indication before we can obtain regulatory approvals for its commercial sale.

Companies frequently suffer significant setbacks in late-stage clinical trials, even after earlier clinical trials have shown promising results. Either or both of our two planned Phase 3 clinical trials of PRX302 may not be successful for a variety of reasons, including faults in the clinical trial designs, the failure to enroll a sufficient number of patients, undesirable side effects and other safety concerns and the inability to demonstrate sufficient efficacy.

Further, the data collected from clinical trials with large patient populations may not demonstrate sufficient safety and efficacy to support regulatory approval of PRX302. Our two planned Phase 3 clinical trials of PRX302 will enroll significantly more patients than we have enrolled in clinical trials of PRX302 to date. We expect to enroll approximately 440 patients in our first planned Phase 3 clinical trial. If PRX302 fails to demonstrate sufficient safety or efficacy, we would experience potentially significant delays in, or be required to abandon our development of, PRX302, which would have a material and adverse impact on our business, prospects, financial condition and results of operations.

PRX302 may cause undesirable side effects or have other properties that may delay or prevent its regulatory approval or commercialization or limit its commercial potential.

Undesirable side effects caused by PRX302 could cause us or regulatory authorities to interrupt, delay, suspend or terminate clinical trials and could result in a more restrictive label or the delay or denial of marketing approval by the FDA or other regulatory authorities. This, in turn, could limit or prevent us from commercializing PRX302 and generating revenues from its sale. To date, the most common adverse events observed in patients who received PRX302 in our Phase 2 clinical trials that were potentially attributable to PRX302 included the presence of red blood cells in urine, painful urination, frequent urination and urinary urgency, perineal pain and discomfort (observed in patients who received both drug and placebo, which is otherwise referred to as the vehicle), vertigo and malaise that could be attributable to PRX302 induced inflammation. Each of the foregoing adverse events occurred in greater than five percent of the PRX302 population. Although none of the patients in our Phase 1/2 clinical trial using the transrectal route of administration experienced sepsis, our change to this route of administration is expected to increase the risk of sepsis. Results from our planned Phase 3 clinical trials could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of PRX302 for its targeted indication. Further, such side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may have a material and adverse impact on our business, prospects, financial condition and results of operations.

In addition, if PRX302 receives marketing approval and we or others later identify undesirable side effects caused by PRX302, a number of significant negative consequences could result, including:

•	regulatory authorities may withdraw their approval of PRX302;

•	regulatory authorities may require that we demonstrate a larger clinical benefit by conducting additional clinical trials for approval to offset the risk;

•	regulatory authorities may require the addition of labeling statements or warnings that could diminish the usage of the product or otherwise limit the commercial success of PRX302;

•	we may be required to change the way PRX302 is administered;

•	we may choose to recall, withdraw or discontinue sale of PRX302;

•	we could be sued and held liable for harm caused to patients;

•	we may not be able to enter into collaboration agreements on acceptable terms and execute on our business model; and

•	our reputation may suffer.

Any one or a combination of these events could prevent us from achieving or maintaining market acceptance of the affected product or could substantially increase the costs and expenses of commercializing PRX302, which in turn could delay or prevent us from generating any revenues from the sale of the product, which could significantly harm our business, prospects, financial condition and results of operations.

We may experience delays in the commencement or completion of our clinical trials, which could result in increased costs to us and delay our ability to pursue regulatory approval and generate product revenues.*

Delays in the commencement or completion of clinical testing could significantly impact our product development costs and could result in the need for additional financing. Although we initiated the first of our two planned Phase 3 clinical trials in October 2013, we do not know when or whether our second planned Phase 3 clinical trials of PRX302 will begin, or if either trial will be completed on time, or at all. The commencement or completion of clinical trials can be delayed for a variety of reasons, including delays in or related to:

•	raising sufficient capital to fund our second planned Phase 3 clinical trial;

•	obtaining regulatory approval, or feedback on trial design necessary, to commence a clinical trial;

•	identifying, recruiting and training suitable clinical investigators;

•	identifying, recruiting and enrolling suitable patients to participate in a clinical trial;

•	catastrophic loss of drug product due to shipping delays or delays in customs in connection with delivery of drug product to foreign countries for use in clinical trials;

•	reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;

•	obtaining sufficient quantities of PRX302 for use in clinical trials;

•	having patients complete a trial or return for post-treatment follow-up;

•	adding new clinical trial sites;

•	failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols;

•	failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions;

•	unforeseen safety issues or any determination that a clinical trial presents unacceptable health risks;

•	obtaining institutional review board, or IRB, approval to conduct a clinical trial at a prospective site; and

•	retaining patients who have initiated a clinical trial but may withdraw due to adverse side effects from the therapy, insufficient efficacy, fatigue with the clinical trial process or personal issues.

Any delays in the commencement or completion of our clinical trials will delay our timeline to obtain regulatory approval for our product candidate. In addition, many of the factors that cause, or lead to, a delay in the commencement of clinical trials may also ultimately lead to the denial of regulatory approval for a product candidate. Our two planned Phase 3 clinical trials of PRX302 for the treatment of the symptoms of BPH will seek to enroll significantly more patients than we have enrolled in clinical trials of PRX302 to date. We expect to enroll approximately 440 patients in our first planned Phase 3 clinical trial both in and outside of the United States. We do not expect to commence enrollment of our second Phase 3 clinical trial until completion of a blinded interim analysis by an independent data monitoring committee conducted once all patients have completed three months in the first Phase 3 clinical trial.

We may face competition to enroll BPH patients in our planned Phase 3 clinical trials from other clinical trials for other sponsors including potential competitors. Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. Delays in enrollment in our planned Phase 3 clinical trials of PRX302 would result in delays in our ability to pursue regulatory approval of PRX302.

Changes in regulatory requirements and guidance also may occur and we may need to amend clinical trial protocols to reflect these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for re-examination, which may impact the costs, timing and successful completion of a clinical trial. If we experience delays in the completion of, or if we must terminate, any clinical trial of PRX302, our ability to obtain regulatory approval for that product candidate will be delayed and the commercial prospects, if any, for the product candidate may be harmed. If we ultimately commercialize PRX302, other therapies for the same indications may have been introduced to the market during the period we have been delayed and such therapies may have established a competitive advantage over our product candidates.

We expect to rely upon multiple CROs to conduct and oversee our planned Phase 3 clinical trials for PRX302. If any of our CROs does not meet our deadlines or otherwise conduct the trials as required or if any CRO experiences regulatory compliance issues we may not be able to obtain regulatory approval for or commercialize our product candidate when expected or at all.*

We have entered into agreements with multiple CROs for our first planned Phase 3 clinical trial of PRX302. We also rely upon medical institutions, clinical investigators and contract laboratories to conduct our trials in accordance with our clinical protocols and in accordance with applicable legal and regulatory requirements. These third parties play a significant role in the conduct of these trials and the subsequent collection and analysis of data from the clinical trials. There is no guarantee that any such third party will devote adequate time and resources to our clinical trial. If any of our CROs or any other third parties upon which we rely for administration and conduct of our clinical trials do not successfully carry out their contractual duties or obligations or fail to meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or if they otherwise perform in a substandard manner, our clinical trials may be extended, delayed, suspended or terminated, and we may not be able to complete development of and ultimately obtain approval for and successfully commercialize PRX302. We will rely heavily on these third parties for the execution of our planned Phase 3 clinical trials and will control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on CROs does not relieve us of our regulatory responsibilities.

We and our CROs are required to comply with current Good Clinical Practice, or GCP, which are regulations and guidelines enforced by the FDA, the competent authorities of the Member States of the EEA and comparable foreign regulatory authorities for products in clinical development. Regulatory authorities enforce these GCP regulations through periodic inspections of clinical trial sponsors, principal investigators and clinical trial sites. If we or any of our CROs fail to comply with applicable GCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and our submission of marketing applications may be delayed or the FDA may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that any of our clinical trials comply or complied with applicable GCP regulations. In addition, our clinical trials must be conducted with product produced under the current Good Manufacturing Practice, or cGMP, regulations enforced by the FDA, and our clinical trials require a large number of test subjects. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of our CROs violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

If any of our clinical trial sites terminates for any reason, we may experience the loss of follow-up information on patients enrolled in our ongoing clinical trials unless we are able to transfer the care of those patients to another qualified clinical trial site. Further, if our relationship with any of our CROs is terminated, we may be unable to enter into arrangements with alternative CROs on commercially reasonable terms, or at all.

Switching or adding CROs can involve substantial cost and require extensive management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays may occur, which can materially impact our ability to meet our desired clinical development timelines. Though we carefully manage our relationship with our CROs, there can be no assurance that we will not encounter such challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, prospects, financial condition or results of operations.

Any adverse developments that occur during any clinical trials conducted by Kissei may affect our ability to obtain regulatory approval or commercialize PRX302.

Kissei Pharmaceutical Co., Ltd., or Kissei, retains the rights to develop and commercialize PRX302 in Japan for the treatment of the symptoms of BPH, prostate cancer, prostatitis or other diseases of the prostate. If serious adverse events occur during this or any other clinical trials Kissei decides to conduct with respect to PRX302, the FDA and other regulatory authorities may delay, limit or deny approval of PRX302 or require us to conduct additional clinical trials as a condition to marketing approval, which would increase our costs. If we receive FDA approval for PRX302 and a new and serious safety issue is identified in connection with clinical trials conducted by Kissei, the FDA and other regulatory authorities may withdraw their approval of the product or otherwise restrict our ability to market and sell our product. In addition, treating physicians may be less willing to administer our product due to concerns over such adverse events, which would limit our ability to commercialize PRX302.

Our limited operating history makes evaluating our business and future prospects difficult, and may increase the risk of any investment in our common shares.

Our predecessor, Protox Pharmaceuticals Inc., was incorporated in January 2002. We were formed in May 2003 under the predecessor to the British Columbia Business Corporations Act, or the BCBCA, by the amalgamation of Stratos Biotechnologies Inc., Nucleus BioScience Inc. and Brightwave Ventures Inc. under the name SNB Capital Corp. In July 2004, we acquired all the shares of Protox Pharmaceuticals Inc. in a plan of arrangement under the BCBCA and changed its name to Protox Therapeutics Inc. In 2011, we formed a wholly-owned U.S. subsidiary incorporated in Delaware, Protox Therapeutics Corp. In 2012, we changed our name to Sophiris Bio Inc. and changed the name of our subsidiary to Sophiris Bio Corp. In 2012, Sophiris Bio Corp. formed a wholly-owned subsidiary incorporated in Delaware, Sophiris Bio Holding Corp. We face considerable risks and difficulties as a company with limited operating history, particularly as a consolidated entity with an operating subsidiary that also has a limited operating history. If we do not successfully address these risks, our business, prospects, operating results and financial condition will be materially and adversely harmed. Our limited operating history makes it particularly difficult for us to predict our future operating results and appropriately budget for our expenses. In the event that actual results differ from our estimates or we adjust our estimates in future periods, our operating results and financial position could be materially affected. We have limited experience as a consolidated operating entity, and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the pharmaceutical or biotechnology areas.

We face significant competition from other pharmaceutical and biotechnology companies and from minimally invasive surgical therapies and surgical alternatives, and our operating results will suffer if we fail to compete effectively*.

The biotechnology and pharmaceutical industries are intensely competitive. We have competitors both in the United States and international markets, including major multinational pharmaceutical companies, biotechnology companies and universities and other research institutions. Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff, experienced marketing and manufacturing organizations and well-established sales forces. Additional mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis, products that are more effective, easier to administer and/or less costly than PRX302.

We expect that PRX302 will compete with the current treatment options for the symptoms of BPH, which include oral drug therapy and surgery. Oral drug therapies include (a) a-blockers, such as tamsulosin (marketed under various trade names by numerous companies, including as Flomax® by Astellas Pharma), alfuzosin (marketed in the United States by Sanofi as Uroxatral®), doxazosin (marketed by Pfizer as Cardura® and Cardura® XL) and silodosin (marketed by Watson Pharmaceuticals as Rapaflo® in the United States), (b) 5-a reductase inhibitors, such as dutasteride (marketed by GlaxoSmithKline plc as Avodart®) and finasteride (marketed by Merck & Co., Inc. as Proscar®), (c) combinations of a-blockers and 5-a reductase inhibitors such as tamsulosin and dutasteride (marketed by GSK as Jalyn®) and (d) tadalafil (marketed as Cialis® by Eli Lilly), a PDE5 inhibitor which obtained FDA approval for the treatment of the symptoms of BPH in October 2011. Several minimally invasive surgical therapies, or MIST, are available, including transurethral microwave thermotherapy, or TUMT, transurethral needle ablation, or TUNA, photo-selective vaporization of prostate, holmium laser enucleation of the prostate, transurethral electrovaporization of the prostate, interstitial laser coagulation, and the UroLift® system (marketed by NeoTract, Inc.), which is an implant delivered into the body via a small needle and designed to hold prostate tissue out of the way of the blocked urethra.

Currently, the most commonly used MIST procedures are laser ablations of the prostate, TUMT, and TUNA. Surgery for BPH treatment is usually considered in patients who fail drug therapy as a result of side effects or inadequate relief of symptoms, have refractory urinary retention, or have recurrent urinary tract infections. Alternatively, surgery may be the initial treatment in patients with severe urinary symptoms. Surgical procedures for BPH include transurethral resection of the prostate, as well as other procedures such as transurethral incision of the prostate and transurethral vaporization of the prostate.

The availability and price of our competitors’ products and procedures could limit the demand, and the price we are able to charge, for PRX302. We will not successfully execute on our business objectives if the market acceptance of PRX302 is inhibited by price competition, if physicians are reluctant to switch from existing products or procedures to PRX302, or if physicians switch to other new products or surgeries or choose to reserve PRX302 for use in limited patient populations. In addition, established pharmaceutical companies may invest heavily to accelerate discovery and development of novel compounds or to in-license and develop novel compounds that could make PRX302 obsolete.

Any new product that competes with an approved product must demonstrate compelling advantages in efficacy, convenience, tolerability and safety in order to be approved and overcome price competition and to be commercially successful. Accordingly, our competitors may succeed in obtaining patent protection, obtaining FDA approval or discovering, developing and commercializing products before we do, which would have a material adverse impact on our business. The inability to compete with existing products or subsequently introduced products would have a material adverse impact on our business, prospects, financial condition and results of operations.

Even if we obtain and maintain approval for PRX302 from the FDA, we may never obtain approval for PRX302 outside of the United States, which would limit our market opportunities and adversely affect our business.

Sales of PRX302 outside of the United States will be subject to foreign regulatory requirements governing clinical trials and marketing approval. Even if the FDA grants marketing approval for a product candidate, comparable regulatory authorities of foreign countries must also approve the manufacturing and marketing of the product candidates in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional preclinical studies or clinical trials. In many countries outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that country. In some cases, the price that we intend to charge for our products is also subject to approval. We may decide to submit an MAA to the EMA for approval in the EEA. As with the FDA, obtaining approval of an MAA from the EMA is a similarly lengthy and expensive process and the EMA has its own procedures for approval of product candidates. Even if a product is approved, the FDA or the EMA, as the case may be, may limit the indications for which the product may be marketed, require extensive warnings on the product labeling or require expensive and time-consuming clinical trials or reporting as conditions of approval. Regulatory authorities in countries outside of the United States and the EEA also have requirements for approval of drug candidates with which we must comply prior to marketing in those countries. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. Further, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries and regulatory approval in one country does not ensure approval in any other country, while a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory approval process in others. Also, regulatory approval for any of our product candidates may be withdrawn. If we fail to comply with the regulatory requirements in international markets and/or receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of PRX302 will be harmed and our business will be adversely affected.

We will be, with respect to any product candidate for which we obtain FDA approval, subject to ongoing FDA obligations and continued regulatory review, which may result in significant additional expense.

Any regulatory approvals that we obtain for our product candidate may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials and surveillance to monitor the safety and efficacy of the product candidate. In addition, if the FDA or a comparable foreign regulatory authority, like the EMA, approves a product candidate, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs for marketed drugs and drugs used in clinical trials and GCPs for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

•	restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market, or voluntary or mandatory product recalls;

•	fines, warning letters or holds on clinical trials;

•	refusal by the FDA to approve pending applications or supplements to approved applications filed by us or our strategic partners, or suspension or revocation of product license approvals;

•	product seizure or detention, or refusal to permit the import or export of products; and

•	injunctions, the imposition of civil or criminal penalties, or exclusions.

The FDA’s policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which would have a material adverse effect on our business, prospects, financial condition and results of operations.

We will need to increase the size of our organization and the scope of our outside vendor relationships, and we may experience difficulties in managing growth.*

As of November 1st, we had eight full-time employees. In addition, we have engaged part-time individual consultants to assist us with establishing accounting systems, managing vendors and CROs, project management, regulatory compliance and business development. We will need to expand our managerial, operational, financial and other resources in order to manage our operations and clinical trials, continue our research and development activities, and commercialize our product candidate. Our management and scientific personnel, systems and facilities currently in place may not be adequate to support our future growth. Our need to effectively manage our operations, growth and various projects requires that we:

•	manage our clinical trials effectively, including our two planned Phase 3 clinical trials of PRX302;

•	manage our internal development efforts effectively while carrying out our contractual obligations to licensors, contractors and other third parties;

•	continue to improve our operational, financial and management controls and reporting systems and procedures; and

•	attract and retain sufficient numbers of talented employees.

To date, we have utilized the services of third-party vendors to perform tasks including clinical trial management, statistics and analysis, regulatory affairs, formulation development and other drug development functions. Our growth strategy may also entail expanding our group of contractors or consultants to implement these tasks going forward. Because we rely on numerous consultants, effectively outsourcing many key functions of our business, we will need to be able to effectively manage these consultants to ensure that they successfully carry out their contractual obligations and meet expected deadlines. However, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for our product candidate or otherwise advance our business. There can be no assurance that we will be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, or at all. If we are not able to effectively expand our organization by hiring new employees and expanding our groups of consultants and contractors, we may be unable to successfully implement the tasks necessary to further develop and commercialize our product candidate and, accordingly, may not achieve our research, development and commercialization goals.

The terms of our senior debt facility require us to meet certain operating and financial covenants and place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.

In July 2011, we entered into a $15 million senior secured loan with Oxford Finance LLC, or Oxford, which, as amended, we refer to as the Oxford Loan. The Oxford Loan is secured by a lien covering all of our assets, including intellectual property, and we also pledged as collateral all of our equity interests in Sophiris Bio Corp. and Sophiris Bio Holding Corp. We are obligated to make monthly payments of principal and interest through the maturity date of November 1, 2014, assuming there is no default that results in acceleration of the debt. In connection with the Oxford Loan, we entered into an investment letter agreement, or the Investment Letter, with Oxford, which grants Oxford the right to purchase up to $1 million of specified securities in connection with a qualified financing involving the private sale of our common shares or common-convertible securities through October 2014, subject to additional restrictions described in the Investment Letter.

The loan agreement governing the Oxford Loan contains customary affirmative and negative covenants, indemnification provisions and events of default. The affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports and maintain certain intellectual property rights. The negative covenants include, among others, restrictions on transferring or licensing our assets, changing our business, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, and creating other liens on our assets, in each case subject to customary exceptions. If we default under the Oxford Loan, Oxford may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, Oxford’s right to repayment would be senior to the rights of the holders of our common shares to receive any proceeds from the liquidation. Oxford could declare a default under the Oxford Loan upon the occurrence of any event that Oxford interprets as a material adverse change as defined under the loan agreement, thereby requiring us to repay the loan immediately or to attempt to reverse the declaration of default through negotiation or litigation. Any declaration by Oxford of an event of default could significantly harm our business and prospects and could cause the price of our common shares to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

We rely on a third party to manufacture supplies of PRX302, and we intend to rely on third parties to manufacture commercial supplies of PRX302, if and when it is approved. The development and commercialization of PRX302 could be stopped or delayed if any such third party fails to provide us with sufficient quantities of product or fails to do so at acceptable quality levels or prices or fails to maintain or achieve satisfactory regulatory compliance.

We do not currently have nor do we plan to acquire the infrastructure or capability internally to manufacture our clinical drug supplies for use in the conduct of our clinical trials, and we lack the resources and the capability to manufacture PRX302 on a clinical or commercial scale. Instead, we rely on our third-party manufacturing partner, Boehringer Ingleheim RCV GmbH & Co KG, or BI, located in Austria, for the production of PRX302 and BI Germany for fill and testing services pursuant to an agreement which we entered into in 2011. The facilities used by our third-party manufacturer to manufacture PRX302 and any other potential product candidates that we may develop in the future must be approved by the applicable regulatory authorities, including the FDA, pursuant to inspections that will be conducted after we submit our BLA to the FDA. We do not control the manufacturing processes of BI and are currently completely dependent on BI for the production of PRX302 in accordance with cGMPs, which include, among other things, quality control, quality assurance and the maintenance of records and documentation.

Although we have entered into an agreement for the manufacture of clinical supplies and initial commercial supplies of PRX302, BI may not perform as agreed, may be unable to comply with these cGMP requirements and with FDA, state and foreign regulatory requirements or may terminate its agreement with us. Moreover, we have not entered into a commercial supply agreement with BI and BI has not demonstrated that it will be capable of manufacturing PRX302 on a large commercial scale.

If our third-party manufacturer cannot successfully manufacture material that conforms to our specifications and the applicable regulatory authorities’ strict regulatory requirements, or pass regulatory inspection, they will not be able to secure or maintain regulatory approval for the manufacturing facilities. In addition, we have no control over the ability of any third-party manufacturer to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or any other applicable regulatory authorities do not approve these facilities for the manufacture of our products or if they withdraw any such approval in the future, or if our suppliers or third-party manufacturer decide they no longer want to supply our biologic or manufacture our products, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our products. We might be unable to identify manufacturers for long-term commercial supply on acceptable terms or at all. Manufacturers are subject to ongoing periodic unannounced inspection by the FDA and other governmental authorities to ensure strict compliance with government regulations. Currently, our contract manufacturer is located outside the United States and the FDA has recently increased the number of foreign drug manufacturers which it inspects. As a result, our third-party manufacturer may be subject to increased scrutiny.

If we were to experience an unexpected loss of PRX302 supply, we could experience delays in our planned Phase 3 clinical trials as BI would need to manufacture additional PRX302 and would need sufficient lead time to schedule a manufacturing slot. This is due to the fact that, given its nature, PRX302 cannot be manufactured in the BI facility at the same time as other biologics.

PRX302 is manufactured by starting with cells which are stored in a cell bank. We have one master cell bank and multiple working cell banks and believe we would have adequate backup should any cell bank be lost in a catastrophic event. However, it is possible that we could lose multiple cell banks and have our manufacturing severely impacted by the need to replace the cell banks.

The manufacture of biopharmaceutical products is complex and requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. We and our contract manufacturers must comply with cGMP regulations and guidelines. Manufacturers of biopharmaceutical products often encounter difficulties in production, particularly in scaling up and validating initial production and contamination. These problems include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, operator error, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. Furthermore, if microbial, viral or other contaminations are discovered in our products or in the manufacturing facilities in which our products are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. We cannot assure you that any stability or other issues relating to the manufacture of any of our products will not occur in the future. Additionally, our manufacturer may experience manufacturing difficulties due to resource constraints or as a result of labor disputes or unstable political environments. If our manufacturer were to encounter any of these difficulties, or otherwise fail to comply with their contractual obligations, our ability to provide any product candidates to patients in clinical trials would be jeopardized. Any delay or interruption in the supply of clinical trial supplies could delay the completion of clinical trials, increase the costs associated with maintaining clinical trial programs and, depending upon the period of delay, require us to commence new clinical trials at additional expense or terminate clinical trials completely.

Any adverse developments affecting clinical or commercial manufacturing of our products may result in shipment delays, inventory shortages, lot failures, product withdrawals or recalls, or other interruptions in the supply of our products. We may also have to take inventory write-offs and incur other charges and expenses for products that fail to meet specifications, undertake costly remediation efforts or seek more costly manufacturing alternatives. Accordingly, failures or difficulties faced at any level of our supply chain could materially adversely affect our business and delay or impede the development and commercialization of any of our products or product candidates and could have a material adverse effect on our business, prospects, financial condition and results of operations.

Our ability to generate revenues from PRX302 will be subject to attaining significant market acceptance among physicians, patients and healthcare payers.

PRX302, if approved, may not attain market acceptance among physicians, patients, healthcare payers or the medical community. We believe that the degree of market acceptance and our ability to generate revenues from PRX302 will depend on a number of factors, including:

•	timing of market introduction of our products as well as competitive drugs;

•	efficacy and safety of PRX302;

•	the clinical indication(s) for which PRX302 is approved;

•	continued projected growth of the urological disease markets, including incidence of BPH;

•	acceptance by patients, primary care specialists and key specialists, including urologists;

•	potential or perceived advantages or disadvantages of PRX302 over alternative treatments, including cost of treatment and relative convenience and ease of administration and length of sustained benefits from treatment;

•	strength of sales, marketing and distribution support;

•	the price of PRX302, both in absolute terms and relative to alternative treatments;

•	the effect of current and future healthcare laws;

•	availability of coverage and adequate coverage, reimbursement and pricing from government and other third-party payers; and

•	product labeling or product insert requirements of the FDA or other regulatory authorities.

If PRX302 is approved but fails to attain market acceptance by physicians, health care payors, or patients, we may not be able to generate significant revenue to achieve or sustain profitability, which would have a material adverse effect on our business, prospects, financial condition and results of operations.

Reimbursement may not be available, or may be available at only limited levels, for PRX302, which could make it difficult for us to sell PRX302 profitably.

Market acceptance and sales of PRX302 will depend in large part on global reimbursement policies and may be affected by future healthcare reform measures, both in the United States and other key international markets. Successful commercialization of our product will depend in part on the availability of governmental and third-party payer reimbursement for the cost of PRX302 and/or payment to the physician for administering PRX302. Government health administration authorities, private health insurers and other organizations establish coverage and reimbursement policies for new products, including product candidates like PRX302. In particular, in the United States, private health insurers and other third-party payers often provide reimbursement for treatments based on the level at which the government (through the Medicare or Medicaid programs) provides reimbursement for such treatments. In the United States, the EEA and other significant or potentially significant markets for our product candidate, government authorities and third-party payers are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which has resulted in lower average selling prices. Further, the increased emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in Canada and the EEA will put additional pressure on product pricing, coverage, reimbursement and utilization, which may adversely affect our product sales and results of operations. These pressures can arise from policies and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, coverage and reimbursement policies and pricing in general.

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively, PPACA, became law in the United States. PPACA substantially changes the way healthcare is financed by both governmental and private insurers and significantly affects the pharmaceutical industry. Among the provisions of PPACA of greatest importance to the pharmaceutical industry are the following: (i) an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs; (ii) an increase in the rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13% of the average manufacturer price for branded and generic drugs, respectively; (iii) a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts to negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; (iv) extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations; (v) expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for certain individuals with income at or below 133% of the Federal Poverty Level beginning in 2014, thereby potentially increasing manufacturers’ Medicaid rebate liability; (vi) expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program; (vii) expansion of health care fraud and abuse laws, including the False Claims Act and the Anti-Kickback Statute, new government investigative powers, and enhanced penalties for noncompliance; and (viii) a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

We cannot predict whether legal challenges will result in changes to the PPACA or if other legislative changes will be adopted, or how such changes would affect our business. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payers.

In the EEA, the success of PRX302, if approved, will depend largely on obtaining and maintaining government reimbursement, because in many European countries patients are unlikely to use therapies that are not reimbursed by the government. Negotiating prices with governmental authorities can delay commercialization by 12 months or more. Reimbursement policies may adversely affect our ability to sell our products on a profitable basis. In many international markets, governments control the prices of prescription pharmaceuticals, including through the implementation of reference pricing, price cuts, rebates, revenue-related taxes and profit control, and expect prices of prescription pharmaceuticals to decline over the life of the product or as volumes increase. Recently, many countries in the EEA have increased the amount of discounts required on pharmaceutical products and other therapies, and we expect these discounts to continue as countries attempt to manage healthcare expenditures, especially in light of current economic conditions. As a result of these pricing practices, it may become difficult to achieve profitability or expected rates of growth in revenue or results of operations. Any shortfalls in revenue could adversely affect our business, prospects, financial condition and results of operations.

We expect to experience pricing pressures in connection with the sale of PRX302, if approved, and any other products that we may develop, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative proposals. If we fail to successfully secure and maintain adequate coverage and reimbursement for our products or are significantly delayed in doing so, we will have difficulty achieving market acceptance of our products and expected revenue and profitability which would have a material adverse effect on our business, prospects, financial condition and results of operations.

Our failure to successfully acquire, develop and market additional product candidates or approved products could impair our ability to grow.

As part of our growth strategy, we may acquire, develop and/or market additional products and product candidates. Because our internal research capabilities are limited, we may be dependent upon pharmaceutical and biotechnology companies, academic scientists and other researchers to sell or license products or technology to us. The success of this strategy depends partly upon our ability to identify, select and acquire promising pharmaceutical product candidates and products.

The process of proposing, negotiating and implementing a license or acquisition of a product candidate or approved product is lengthy and complex. Other companies, including some with substantially greater financial, marketing and sales resources, may compete with us for the license or acquisition of product candidates and approved products. We have limited resources to identify and execute the acquisition or in-licensing of third-party products, businesses and technologies and integrate them into our current infrastructure. Moreover, we may devote resources to potential acquisitions or in-licensing opportunities that are never completed, or we may fail to realize the anticipated benefits of such efforts. We may not be able to acquire the rights to additional product candidates on terms that we find acceptable, or at all.

In addition, future acquisitions may entail numerous operational and financial risks, including:

•	exposure to unknown liabilities;

•	disruption of our business and diversion of our management’s time and attention to develop acquired products or technologies;

•	incurrence of substantial debt or dilutive issuances of securities to pay for acquisitions;

•	higher than expected acquisition and integration costs;

•	increased amortization expenses;

•	difficulty and cost in combining the operations and personnel of any acquired businesses with our operations and personnel;

•	impairment of relationships with key suppliers or customers of any acquired businesses due to changes in management and ownership; and

•	inability to retain key employees of any acquired businesses.

Further, any product candidate that we acquire may require additional development efforts prior to commercial sale, including extensive clinical testing and approval by the FDA and applicable foreign regulatory authorities. All product candidates are prone to risks of failure typical of pharmaceutical product development, including the possibility that a product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities. In addition, we cannot provide assurance that any products that we develop or approved products that we acquire will be manufactured profitably or achieve market acceptance.

Our business and operations would suffer in the event of system failures.

Despite the implementation of security measures, our internal computer systems and those of our current and any future CROs and other contractors and consultants and collaborators are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties to manufacture PRX302 and conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidate could be delayed.

Business interruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

Our operations could be subject to earthquakes, power shortages, telecommunications failures, systems failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions. The occurrence of any of these business interruptions could seriously harm our business and financial condition and increase our costs and expenses. A majority of our management operates in our principal executive offices located in San Diego, California. If our San Diego offices were affected by a natural or man-made disaster, particularly those that are characteristic of the region, such as wildfires and earthquakes, or other business interruption, our ability to manage our domestic and foreign operations could be impaired, which could materially and adversely affect our results of operations and financial condition. We currently rely, and intend to rely in the future, on our third-party manufacturer, BI, which is located in Austria and Germany, to produce our supply of PRX302. Our ability to obtain supplies PRX302 could be disrupted, and our results of operations and financial condition could be materially and adversely affected if the operations of BI were affected by a man-made or natural disaster or other business interruption. The ultimate impact of such events on us, our significant suppliers and our general infrastructure is unknown.

Our business involves the use of hazardous materials, and we and our third-party manufacturer must comply with environmental laws and regulations, which can be expensive and restrict how we do business.

Our third-party manufacturer’s activities involve the controlled storage, use and disposal of hazardous materials owned by us, including the components of PRX302 and other hazardous compounds. Specifically, the cleavage of the PSA-sensitive activation sequence of PRX302 in the manufacturing process could potentially lead to the release of the C-terminal inhibitory peptide resulting in the formation of active aerolysin, a pore-forming hemolytic toxin. We and our manufacturer are subject to federal, state and local as well as foreign laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. Although we believe that the safety procedures utilized by our third-party manufacturer for handling and disposing of these materials comply with the standards prescribed by these laws and regulations, we cannot eliminate the risk of accidental contamination or injury from these materials. BI, our third-party manufacturer, does not manufacture PRX302 in its facility at the same time as it manufactures other biologics due to the toxic nature of aerolysin. In the event of an accident, state, federal or foreign authorities may curtail the use of these materials and interrupt our business operations. We do not currently maintain hazardous materials insurance coverage. If we are subject to any liability as a result of our third-party manufacturer’s activities involving hazardous materials, our business and financial condition may be adversely affected. In the future we may seek to establish longer term third-party manufacturing arrangements, pursuant to which we would seek to obtain contractual indemnification protection from such third-party manufacturers potentially limiting this liability exposure.

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our products.

We face an inherent risk of product liability as a result of the clinical testing and, if approved, the commercialization of PRX302. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state or foreign consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidate. Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•	decreased demand for our product or product candidates that we may develop;

•	injury to our reputation;

•	withdrawal of clinical trial participants;

•	initiation of investigations by regulators;

•	costs to defend the related litigation;

•	a diversion of management’s time and our resources;

•	substantial monetary awards to clinical trial participants or patients;

•	product recalls, withdrawals or labeling, marketing or promotional restrictions;

•	loss of revenue;

•	exhaustion of any available insurance and our capital resources;

•	the inability to commercialize our products or product candidates; and

•	a decline in our share price.

Our inability to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products we develop. We currently carry product liability insurance covering our clinical studies and commercial product sales in the amount of $10 million in the aggregate.

Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. If we determine that it is prudent to increase our product liability coverage due to the commercial launch of any product, we may be unable to obtain such increased coverage on acceptable terms or at all. Our insurance policies also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

Our ability to compete in the highly competitive biotechnology and pharmaceuticals industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management and scientific and medical personnel, including our Executive Chairman, Lars Ekman, M.D., Ph.D., our Chief Executive Officer and President, Randall E. Woods, and our Chief Operating Officer and Head of Research and Development, Allison Hulme, Ph.D. In order to retain valuable employees at our company, in addition to salary and cash incentives, we provide incentive stock options that vest over time. The value to employees of stock options that vest over time will be significantly affected by movements in our share price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies.

Our scientific team in particular has expertise in many different aspects of drug discovery and development, and may be difficult to retain or replace. We conduct our operations at our facilities in San Diego, California and this region is headquarters to many other biopharmaceutical companies and many academic and research institutions and therefore we face increased competition for personnel in this location. Competition for skilled personnel in our market is very intense and competition for experienced scientists may limit our ability to hire and retain highly qualified personnel on acceptable terms.

In addition, we have scientific and clinical advisors who assist us in formulating our product development and clinical strategies. These advisors are not our employees and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us, or may have arrangements with other companies to assist in the development of products that may compete with ours.

Despite our efforts to retain valuable employees, members of our management and scientific and development teams may terminate their employment with us on short notice. Although we have written employment arrangements with all of our employees, these employment arrangements provide for at-will employment, which means that our employees can leave our employment at any time, with or without notice. The loss of the services of any of our executive officers or other key employees and our inability to find suitable replacements could potentially harm our business, financial condition and prospects. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees.

Our employees may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements and insider trading.

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with FDA regulations, to provide accurate information to the FDA, to comply with manufacturing standards we have established, to comply with federal and state healthcare fraud and abuse laws and regulations, or to report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a Code of Business Conduct and Ethics, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell any products we may develop, we may not be able to effectively market and sell our products and generate product revenue.

We are developing PRX302 for large patient populations served by urologists as well as general practice physicians, which number in the tens of thousands in the United States. Traditional pharmaceutical companies employ groups of sales representatives numbering in the thousands to call on this large of a number of physicians. We do not currently have an organization for the sale, marketing or distribution of PRX302 and we must build this organization or make arrangements with third parties to perform these functions in order to commercialize PRX302 and any future products. We intend to establish (either internally or through a contract sales force) a sales force to sell PRX302, if approved, in the United States. We plan to partner with third parties to commercialize PRX302 outside the United States. The establishment and development of our own sales force or the establishment of a contract sales force to market any products we may develop in the United States will be expensive and time consuming and could delay any product launch, and we cannot be certain that we would be able to successfully develop this capacity. If we are unable to establish our sales and marketing capability or any other non-technical capabilities necessary to commercialize any products we may develop, we will need to contract with third parties to market and sell such products in the United States. We currently possess limited resources and may not be successful in establishing our own internal sales force or in establishing arrangements with third parties on acceptable terms, if at all.

Risks Related to Our Financial Position and Capital Requirements

We will need to obtain additional financing to complete the development and commercialization of PRX302 and to repay existing debt and we may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our development program or commercialization efforts.*

Our operations have consumed substantial amounts of cash since inception. Since inception, we have raised approximately $111 million from the sale of equity securities in private placements and public offerings as well as approximately $9 million from the exercise of common share purchase warrants. In July 2011, we entered into the Oxford Loan for $15 million, which we are repaying over a 39-month period.

We expect to continue to spend substantial amounts to repay our Oxford Loan, to continue clinical development, including the conduct of our planned Phase 3 clinical trials and any future required clinical development, and seek regulatory approval for PRX302, and to launch and commercialize PRX302, if approved.

We expect that our existing cash, together with interest thereon, will be sufficient to fund our operations for at least the next 12 months. However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. For example, our planned Phase 3 clinical trial may encounter technical, enrollment or other issues that could cause our development costs to increase more than we expected. In any event, we expect that we will require additional capital to complete development of PRX302, including completion of both of our planned Phase 3 clinical trials, and to obtain regulatory approval of and to commercialize PRX302.

We expect to finance future cash needs through public or private equity offerings, debt financings or strategic partnerships and alliances and licensing arrangements, as well as through interest income earned on cash balances. We cannot be certain that additional funding will be available on acceptable terms, or at all. Subject to limited exceptions, the Oxford Loan also prohibits us from incurring indebtedness without the prior written consent of Oxford. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us we may have to significantly delay, scale back or discontinue the development or commercialization of PRX302. We also could be required to:

•	seek collaborators for one or more of our current or future product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available; or

•	relinquish or license on unfavorable terms our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves.

Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common shares to decline.

We have incurred significant operating losses since our inception and anticipate that we will continue to incur losses for the foreseeable future*.

We have a limited operating history and we have financed our operations primarily through equity and debt financings and have incurred significant operating losses since our inception. We had a net loss of $3.0 million and $5.6 million during the three months ended September 31, 2013 and 2012, respectively, and $5.7 million and $15.9 million for the nine months ended September 30, 2013 and 2012, respectively. As of September 30, 2013, we had an accumulated deficit of $79.4 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our shareholders’ deficit and working capital. Our losses have resulted principally from costs incurred in our research activities for PRX302. We anticipate that our operating losses will substantially increase over the next several years as we continue development of PRX302, including the conduct of our planned Phase 3 clinical trials. In addition, if we obtain regulatory approval of PRX302, we may incur significant sales and marketing expenses and outsourced manufacturing expenses, as well as continued development expenses. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or whether or when we will become profitable.

We have not generated any product revenue and may never become profitable.

Our ability to become profitable depends upon our ability to develop and commercialize PRX302. To date, other than the upfront payment we received from Kissei and the $5.0 million milestone payment we received in April 2013 from Kissei for the achievement of development milestones, we have not generated any revenue from PRX302 and we do not know when, or if, we will generate any future revenue. Our ability to generate future revenue depends on a number of factors, including:

•	successfully completing our planned Phase 3 clinical trials for PRX302;

•	obtaining U.S. and/or foreign regulatory approvals for PRX302;

•	manufacturing commercial quantities of PRX302 at acceptable costs levels if regulatory approvals are received;

•	achieving broad market acceptance of PRX302 in the medical community and with third-party payors and patients; and

•	creating an internal commercial infrastructure or identifying and entering into one or more strategic collaborations to effectively market and sell PRX302.

We may never be able to successfully develop or commercialize PRX302. Even if we do obtain regulatory approval to commercialize PRX302, which we do not expect to occur for several years, we may never generate product sales and may never achieve or sustain profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the market price of our common shares and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations.

Raising additional capital may cause dilution to our existing shareholders, restrict our operations or require us to relinquish intellectual property rights to our product candidates.

We may seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing shareholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our shareholders. Debt and receivables financings may be coupled with an equity component, such as warrants to purchase shares, which could also result in dilution of our existing shareholders’ ownership. The incurrence of indebtedness would result in increased fixed payment obligations and could also result in certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, or grant licenses on terms that are not favorable to us.

We have broad discretion in the use of the net proceeds from our IPO and may not use them effectively.*

Our management has broad discretion in the application of the net proceeds from our IPO. Because of the number and variability of factors that will determine our use of the net proceeds from our IPO, their ultimate use may vary substantially from their currently intended use. Our management may not apply our cash from our IPO in ways that ultimately increase the value of any investment in our securities. The failure by our management to apply these funds effectively could harm our business. Pending their use, we may invest the net proceeds from our IPO in short-term, investment-grade, interest-bearing securities. These investments may not yield a favorable return to our shareholders. If we do not invest or apply our cash in ways that enhance shareholder value, we may fail to achieve expected financial results, which could cause the price of our common shares to decline.

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and share price.*

As widely reported, global credit and financial markets have experienced extreme disruptions in the past several years, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment and continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate further, or do not improve, it may make any necessary debt or equity financing more difficult to complete, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and share price and could require us to delay or abandon development or commercialization plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive these difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget.

At September 30, 2013, we had $54.7 million of cash and cash equivalents. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents since September 30, 2013, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Further dislocations in the credit market may adversely impact the value and/or liquidity of cash equivalents owned by us.

Fluctuations in foreign currency exchange rates could result in changes in our reported revenues and earnings.*

We currently incur significant expenses denominated in foreign currencies, specifically in connection with our manufacturing and supply agreement with Boehringer Ingelheim RCV GmbH & Co KG for the manufacture of PRX302, for which payments are denominated in euro. In addition, we expect that we will utilize numerous clinical trial sites as part of our first Phase 3 clinical trial for PRX302 which will be located in various countries outside of the United States. We expect that these clinical trial sites will invoice us in the local currency of the site. We do not engage in foreign currency hedging arrangements for our accounts payable, and, consequently, foreign currency fluctuations may adversely affect our earnings. During the year ended December 31, 2012, 38.2% of our operating expenses were denominated in currencies other than the U.S. dollar. During the nine months ended September 30, 2013, 33% of our operating expenses were denominated in currencies other than U.S. dollars. Going forward we anticipate that our sales and expenses, if any, will be denominated in the local currency of the country in which they occur. We may decide to manage this risk by hedging our foreign currency exposure, principally through derivative contracts. Even if we decide to enter into such hedging transactions, we cannot be sure that such hedges will be effective or that the costs of such hedges will not exceed their benefits. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the euro, could result in material amounts of cash being required to settle the hedge transactions or could adversely affect our financial results.

Risks Related to our Intellectual Property

If we are unable to obtain or protect intellectual property rights related to our product candidates, we may not be able to compete effectively in our market.

We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to our product candidates. The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. The patent applications that we own or in-license may fail to result in issued patents with claims that cover the products in Canada, the United States or in other foreign countries. If this were to occur, early generic competition could be expected against product candidates in development. There is no assurance that all of the potentially relevant prior art relating to our patents and patent applications has been found, which can invalidate a patent or prevent a patent from issuing based on a pending patent application. Even if patents do successfully issue, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed or invalidated.

Composition-of-matter patents on the biological or chemical active pharmaceutical ingredient are generally considered to be the strongest form of intellectual property protection for pharmaceutical products, as such patents provide protection without regard to any method of use. We cannot be certain that the claims in our patent applications covering composition-of-matter of PRX302 will be considered patentable by the U.S. Patent and Trademark Office, or U.S. PTO, and courts in the United States or by the patent offices and courts in foreign countries. Method-of-use patents protect the use of a product for the specified method. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their product for our targeted indications, physicians may prescribe these products off-label. Although off-label prescriptions may infringe or contribute to the infringement of method-of-use patents, the practice is common and such infringement is difficult to prevent or prosecute. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our claims. If the patent applications we hold with respect to PRX302 fail to issue or if their breadth or strength of protection is threatened, it could dissuade companies from collaborating with us to develop them, and threaten our ability to commercialize, our products. We cannot offer any assurances about which, if any, patents will issue or whether any issued patents will be found not invalid and not unenforceable or will go unthreatened by third parties. Further, if we encounter delays in regulatory approvals, the period of time during which we could market PRX302 under patent protection could be reduced. Since patent applications in the United States and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we were the first to file any patent application related to PRX302. Furthermore, if third parties have filed such patent applications, an interference proceeding in the United States can be provoked by a third party or instituted by us to determine who was the first to invent any of the subject matter covered by the patent claims of our applications.

In addition to the protection afforded by patents, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable, processes for which patents are difficult to enforce and any other elements of our drug discovery and development processes that involve proprietary know-how, information or technology that is not covered by patents. Although we expect all of our employees to assign their inventions to us, and all of our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information or technology to enter into confidentiality agreements, we cannot provide any assurances that all such agreements have been duly executed or that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques.

The Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law in September 2011 and includes a number of significant changes to U.S. patent law. These include changes in the way patent applications will be prosecuted and may also affect patent litigation. The U.S. PTO is currently developing regulations and procedures to administer the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act will not become effective until one year or 18 months after its enactment. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the cost of prosecuting our patent applications, our ability to obtain patents based on our patent applications and our ability to enforce or defend our issued patents. An inability to obtain, enforce and defend patents covering our proprietary technologies would materially and adversely affect our business prospects and financial condition. Further, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States and Canada. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. If we are unable to prevent material disclosure of the non-patented intellectual property related to our technologies to third parties, and there is no guarantee that we will have any such enforceable trade secret protection, we may not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, results of operations and financial condition.

Third party claims of intellectual property infringement may prevent or delay our development and commercialization efforts.

Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions and inter party reexamination proceedings before the U.S. PTO. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we, and our collaborators, are developing product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the patent rights of third parties.

Third parties may assert that we are employing their proprietary technology without authorization. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of PRX302. Because patent applications can take many years to issue, there may be currently pending patent applications, which may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. We are aware of at least one third-party patent that may be relevant to our product candidates. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of any of our product candidates, any molecules formed during the manufacturing process or any final product itself, the holders of any such patents may be able to block our ability to commercialize such product candidate unless we obtained a license under the applicable patents, or until such patents expire. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, including combination therapy, the holders of any such patent may be able to block our ability to develop and commercialize the applicable product candidate unless we obtained a license or until such patent expires. In either case, such a license may not be available on commercially reasonable terms or at all. Parties making claims against us may obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize one or more of our product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign our infringing products, which may be impossible or require substantial time and monetary expenditure. We cannot predict whether any such license would be available at all or whether it would be available on commercially reasonable terms. Furthermore, even in the absence of litigation, we may need to obtain licenses from third parties to advance our research or allow commercialization of our product candidates, and we have done so from time to time. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we would be unable to further develop and commercialize one or more of our product candidates, which could harm our business significantly. We cannot provide any assurances that third-party patents do not exist which might be enforced against our products, resulting in either an injunction prohibiting our sales, or, with respect to our sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties.

If we fail to comply with our obligations in the agreements under which we license rights to technology from third parties, we could lose license rights that are important to our business.

We are a party to a number of technology licenses that are essential to our business and expect to enter into additional licenses in the future. For example, we have an exclusive license to PRX302 from UVIC Industry Partnerships Inc. and The Johns Hopkins University. If we fail to comply with our obligations under that license agreement or our other license agreements, or we are insolvent or subject to a bankruptcy proceeding, the licensor may have the right to terminate the license, in which event we would not be able to market products covered by the license agreement, including PRX302. We may also be subjected to litigation or other potential disputes under our license agreements if we fail to comply with our obligations under those agreements.

We may be involved in lawsuits to protect or enforce our patents or the patents of our licensors, which could be expensive, time consuming and unsuccessful.

Competitors may infringe our patents or the patents of our licensors. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours or our licensors is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing.

Interference proceedings provoked by third parties or brought by us may be necessary to determine the priority of inventions with respect to our patents or patent applications or those of our collaborators or licensors. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. Our defense of litigation or interference proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. We may not be able to prevent, alone or with our licensors, misappropriation of our intellectual property rights, particularly in countries where the laws may not protect those rights as fully as in the United States.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our common shares.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees on any issued patent are due to be paid to the U.S. PTO and foreign patent agencies in several stages over the lifetime of the patent. The U.S. PTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we or our licensors fail to maintain the patents and patent applications covering our product candidates, our competitors might be able to enter the market, which would have a material adverse effect on our business.

We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties.

We employ individuals who were previously employed at other biotechnology or pharmaceutical companies. We may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed confidential information of our employees’ former employers or other third parties. We may also be subject to claims that former employers or other third parties have an ownership interest in our patents. Litigation may be necessary to defend against these claims. There is no guarantee of success in defending these claims, and if we are successful, litigation could result in substantial cost and be a distraction to our management and other employees.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries, including China, do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our product candidates and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biopharmaceuticals, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Risks Related to Ownership of Our Common Shares

U.S. holders of our shares may suffer adverse tax consequences if we are characterized as a passive foreign investment company after 2012.*

Generally, if for any taxable year 75% or more of our gross income is passive income, or at least 50% of the average quarterly value of our assets (which may be determined in part by the market value of our ordinary shares, which is subject to change) are held for the production of, or produce, passive income, we would be characterized as a passive foreign investment company, or PFIC, for United States federal income tax purposes. Based on the composition of our gross income and gross assets and the nature of our business, we expect that we were a PFIC for the taxable year ending December 31, 2012 and that we may be a PFIC for the taxable year ending December 31, 2013. In 2013 and for future years, our status as a passive foreign investment company will also depend on whether we are a “controlled foreign corporation” for U.S. federal income tax purposes, how quickly we utilize the cash proceeds from our IPO in our business and other factors. If we are a PFIC for 2013 or any subsequent year, U.S. holders of our shares may suffer adverse tax consequences. Gains realized by non-corporate U.S. holders on the sale of our ordinary shares would be taxed as ordinary income, rather than as capital gain, and the preferential tax rate applicable to dividends received on our ordinary shares would be lost. Interest charges would also be added to taxes on gains and dividends realized by all U.S. holders.

A U.S. holder may avoid these adverse tax consequences by timely making a qualified electing fund election. For each year that we would meet the PFIC gross income or asset test, an electing U.S. holder would be required to include in gross income its pro rata share of our net ordinary income and net capital gains, if any. A U.S. holder may make a qualified electing fund election only if we commit to provide U.S. holders with their pro rata share of our net ordinary income and net capital gains. Because we intend to provide this information, a U.S. holder should be eligible to make a qualified electing fund election.

A U.S. holder may also mitigate the adverse tax consequences of being a PFIC by timely making a mark-to-market election. Generally, for each year that we would meet the PFIC gross income or asset test, an electing U.S. holder would include in gross income the increase in the value of its shares during each of its taxable years and deduct from gross income the decrease in the value of such shares during each of its taxable years. A mark-to-market election may be made and maintained only if our shares are regularly traded on a qualified exchange. While we anticipate that these requirements will be satisfied following our IPO, whether our shares are regularly traded on a qualified exchange is an annual determination based on facts that, in part, are beyond our control. Accordingly, we can provide no assurances that a U.S. holder will be eligible to make a mark-to-market election. You should consult your own tax advisor as to the specific tax consequences to you in the event we are characterized as a PFIC for the taxable year ending December 31, 2013.

The financial reporting obligations of being a public company and maintaining a dual listing on the TSX and on the NASDAQ Global Market will require significant company resources and management attention. *

We are subject to the public company reporting obligations under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the rules and regulations regarding corporate governance practices, including those under the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, and the listing requirements of the NASDAQ Global Market. As a result, we have incurred, and will continue to incur, significant legal, accounting and other expenses that we did not incur as a private company, particularly after we are no longer an “emerging growth company” as defined in the JOBS Act. Further, the need to establish the corporate infrastructure demanded of a public company may divert management’s attention from implementing our growth strategy. We have made, and will continue to make, changes to our corporate governance standards, disclosure controls and financial reporting and accounting systems to meet our reporting obligations. Any changes that we make to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all, which could subject us to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation. In addition, we incur significant legal, accounting, reporting and other expenses in order to maintain a dual listing on both the NASDAQ Global Market and the TSX. These expenses relate to, among other things, the obligation to present financial information according to International Financial Reporting Standards in Canada and according to U.S. GAAP in the United States.

The price of our common shares is likely to be highly volatile, and you could lose all or part of your investment.*

Prior to our recently completed IPO, there was no public market for our common stock in the United States. The trading price of our common shares is likely to be volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the other risk factors discussed in this section, these factors include:

•	the commencement, enrollment or results of our planned Phase 3 clinical trials of PRX302 or any future clinical trials we may conduct, or changes in the development status of PRX302;

•	any adverse development or perceived adverse development with respect to the FDA’s review of our plan for our two proposed Phase 3 clinical trials, or delay in our submission of a BLA to the FDA for PRX302;

•	unanticipated serious safety concerns related to the use of PRX302;

•	adverse regulatory decisions, including failure to receive regulatory approval for PRX302;

•	our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;

•	our ability to obtain resources for us and our clinical trial programs on our desired schedule;

•	inability to obtain adequate commercial supply for any approved product or inability to do so at acceptable prices;

•	developments concerning our commercial partners, including but not limited to, those with manufacturers;

•	competition from existing technologies and products or new technologies and products that may emerge;

•	announcements of significant acquisitions, strategic partnerships, joint ventures, new products, capital commitments or other events by us or our competitors;

•	the inability to establish collaborations or termination of a collaboration;

•	actual or anticipated variations in our quarterly operating results;

•	failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;

•	our cash position;

•	announcement or expectation of additional financing efforts;

•	issuances of debt or equity securities;

•	our inability to successfully enter new markets or develop additional product candidates;

•	actual or anticipated fluctuations in our competitors’ operating results or changes in their growth rate;

•	sales of our common shares by us, or our shareholders in the future;

•	trading volume of our common shares on the NASDAQ Global Market and the trading volume and price of our common shares that are traded on the TSX;

•	market conditions in our industry;

•	overall performance of the equity markets and general political and economic conditions;

•	introduction of new products or services by us or our competitors;

•	additions or departures of key management, scientific or other personnel;

•	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities or industry analysts;

•	changes in the market valuation of similar companies;

•	disputes or other developments related to intellectual property and other proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies and product candidates;

•	changes in laws or regulations and policies applicable to product candidates, including but not limited to clinical trial requirements for approvals;

•	changes in accounting practices;

•	significant lawsuits, including patent or shareholder litigation; and

•	other events or factors, many of which are beyond our control.

Furthermore, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our common shares.

If securities or industry analysts do not publish research or reports, or publish inaccurate or unfavorable research or reports about our business, our share price and trading volume could decline.*

The trading market for our common shares will depend, in part, on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If no securities or industry analysts commence coverage of our company, the trading price for our common shares may be negatively impacted. If we obtain securities or industry analyst coverage and if one or more of the analysts who covers us downgrades our common shares, changes their opinion of our shares or publishes inaccurate or unfavorable research about our business, our share price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our common shares could decrease and we could lose visibility in the financial markets, which could cause our share price and trading volume to decline.

Our principal shareholders own a significant percentage of our shares and will be able to exert significant control over matters subject to shareholder approval.*

As of November 1, 2013, entities affiliated with Tavistock Life Sciences Co., or Tavistock, owned approximately 15.9% of our outstanding voting shares. Therefore, Tavistock may have the ability to influence us through this ownership position. Tavistock may be able to determine all matters requiring shareholder approval. For example, it may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common shares that you may feel are in your best interest as one of our shareholders.

Sales of a substantial number of our common shares in the public market by our existing shareholders, including our common shares currently listed on the TSX, could cause our share price to fall*.

Sales of a substantial number of our common shares in the public market or the perception that these sales might occur, could depress the market price of our common shares and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common shares.

We, along with our directors, executive management team, employees, Warburg Pincus Private Equity X, L.P. and its affiliates, and Tavistock, have agreed that for a period of 180 days after the date of our final prospectus filed with the SEC on August 16, 2013, subject to specified exceptions, we or they will not offer, sell, contract to sell, pledge or otherwise dispose of, directly or indirectly, any of our common shares. Subject to certain limitations, approximately 1,307,231 common shares will become eligible for sale upon expiration of such lock-up period, as calculated and described in more detail in the section entitled “Shares Eligible for Future Sale.” Shares issued or issuable upon exercise of options and warrants vested as of the expiration of the lock-up period will also be eligible for sale at that time. Sales of shares by these shareholders upon expiration of the lock-up period could have a material adverse effect on the trading price of our common shares. In addition, a significant number of our shares are not subject to any lock-up arrangements and are freely tradable on the TSX, and any sales of these shares could also have a material adverse effect on the trading price of our common shares.

Certain holders of our common shares are entitled to rights with respect to the registration of their shares under the Securities Act of 1933, as amended, or the Securities Act, subject to the 180-day lock-up arrangement described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by our affiliates as defined in Rule 144 under the Securities Act. Any sales of securities by these shareholders could have a material adverse effect on the trading price of our common shares.

Future sales and issuances of our common shares or rights to purchase common shares by us, including pursuant to our equity incentive plan, could result in additional dilution of the percentage ownership of our shareholders and could cause our share price to fall.

We expect that significant additional capital will be needed in the future to continue our planned operations, including commercialization efforts, expanded research and development activities and costs associated with operating as a public company. To the extent we raise additional capital by issuing equity or convertible securities, our shareholders may experience substantial dilution. We may sell common shares, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common shares, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing shareholders, and new investors could gain rights superior to our existing shareholders.

Pursuant to our equity incentive plan, our management is authorized to grant options to our employees, directors and consultants. The number of shares available for future grant under our plan is equal to 10% of all shares of our issued and outstanding common shares at any time, subject to compliance with “reloading” provisions under the rules of the TSX. Currently, the number of shares available for issuance under our equity incentive plan each year automatically increases when we issue additional common shares. If our board of directors elects to grant additional options each year our shareholders may experience additional dilution, which could cause our share price to fall.

We are at risk of securities class action litigation.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and biochemical companies have experienced significant stock price volatility in recent years. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

We do not intend to pay dividends on our common shares so any returns will be limited to the value of our shares.

We have never declared or paid any cash dividend on our common shares. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. The Oxford Loan also contains a negative covenant which prohibits us from paying dividends without the prior written consent of Oxford. Any return to shareholders will therefore be limited to the increase, if any, of our share price.

We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common shares less attractive to investors.*

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common shares held by non-affiliates exceeds $700 million as of any June 30 before that time or if we have total annual gross revenue of $1.0 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31, or if we issue more than $1.0 billion in non-convertible debt during any three year period before that time, in which case we would no longer be an emerging growth company immediately. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which would allow us to take advantage of many of the same exemptions from disclosure requirements including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common shares less attractive because we may rely on these exemptions. If some investors find our common shares less attractive as a result, there may be a less active trading market for our common shares and our share price may be more volatile.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Our charter documents, certain related party contracts and certain Canadian legislation could delay or deter a change of control, limit attempts by our shareholders to replace or remove our current management and limit the market price of our common shares.

Our authorized preferred shares are available for issuance from time to time at the discretion of our board of directors, without shareholder approval. Our articles grant our board of directors the authority, subject to the BCBCA, to determine the special rights and restrictions granted to or imposed on any unissued series of preferred shares, and those rights may be superior to those of our common shares.*

In addition, provisions in the BCBCA and in our articles, may have the effect of delaying or preventing changes in our management, including provisions that:

•	prohibit cumulative voting in the election of directors; and

•	require the approval of our board of directors or the holders of a supermajority of our outstanding share capital to amend our articles and our notice of articles.

These provisions may frustrate or prevent any attempts by our shareholders to replace or remove our current management by making it more difficult for shareholders to replace members of our board of directors, which is responsible for appointing the members of our management. Any of the foregoing could prevent or delay a change of control and may deprive or limit strategic opportunities to our shareholders to sell their shares.

Risks Related To Being A Canadian Entity

We are governed by the corporate laws in British Columbia, Canada which in some cases have a different effect on shareholders than the corporate laws in Delaware, United States.

The material differences between the BCBCA as compared to the Delaware General Corporation Law, or the DGCL, which may be of most interest to shareholders include the following: (i) for material corporate transactions (such as mergers and amalgamations, other extraordinary corporate transactions, amendments to our articles) the BCBCA generally requires two-thirds majority vote by shareholders, whereas DGCL generally only requires a majority vote of stockholders for similar material corporate transactions; (ii) the quorum for shareholders meetings is not prescribed under the BCBCA and is only two persons representing 5% of the issued shares under our articles, whereas under DGCL, quorum requires a minimum of one-third of the shares entitled to vote to be present and companies’ certificates of incorporation frequently require a higher percentage to be present; (iii) under the BCBCA a holder of 5% or more of our common shares can requisition a special meeting at which any matters that can be voted on at our annual meeting can be considered, whereas the DGCL does not give this right; (iv) our articles require two-thirds majority vote by shareholders to pass a resolution for one or more directors to be removed, whereas DGCL only requires the affirmative vote of a majority of the stockholders; however, many public company charters limit removal of directors to a removal for cause; and (v) our articles may be amended by resolution of our directors to alter our authorized share structure, including to (a) consolidate or subdivide any of our shares and (b) create additional classes or series of shares, whereas under DGCL, a majority vote by stockholders is generally required to amend a corporation’s certificate of incorporation and a separate class vote may be required to authorize alterations to a corporation’s authorized share structure.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 16, 2013, we commenced our initial public offering on the NASDAQ Stock Exchange pursuant to a Registration Statement on Form S-1 (File No. 333-186724) that was declared effective by the Securities and Exchange Commission on August 16, 2013 and that registered shares of our common stock with a maximum aggregate offering price of $74.8 million. On August 23, 2013, we sold 13,000,000 shares of our common stock to the public at a price of $5.00 per share for an aggregate gross offering price of $65 million. The offering has now terminated and consequently we may not sell under the registration statement the 1,950,000 remaining shares.

Citigroup Global Market Inc. and Leerink Swann LLC. acted as joint booking-running managers for the offering and Stifel, Niclolaus & Company, Incorporated and Lazard Capital Markets LLC served as co-managers for the offering.

The underwriting discounts and commissions in connection with the offering totaled $4.6 million. We incurred additional costs of $3.4 million in offering expenses, which when added to the underwriting discounts and commissions paid by us, amounted to total fees and costs of $8.0 million. Thus, the net offering proceeds to us, after deducting underwriting discounts and commissions and offering costs, were $57.0 million. No offering costs were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

As of September 30, 2013, we estimate that we have utilized $2.2 million of the net proceeds from our IPO to fund activities associated with our first planned Phase 3 clinical trial for PRX302 and we have utilized $0.1 million for general corporate purposes.

We intend to use the remainder of the net proceeds to fund the first planned Phase 3 clinical trial of PRX302 and to fund other ongoing clinical development of PRX302. Also intend to use the net proceeds to make monthly principal and interest payments on our term loan with Oxford Finance LLC through 2014, in accordance with the terms of the Loan and Security Agreement dated July 15, 2011, as amended. We will use any remaining proceeds from this offering for general corporate purposes. The amounts and timing of actual expenditures depend on numerous factors, including the ongoing status of and results from clinical trials as well as any unforeseen cash needs. As a result, our management will retain broad discretion in the use of the net proceeds from this offering and could spend the proceeds in ways that do not improve our results of operations or enhance the value of our stock.

We did not purchase any of our securities during the period covered by this Quarterly Report on Form 10-Q.

Item 6. Exhibits

Exhibit number	Description of Exhibit	Incorporated by Reference or Attached Hereto

3.1	Certificate of Amalgamation of the Company, dated January 1, 2005	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

3.2	Notice of Articles of the Company	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

3.3	Articles of the Company	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

4.1	Form of Common Share Certificate	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

4.2	Form of Common Share Purchase Warrant issued in connection with the Company’s March 2010 Private Placement	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

Exhibit number	Description of Exhibit	Incorporated by Reference or Attached Hereto

4.3	Form of Common Share Purchase Warrant Issued in connection with the initial closing pursuant to our Investment Agreement by and between the Company, Warburg Pincus Private Equity X, L.P. and Warburg Pincus X Partners, L.P., dated September 28, 2010.	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

4.4	Form of Common Share Purchase Warrant Issued in connection with the subsequent closings pursuant to our Investment Agreement by and between the Company, Warburg Pincus Private Equity X, L.P. and Warburg Pincus X Partners, L.P., dated September 28, 2010.	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

4.5	Common Share Purchase Warrant Issued to Oxford Finance LLC	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

4.6	Common Share Purchase Warrant Issued to Oxford Finance LLC	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

4.7	Registration Rights Agreement by and between the Company, Warburg Pincus Private Equity X, L.P. and Warburg Pincus X Partners, L.P., dated November 19, 2010	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

10.1	Second Amendment to Loan and Security Agreement by and among the Company, each of its subsidiaries and Oxford Finance LLC, dated July 31, 2013	Incorporated by reference to Exhibit 10.27 to Amendment No. 5 to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on August 2, 2013.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended	Attached hereto.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended	Attached hereto.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached hereto.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached hereto.

101.INS*	XBRL Instance Document	Attached hereto.

101.SCH*	XBRL Taxonomy Extension Schema Document	Attached hereto.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Attached hereto.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Attached hereto.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	Attached hereto.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Attached hereto.

*	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sophiris Bio Inc.

Date: November 14, 2013	By:	/s/ Randall E. Woods
Randall E. Woods
President and Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/s/ Peter T. Slover
Peter T. Slover Chief Financial Officer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)