Form 10-K
period 2013-12-31
SOPHIRIS BIO INC.
filed 2014-03-14
CIK 1563855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known season issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common shares held by non-affiliates of the registrant was approximately $21.5 million, based on the closing price of the registrant’s common shares on the Toronto Stock Exchange on June 28, 2013 of CND$13.84, or $13.16 as converted.

As of March 1, 2014, the registrant had 16,149,871 common shares (no par value) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission by April 30, 2014 are incorporated by reference into Part III of this report.

SOPHIRIS BIO INC.

PART I.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the information incorporated herein by reference contain forward-looking statements that involve a number of risks and uncertainties. Although our forward-looking statements reflect the good faith judgment of our management, these statements can only be based on facts and factors currently known by us. Consequently, these forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from results and outcomes discussed in the forward-looking statements.

Forward-looking statements include statements about our strategies, objectives, discoveries, clinical trials, development programs, financial forecasts and other statements that are not historical facts, including statements which may be preceded by the words “intend,” “will,” “plan,” “expect,” “anticipate,” “estimate,” “aim,” “seek,” “suggest,” “may,” “believe,” “hope” or similar words. Similarly, statements that describe our future plans, strategies, intentions, expectations, objectives, goals or prospects and other statements that are not historical facts are also forward-looking statements. These statements include but are not limited to statements under the captions “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as other sections in this Annual Report on Form 10-K. You should be aware that the occurrence of any of the events discussed under the heading “Item 1A. Risk Factors” and elsewhere in this report could substantially harm our business, results of operations and financial condition and that if any of these events occurs, the trading price of our common shares could decline and you could lose all or a part of the value of your common shares. The cautionary statements made in this report are intended to be applicable to all related forward-looking statements wherever they may appear in this Annual Report on Form 10-K. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. Except as required by law, we assume no obligation to update our forward-looking statements, even if new information becomes available in the future.

All dollar amounts are expressed in U.S. dollars unless otherwise noted. All amounts are expressed on an as-converted from Canadian dollar to U.S. dollar basis are calculated using the conversion rate as of December 31, 2013 unless otherwise noted.

Item 1.	Business

Overview

We are a clinical-stage biopharmaceutical company focused on developing innovative products for the treatment of urological diseases. We are headquartered in San Diego, California and our common shares currently trade on the NASDAQ Global Market, or NASDAQ. Effective November 13, 2013, we voluntarily delisted from the Toronto Stock Exchange, or TSX. Subsequent to November 13, 2013, our securities are being actively traded on only the NASDAQ. We are currently developing PRX302 as a treatment for the symptoms of benign prostatic hyperplasia, or BPH, commonly referred to as an enlarged prostate. Initially, most men with BPH will be treated with oral medications but many will discontinue drug therapy due to inadequate response and/or side effects, which include sexual dysfunction and cardiovascular side effects. They may then undergo a surgical procedure, which can be painful and have potential long-term sexual side effects, or may stop treatment altogether. PRX302 is designed to be a convenient treatment that is safer and less invasive than surgery and more effective and better tolerated than currently approved pharmaceutical therapies. In our Phase 2b clinical trial, we saw significant symptom relief from a single treatment of PRX302 that was sustained throughout the follow-up period of 12 months, and there were no drug-related erectile dysfunction or cardiovascular side effects reported. In 2009, we licensed exclusive rights to PRX302 from UVIC Industry Partnerships Inc., or UVIC, and The Johns Hopkins University, or Johns Hopkins, for the treatment of the symptoms of BPH. In April 2010, we entered into an exclusive license agreement with Kissei Pharmaceuticals Co., Ltd., or Kissei, pursuant to which we granted Kissei the right to develop and commercialize PRX302 in Japan for the treatment of the symptoms of BPH, prostate cancer, prostatitis or other diseases of the prostate.

PRX302 (generic name: topsalysin), a genetically modified recombinant protein, is delivered via ultrasound-guided injection directly into the prostate. This membrane-disrupting protein is selectively activated by an enzyme in the prostate, leading to localized cell death and tissue disruption without damage to neighboring tissue and nerves. This method of administration limits the circulation of the drug in the body, and we believe that this limited systemic exposure to the drug, together with how the drug is activated in the body, greatly diminishes the risk of side effects. In our randomized, double-blind, placebo-controlled Phase 2b clinical trial, PRX302 produced clinically meaningful and significant improvement in both subjective and objective measures of BPH symptoms, including the International Prostate Symptom Score, or IPSS, outcome measure.

In October 2013 we initiated the first of two planned Phase 3 clinical trials of PRX302 for the treatment of the symptoms of BPH. Based on feedback from our guidance meeting with the FDA in February 2013, we expect to enroll approximately 440 patients in this Phase 3 clinical trial. This Phase 3 clinical trial will use the IPSS outcome measure evaluated over 12 months as the primary endpoint, which is consistent with clinical trials of another injectable currently under development by a third party for the treatment of the symptoms of BPH. Assuming sufficient capital resources, we plan to commence our second Phase 3 clinical trial following an administrative analysis by an independent data monitoring committee conducted once all patients have completed three months in the first Phase 3 clinical trial, which analysis we expect to occur by the end of 2014. The company and its representatives will remain blinded to the results of this administrative analysis throughout the duration of the study until after the database is locked at the conclusion of the 12 month study.

On August 16, 2013, we commenced our U.S initial public offering and listing on the NASDAQ pursuant to a Registration Statement on Form S-1 (File No. 333-186724) that was declared effective by the Securities and Exchange Commission on August 16, 2013 and that registered our common shares with a maximum aggregate offering price of $74.8 million. On August 23, 2013, we sold 13,000,000 of our common shares to the public at a price of $5.00 per share for an aggregate gross offering price of $65 million.

Background on BPH

BPH is a non-cancerous enlargement of the prostate gland that commonly affects men who are age 50 and older. BPH causes a restriction in urine flow from the urethra resulting in lower urinary tract symptoms, or LUTS. BPH, and its associated clinical manifestations of LUTS, is one of the most common medical conditions of aging men in the United States, with approximately 70% men aged 60-69 years and 80% of men older than the age of 70 being affected by BPH. The number of men with symptoms of BPH is expected to increase as the male population ages. Our market research suggests that as many as 36 million men in the United States are affected by BPH with approximately 5 million of these men suffering from bothersome symptoms. Symptomatic BPH greatly diminishes a patient’s quality of life. It causes a significant array of LUTS, including increased urinary frequency, urgency to urinate, frequent night-time urination, weak urine stream, and incomplete emptying of the bladder. In addition, men with BPH symptoms are predisposed to a higher risk of urinary tract infections, urinary stone formation, bladder damage, and in very late stage and/or unattended cases, renal damage.

Current Therapies for BPH

Physicians and patients choose treatments for the symptoms of BPH primarily based on the severity of symptoms, the patient’s quality of life and the presence of other medical conditions. Treatment options include watchful waiting, lifestyle changes, oral medications, minimally invasive surgical therapies, or MIST, or more aggressive surgical therapies, such as transurethral resection of the prostate, or TURP, or open prostatectomy. Our market research indicates that approximately 3 million men in the United States are taking oral drug therapy and there were approximately 200,000 surgical procedures for the treatment of the symptoms of BPH conducted in 2011.

The effectiveness of treatments for the symptoms of BPH is measured by IPSS and improvement in peak urine flow rate, or Qmax. IPSS is a patient recorded, composite assessment that takes into account factors such as ability to empty the bladder, frequency of urination, intermittency of urination, urgency of urination, weak strength of urine stream, straining while urinating, and having to urinate at night after going to bed. This index is measured on a 0 to 35 scale with 0 being defined as having no problems and 35 defined as the high end of severe symptoms. Patients are typically considered to have mild symptoms with IPSS of 1 to 7, moderate symptoms with scores of 8 to 19 and severe symptoms with scores of 20 to 35. An improvement of 3 points in IPSS is generally considered clinically meaningful by urologists. IPSS is a validated primary clinical endpoint used to assess the treatment benefit in BPH clinical trials and has served as the primary efficacy endpoint for the approval of many products for the treatment of the symptoms of BPH. A difference of at least a 2 point improvement in IPSS between active and control is generally required for FDA approval.

Oral Drug Therapy

The most common form of therapy for men experiencing mild to moderate LUTS associated with BPH is oral drug therapy. Current classes of oral medications available for treatment of the symptoms of BPH include a-blockers, 5-a-reductase inhibitors, or 5-aRIs, a combination of an a-blocker and 5-aRI, and a phosphodiesterase Type 5 inhibitor, or PDE5. An a-blocker provides rapid relief of BPH symptoms, but does not prevent continued growth of the prostate. Examples of a-blockers include terazosin, doxazosin, tamsulosin, alfuzosin, and silodosin. Frequently reported side effects of a-blockers include hypotension, or low blood pressure, dizziness and feeling of weakness. 5-aRIs, such as finasteride and dutasteride, reduce the size of the prostate and thus provide symptom relief. It may take up to six months from starting treatment with 5-aRI for the prostate to reduce in size and for patients to experience the benefit of treatment. Side effects include sexual dysfunction. In addition, tadalafil (marketed by Eli Lilly as Cialis®), a PDE5 inhibitor (a class of drugs typically prescribed for erectile dysfunction), was shown to improve IPSS after four weeks of dosing and has been approved for treatment of the symptoms of BPH. Headache and dyspepsia, or indigestion, are the most commonly observed side effects of Cialis®, which is not recommended for use in combination with an a-blocker because of the risk of hypotension.

Many men will discontinue oral drug therapy due to inadequate response and/or the above side effects. Another drawback of the currently available oral therapies is the necessity of taking one or more pills daily. Published patient survey data (N=2,166) suggests that as many as 57% of patients taking oral drug therapy discontinue use within the first three years.

In previously completed clinical trials, each of these classes of oral medications has typically produced approximately 3 to 6 point reductions in IPSS, but the actual magnitude of treatment benefit observed compared to placebo is generally two to three points.

Minimally Invasive Surgical Therapies

Minimally invasive surgical therapies used to treat the symptoms of BPH include transurethral microwave thermotherapy, or TUMT, transurethral needle ablation, or TUNA, Urolift® and green laser treatment, which delivers high energy to ablate the prostatic tissue as an alternative to TURP. These treatments, frequently referred to as MIST, are generally less effective than surgical procedures in reducing the size of the prostate gland and often require retreatment within three years. However, these treatments may require catheterization and are still associated with pain and the potential for complications such as bleeding and long-lasting side effects such as urinary incontinence and sexual dysfunction, including erectile dysfunction and retrograde ejaculation (semen flowing backward into the bladder). Studies of MIST procedures have shown varying improvements in IPSS, with TUNA and TUMT showing improvement in IPSS of approximately 10 to 13 points.

Other Surgical Options

Surgical procedures such as TURP typically reduce the size of the prostate gland and relieve the pressure on the urethra by ablating the prostate tissue that blocks the flow of urine. Studies of surgical procedures have generally shown reductions in IPSS of approximately 16 points. TURP is performed under spinal or general anesthesia, which carries the risk of side effects. TURP may result in nerve damage, bleeding (sometimes requiring transfusion), and long-lasting side effects, such as urinary incontinence and sexual dysfunction, including erectile dysfunction and retrograde ejaculation.

PRX302 for the Treatment of the Symptoms of BPH

Overview

PRX302 is designed to be a safe, simple and convenient treatment that provides rapid and sustained relief of BPH symptoms. It is delivered through a targeted injection into the prostate, precisely ablating the prostate tissue without damaging neighboring tissue and nerves. This method of administration limits the circulation of the drug in the body and we believe that this limited systemic exposure to the drug, together with how the drug is activated in the body, greatly diminishes the risk of side effects. In our Phase 2b clinical trial, PRX302 has been shown to significantly improve symptoms of BPH through 12 months of follow-up after a single treatment.

The injection of PRX302 is individualized to each patient based on the size of his prostate and the drug is delivered in a procedure that can be performed in a urologist’s office. The entire process can be completed during a short office visit, and the actual injection of the drug into each of the two lobes of the prostate takes approximately three minutes. A physician administering PRX302 may elect to administer a local anesthetic before injection. Most urologists are familiar with the transrectal route of administration, as it is the same method urologists use to take biopsies of the prostate.

PRX302 Transrectal Administration Schematic

Market research we conducted with 100 urologists has shown that PRX302 compares favorably to both oral therapies and procedures on a number of key attributes related to effectiveness, safety, tolerability, and burden placed on the patient. Specifically, when shown results from our Phase 2b clinical trial, the physicians viewed PRX302 as being more effective and having a better side effect profile than currently available oral drugs. Administration of PRX302 was also perceived as more effective, safer, and easier to perform than MIST procedures, TUNA and TUMT. When compared to TURP surgery, PRX302 was also perceived as safer and easier to administer. In this market research, physicians indicated a willingness to consider PRX302 as an alternative to both oral therapies and surgical procedures and also viewed PRX302 as a potential new choice for men who have discontinued oral therapy and are not willing to undergo a surgical procedure.

PRX302 - Mechanism of Action

PRX302 is a genetically altered form of the naturally occurring protein proaerolysin. In nature, proaerolysin is produced by Aeromonas bacteria, which are commonly found as a contaminant in fresh water and fresh water fish. We have altered the sequence encoding the bacterial protein so that PRX302 is only activated by active prostate specific antigen, or PSA (as shown in the figure below), an enzyme that is produced in large quantities in the prostate of men with BPH.

PRX302 binds to the GPI-anchored receptors on the cell surface of prostate cells. Once activated by PSA, PRX302 combines with other activated PRX302 molecules, forming stable transmembrane pores that induce cell death. We believe this targeted prostate cell ablation will lead to relief of LUTS in patients with BPH. In addition, PRX302 has not been detected in plasma following injection into the prostate. The prostate specific activation of PRX302 by enzymatically active PSA thus limits exposure of non-prostate tissues to the drug’s activity, contributing to the safety of the therapy.

The mechanism of action is shown in the figure below.

PRX302 Mechanism of Action

Clinical Overview

To date, we have completed six clinical trials of PRX302 and we are currently enrolling patients in our first Phase 3 clinical trial for PRX302. Four completed clinical trials were for the treatment of the symptoms of BPH and two were for the treatment of prostate cancer. Prior to the initiation of our Phase 3 clinical trial of PRX302 for the treatment of the symptoms of BPH, a total of 126 patients with moderate to severe BPH symptoms and 30 patients with prostate cancer have been treated with PRX302, for a combined PRX302 exposure of 156 patients. In each of the six trials, patients were monitored for 12 months following a single treatment of PRX302.

We conducted five clinical trials using the transperineal route for the intraprostatic injection of PRX302. In the most recent clinical trial we used the transrectal route for intraprostatic injection, the route commonly used for biopsies of the prostate. The transrectal route appears to be as well-tolerated as the transperineal route and is more familiar to urologists.

Clinical trials completed to date of PRX302 for the treatment of the symptoms of BPH PRX302 have consistently shown clinically meaningful, sustained efficacy with regard to improvement in LUTS, as measured by IPSS and Qmax, the standard measures of the treatment of symptoms for BPH. PRX302 has been well-tolerated in all completed clinical studies to date. Adverse events in our completed clinical trials were typically mild and transient in nature, limited to local discomfort and irritative urinary symptoms that generally occurred on the same day as study drug injection. There were no drug-related erectile dysfunction or cardiovascular side effects reported.

Based on results from our completed clinical trials, we plan to conduct two multicenter, double-blinded Phase 3 clinical trials to confirm the safety and efficacy of PRX302 injection via the transrectal route for the treatment of moderate to severe BPH symptoms the first of which was initiated in October 2013. We believe these studies will support obtaining marketing approval of PRX302 in the United States, Europe, and other territories for the treatment of the symptoms of BPH.

Clinical Development in BPH

Our clinical program for PRX302 is summarized below.

Completed Clinical Development

CLINICAL TRIAL	STATUS	TRIAL DESIGN
PRX302-2-03 TRIUMPH Phase 2b	Completed

Randomized, double-blinded, placebo-controlled trial of a single transperineal intraprostatic treatment of PRX302

92 patients; 61 on PRX302; 31 on placebo

Dosing: 0.6 µg/g

Volume: 20% of prostate volume

PRX302-2-06 Transrectal Study Phase 1/2	Completed

Randomized dose-escalation, multicenter trial of a single transrectal intraprostatic treatment of PRX302

40 patients; 32 on PRX302 in 4 dosing cohorts; 8 on placebo

Dosing: 0.15µg/g, 0.30µg/g, 0.60µg/g, 1.2µg/g

Volume: 20% of prostate volume

PRX302-2-02 Phase 2a	Completed	Open-label, safety, volume escalation clinical trial of a single transperineal intraprostatic treatment of PRX302 18 patients Dosing: 0.3µg/g, 0.6µg/g, 0.9µg/g Volume: 10 to 30% of prostate volume

PRX302-2-01 Phase 1	Completed	Open-label, safety, dose-escalation clinical trial of a single transperineal intraprostatic treatment of PRX302 15 patients Dosing: 0.025µg/g, 0.072µg/g, 0.25µg/g, 0.35µg/g Volume: 1.5 to 2.0 mL

Ongoing and Planned Clinical Development

CLINICAL TRIAL	STATUS	TRIAL DESIGN
PLUS-1 Phase 3 Trial #1	Enrolling

Prospective, randomized, double-blind, placebo-controlled clinical trial of a single transrectal intraprostatic treatment of PRX302, which will utilize the IPSS outcome measure evaluated at 12 months as the primary endpoint

440 patients

Dosing: 0.6µg/g

Volume: 20% of prostate volume

Phase 3 Trial #2	Planned but not initiated	Prospective, randomized, double-blind, placebo-controlled clinical trial of a single transrectal intraprostatic treatment of PRX302 Dosing: TBD Volume: 20% of prostate volume

Open-Label Safety Study Phase 3	Planned but not initiated	Safety of repeat dose and long-term safety of transrectal intraprostatic treatment of PRX302 Approximately 100 patients Dosing: TBD Volume: 20% of prostate volume

PLUS-1 Randomized, Double-Blind, Placebo-Controlled Transrectal Route of Injection Clinical Trial

In October 2013 we initiated the first of two Phase 3 clinical trials of PRX302 for treatment of the symptoms of BPH, which trial we sometimes refer to as PLUS-1. Based on feedback from our guidance meeting with the FDA in February 2013, we have decided to enroll approximately 440 patients in this Phase 3 clinical trial. This first Phase 3 clinical trial will be a randomized, double-blind, dose confirmation, multicenter, vehicle-controlled clinical trial to confirm the efficacy and safety of a single treatment of PRX302 transrectally administered in patients with moderate to severe LUTS due to BPH. This multicenter, multinational clinical trial will randomize patients across as many as 100 clinical trial sites to one of two treatment groups. The primary outcome measure is the change from baseline in IPSS, which is the outcome measure that has been used in previous clinical trials of PRX302 and for the regulatory approval of oral medications for treatment of the symptoms of BPH as well as MIST procedures. This change from baseline will be evaluated over 12 months, which time frame is consistent with clinical trials of another injectable currently under development for the treatment of the symptoms of BPH. Secondary outcome measures will include an improvement in Qmax. In this first Phase 3 clinical trial, we intend to have an independent data monitoring committee conduct an administrative analysis once all patients have completed three months of treatment to assess safety and treatment effect. The Company and its representatives will remain blinded to the results of this administrative analysis throughout the duration of the study until after the database is locked at the conclusion of the 12 month study. Assuming sufficient capital resources, we plan to commence our second Phase 3 clinical trial following administrative analysis, which we expect to occur by the end of 2014.

TRIUMPH Phase 2b Randomized, Double-Blind, Placebo-Controlled Clinical Trial

In 2010, we completed TRIUMPH, a multicenter, randomized, double-blinded, placebo-controlled Phase 2b clinical trial of PRX302 in 92 patients with moderate to severe BPH symptoms. The primary objective of this clinical trial was to evaluate the effect on symptoms of BPH of PRX302 versus placebo. Patients randomized to placebo, which is otherwise referred to as the vehicle, were administered by injection an equivalent volume of phosphate-buffered saline that did not include active drug product. The patient population that we used to evaluate efficacy in this clinical trial, as defined by the clinical trial protocol, was the efficacy evaluable, or EE, population of patients, which was defined as those 73 patients who (1) received the full treatment, (2) completed three month assessments, and (3) had no major protocol violation, as determined by a blinded, independent review panel of urology experts. The intent-to-treat, or ITT, and safety patient populations consisted of all 92 patients who received any study drug. Our efficacy analyses in this clinical trial used the last observation carried forward, or LOCF, method to impute missing post-baseline data.

The results of this clinical trial were:

•	PRX302 improved LUTS due to BPH – We achieved the primary endpoint of this clinical trial, which was a statistically significant improvement in IPSS at three months following injection for patients treated with PRX302 versus patients who received vehicle. PRX302 treatment resulted in a 9.1 average reduction of IPSS, as compared to a 5.8 average reduction in patients who received vehicle (p=0.040).

•	Improvement was clinically meaningful, rapid and sustained – Improvement in IPSS was observed as early as 14 days following injection and was sustained through the twelfth month of observation. This improvement in IPSS was clinically meaningful, and superior to vehicle.

•	Improvement in Qmax – PRX302 treatment resulted in an approximately 3.1 mL/sec average increase in Qmax at three months, as compared to 1.3 mL/sec for vehicle (p=0.047). The improvement in Qmax for PRX302 was apparent from the first post-baseline assessment and sustained through the twelfth month of observation.

•	PRX302 was well-tolerated – The PRX302 injection was well-tolerated by patients in this clinical trial. The most common adverse events that were potentially attributable to PRX302 are set forth in the table below. These adverse events generally are not unexpected manifestations of the intraprostatic cellular destruction and inflammation integral to the PRX302 mechanism of action. The median duration for each of these adverse events was typically less than two days. In general, these adverse events were mild and transient, began within the first few days after treatment (primarily on the same day as the study drug injection) and were resolved without further complications.

There were no drug-related erectile dysfunction or cardiovascular side effects reported in this clinical trial. In addition, 16.1% of patients in the vehicle group dropped out of the study due to lack of efficacy and the need for alternative therapy as compared to 3.3% of patients in the active group.

Adverse Events Occurring in ≥5% of Subjects treated with PRX302 (ITT Population)

Adverse Event(1)	Vehicle (N=31) n (%)	PRX302 (N=61) n (%)
Hematuria, or presence of red blood cells in urine	11(35.5)	18(29.5)
Dysuria, or painful urination	2(6.5)	17(27.9)
Pollakiuria, or increased frequency of urination	5(16.1)	14(23.0)
Micturition Urgency, or urgency of urination	3(9.7)	13(21.3)
Perineal Pain	0(0.0)	7(11.5)
Vertigo	2(6.5)	4(6.6)
Malaise	0(0.0)	4(6.6)

(1)	MedDRA Dictionary-coded preferred terms.

In summary, these results demonstrate that PRX302 is able to maintain a treatment benefit based on both measures of efficacy, IPSS and Qmax, which is clinically meaningful and sustained for the 12 months of monitoring in this clinical trial.

IPSS and Qmax in the Phase 2b BPH TRIUMPH Clinical Trial

N=73 Efficacy-Evaluable Patients using LOCF; 52 PRX302 and 21 Vehicle

In our studies and other intraprostatic injection studies, vehicle response rates of 5 to 7 point improvements in IPSS have been observed. We believe that the vehicle response is due in part to the fluid injection potentially ablating prostate cells.

Although the clinical trial protocol did not specify an ITT population analysis, an improvement of 8.2 points in IPSS was observed in the active group of the ITT population. This was not statistically significant when compared to an improvement in the vehicle group of 7.2 points. Thirteen percent of the active group and 23% of the vehicle group were included in the ITT population but not included in the EE population because they were deemed major protocol violators based on confounding factors. Examples of confounding factors were taking prohibited medications, including other medications to treat the symptoms of BPH, or undergoing prohibited procedures during the clinical trial.

Transrectal Phase 1/2, Randomized, Double-Blind, Placebo-Controlled Clinical Trial in BPH

In March 2012, we completed dosing in a multicenter, randomized, double-blinded, vehicle-controlled Phase 1/2 clinical trial of PRX302 using the transrectal route of administration for the intraprostatic injection of PRX302. Each of the previous clinical trials used transrectal ultrasound to guide the intraprostatic injection, but this clinical trial was the first to use the rectum as the route of administration rather than passing the needle through the perineum. The transrectal route has the advantage of being very similar to the routine prostate biopsy procedure, and therefore requires little extra training for the practicing urologist. The primary endpoint of this clinical trial was to evaluate the three-month safety and tolerability of escalating doses of PRX302. The safety data from this new route of administration of PRX302 were needed for a comparison with the safety profile obtained from our previously-conducted Phase 1 and 2 clinical trials, which utilized a transperineal route of administration.

We enrolled 40 patients with moderate to severe BPH symptoms in this clinical trial who were randomized to PRX302 or placebo in a 4:1 ratio within each of the four escalating dose cohorts. All patients in this clinical trial received a single, transrectal, intraprostatic treatment of study drug or vehicle at 20% of the patient’s prostate volume, in four sequential cohorts according to escalating PRX302 dose: 0.15, 0.30, 0.60, and 1.20 µg/g prostate. Dose escalation decisions were guided by an independent data monitoring committee for each new cohort after all patients in the previous cohort had been followed for at least 15 days after study drug administration.

The results of this clinical trial showed that PRX302 was generally well-tolerated. The side effect profile in this transrectal clinical trial was consistent with the side effects reported in the previous, transperineal PRX302 clinical trials, indicating that PRX302 injection by the transrectal route was tolerated at least as well as the transperineal route. There was one serious adverse event that was deemed by the investigator to be related to injection of PRX302 in this clinical trial. This serious adverse event of urinary retention required an indwelling catheter followed by TUNA. There were no reports of sepsis in this clinical trial. With the switch to a transrectal route of administration, there is a potential risk of sepsis as currently the rate of sepsis with prostate biopsies in the United States is approximately 3-5%. However, prostate biopsies involve as many as 20 punctures and a large needle, whereas PRX302 administration requires only two punctures with a smaller needle. There were no drug-related erectile dysfunction or cardiovascular side effects reported in this clinical trial.

The small sample size of only eight patients on PRX302 and two patients on vehicle in each cohort was insufficient to show statistically significant improvements in BPH symptoms compared to vehicle. Although improvement in IPSS was noted on average for all dose cohorts through 12 months, there is no meaningful difference between PRX302 and vehicle-treated patients. We do not believe that any conclusions about efficacy can be drawn from this study due to the small sample size.

In our TRIUMPH clinical trial, we observed post-injection transient elevations of two markers: PSA, a marker of prostate tissue disruption, and serum C-reactive protein, or CRP, a non-specific marker of associated inflammation. Post-injection transient elevations in PSA and CRP were also observed in the transrectal study, suggesting that the targeted delivery of PRX302 to the prostrate is successfully achieved with either the transperineal or the transrectal route of administration.

Phase 2a Open-Label Clinical Trial in BPH (PRX302-2-02)

In 2009, we completed an open-label, multicenter, Phase 2a clinical trial in BPH to evaluate the safety and tolerability of PRX302. We enrolled 18 patients with moderate to severe BPH symptoms who were either unresponsive to, intolerant to or unwilling to use oral medications for treatment of the symptoms of BPH. In this clinical trial, three cohorts of six patients each received a single treatment of PRX302 administered via transperineal injection. We measured therapeutic activity through changes in IPSS, Qmax, and quality of life scores compared to baseline scores at screening. In addition, we monitored changes in prostate volume. In this clinical trial, PRX302 was well-tolerated and patients attained meaningful symptomatic relief through follow up of 12 months following a single treatment. Based on the results of this clinical trial, we identified 20% of total prostate volume as our volume dose for our Phase 2b clinical trial.

Phase 1 Open-Label Clinical Trial in BPH (PRX302-2-01)

In 2008, we completed an open-label, multicenter, Phase 1 clinical trial in BPH to evaluate the dose of PRX302 needed to demonstrate therapeutic activity following a single treatment, as well as to evaluate safety and tolerability. We enrolled 15 patients with moderate to severe BPH symptoms who were either unresponsive to, intolerant to or unwilling to use oral medications for treatment of the symptoms of BPH. We administered PRX302 to five cohorts of three patients each at escalating doses of PRX302. PRX302 was well-tolerated.

Plans For Future Clinical Development

To date, no patients have been administered more than one treatment of PRX302. Assuming sufficient capital resources, we are planning to initiate an open label repeat dose clinical trial before the end of 2015, in which patients from our transrectal clinical trial, as well as patients from our first Phase 3 clinical trial, will be eligible to receive a repeat dose of PRX302, at least 12 months after their first dose. We believe this planned repeat dose Phase 3 clinical trial is supported by results from our pre-clinical study of repeat dosing in monkeys. In this pre-clinical study, two treatments of PRX302 were given to monkeys 56 days apart. Data from this study indicated that PRX302 resulted in ablation of cells after both the first and the second dose, even in the presence of circulating antibodies, and did not result in hypersensitivity.

Clinical Development in Prostate Cancer

Phase 2 Open-Label Clinical Trial in Prostate Cancer

We completed a Phase 2 clinical trial in prostate cancer in September 2009 in six patients with biopsy-proven, locally-recurrent prostate cancer that, following radiation therapy, showed signs of disease progression evidenced by rising levels of PSA. Therapeutic activity in the form of overall decreases in PSA levels and in the number of adenocarcinoma-positive biopsy cores following PRX302 treatment was observed in two of six patients.

While our current development of PRX302 is focused on the treatment of the symptoms of BPH, based on the results of this clinical trial, we will continue to evaluate future development in prostate cancer.

Phase 1 Open-Label Clinical Trial in Prostate Cancer

In May 2008, we completed a multicenter, open-label, dose-escalation Phase 1 clinical trial of PRX302 in 24 patients in the United States with biopsy-proven, locally-recurrent prostate cancer that, following radiation therapy, showed signs of disease progression evidenced by rising levels of PSA. Elevated and rising levels of PSA can be a sign of the presence or progression of prostate cancer. The primary clinical endpoint of this clinical trial was to examine the safety and tolerability of PRX302 with therapeutic activity as the secondary clinical endpoint. Clinical trial results demonstrated that PRX302 was well-tolerated and showed early signs of therapeutic activity following a single intraprostatic treatment.

No PRX302 treatment-related serious adverse events were reported and the treatment-related adverse effects that were reported were mild and were primarily associated with the injection procedure.

Our Strategy

Our business strategy is to develop and commercialize innovative products for the treatment of urological diseases. The elements of our strategy include the following:

•	Complete clinical development of PRX302 for the treatment of the symptoms of BPH. PRX302 previously achieved its primary efficacy endpoint in a completed Phase 2b clinical trial in patients with moderate to severe BPH symptoms. We intend to conduct two Phase 3 clinical trials based upon guidance from the FDA and European regulatory agencies. We initiated the first such clinical trial in October 2013. If our Phase 3 clinical trials are successful, we plan to submit a biologics license application, or BLA, to the FDA and marketing authorization application, or MAA, to the European Medicines Agency, or EMA.

•	Maximize the commercial potential of PRX302. If approved, we intend to commercialize PRX302, alone or with a partner, in the United States, and to enter into collaboration arrangements for commercialization in other markets.

•	Evaluate further development of PRX302 in prostate cancer. Our current development of PRX302 is focused on the treatment of the symptoms of BPH. We will continue to evaluate future development of PRX302 in prostate cancer.

•	Opportunistically in-license or acquire additional clinical-stage product candidates or approved products in our area of focus. We may enhance our product pipeline through strategically in-licensing or acquiring clinical stage product candidates or approved products for urological diseases. We believe that our experience with developing urology therapeutics may make us an attractive partner for companies seeking to out-license products or develop product candidates in this area of focus.

Competition

We expect that PRX302 will compete with the current treatment options for the symptoms of BPH, which include oral drug therapy and surgery. Oral drug therapies include (a) a-blockers, such as tamsulosin (marketed under various trade names by numerous companies, including as Flomax® by Astellas Pharma), alfuzosin (marketed in the United States by Sanofi as Uroxatral®), doxazosin (marketed by Pfizer as Cardura® and CarduraXL®) and silodosin (marketed by Watson Pharmaceuticals as Rapaflo® in the United States), (b) 5-a reductase inhibitors, such as dutasteride (marketed by GlaxoSmithKline plc as Avodart®) and finasteride (marketed by Merck & Co., Inc. as Proscar®), and (c) combinations of a-blockers and 5-a reductase inhibitors such as tamsulosin and dutasteride (marketed by GSK as Jalyn®). In addition, Eli Lilly and Company’s oral drug tadalafil (marketed as Cialis®), a PDE5 inhibitor, obtained FDA approval for the treatment of the symptoms of BPH in October 2011. Several MIST procedures are available, including transurethral microwave thermotherapy, or TUMT, TUNA, photo-selective vaporization of prostate, holmium laser enucleation of the prostate, transurethral electro vaporization of the prostate, Urolift, which is designed to open the urethra directly without the need to resect or ablate prostate tissue and interstitial laser coagulation. Currently, the most commonly used MIST procedures are laser ablations of the prostate, TUMT, and TUNA. Surgery for BPH treatment is usually considered in patients who fail drug therapy as a result of side effects or inadequate relief of symptoms, have refractory urinary retention, or have recurrent urinary tract infections. Alternatively, surgery may be the initial treatment in patients with severe urinary symptoms. Surgical procedures for BPH include TURP, as well as other procedures such as transurethral incision of the prostate and transurethral vaporization of the prostate.

In addition, there are other treatments that are currently in clinical development for the treatment of the symptoms of BPH. Nymox Pharmaceutical Corporation’s injectable NX-1207 is currently in Phase 3 clinical trials for the treatment of the symptoms of BPH. Light Sciences Oncology Inc.’s AptocineTM is currently in Phase 2 clinical trials for the treatment of the symptoms of BPH.

Sales and Marketing

We do not currently have a sales, marketing or distribution organization. We intend to commercialize PRX302 alone by establishing, either internally or through a contract sales force, a urology sales force to sell PRX302, if approved, in the United States, or through partnership. We plan to partner with third parties to commercialize PRX302 outside the United States.

Specifically, we intend to:

•	establish a sales force in the United States of experienced urology and other specialty-care sales representatives;

•	build a marketing organization;

•	establish commercialization alliances with larger or more specialized pharmaceutical and sales organizations; and

•	generate and use pharmacoeconomic data to support the cost savings and therapeutic benefits of PRX302.

Manufacturing

We neither currently possess nor do we plan to develop our own manufacturing capabilities. All of our manufacturing is, and will be, outsourced to third parties with oversight by our internal managers. In 2007, we entered into a manufacturing and supply agreement with Dompé pharma S.P.A., or Dompé, to manufacture batches of PRX302 drug substance. Technology transfer and process scale-up activities were conducted in late 2009 and early 2010 by Dompé, with the manufacture of clinical trial supplies of PRX302 completed during 2010, including the clinical trial supply that we anticipate needing for the first Phase 3 clinical trial. In 2011, we entered into a manufacturing and supply agreement with Boehringer Ingelheim RCV GmbH & Co KG, or BI, to manufacture PRX302. The manufacture of PRX302 drug substance starts with a vial of the working cell bank of Aeromonas salmonicida bacteria which is then processed through four consecutive stages involving: batch fermentation and harvest, purification using immobilized metal affinity chromatography, purification using an ionic exchange chromatography and bulk formulation of PRX302 drug substance. The entire manufacturing process takes approximately two weeks.

There has been a successful transfer of the technology for both the production and release of PRX302 from Dompé to BI and scale-up up to the commercial batch size is underway which we expect to complete by the end of 2014. This full scale commercial batch will be used to supply drug product for the second Phase 3 clinical trial. Although PRX302 is manufactured from readily available materials using standard pharmaceutical methods and equipment, any replacement of BI as our manufacturer may lead to significant delays and increase our costs.

Boehringer Ingelheim RCV GmbH & Co KG

In June 2012, we entered into a technology transfer and supply agreement with BI, for the provision of technology transfer services and for the establishment of certain manufacturing processes for, and the manufacture of, purified PRX302, the diluting agent for use in PRX302 drug products and placebos, and a placebo to be used in clinical trials. We will be required to make payments based upon the provision and completion of certain tasks specified in the agreement. Starting in 2013, the prices of BI’s services will be adjusted annually based on the average of the Austrian trade index and the average Standard Wages Index, both as of July of the previous year, subject to certain restrictions. BI will be required to manufacture the products in line with certain project timelines. If we postpone the performance of any services, we may be required to pay certain postponement fees. Additionally, if we cancel any services we will be required to pay the entire cost for such services and the entire cost of any materials that cannot be returned by BI to the appropriate vendor or otherwise used by BI. If we are required to have any product manufactured outside our expected manufacturing cycles due to an unforeseen loss of product, we will have to work with BI to arrange an available manufacturing slot and our receipt of drug product may be delayed. BI must provide all services under the agreement, including the manufacture, packaging, storing and delivery of PRX302 drug products, in accordance with cGMP (as defined below), as specified by the FDA. The agreement has an initial term of six years and will automatically renew for a single five-year period unless either party objects to such renewal at least two-years prior to the expiration of the agreement. Either party may terminate the agreement early for cause, including for any uncured material breach of the agreement, the other party’s insolvency or the assignment of the other party’s rights or obligations to a direct competitor of the non-assigning party. Additionally, we have the right to terminate the agreement immediately upon the rejection or non-approval of a regulatory filing due to medical, safety or regulatory concerns or in the event that we abandon our clinical program for PRX302 due to any clinical failure, subject in each case to payment of specified termination costs to BI.

Intellectual Property

We hold commercial rights to PRX302 in major markets, including, Canada, the United States, Europe and Asia (except Japan where we have licensed the rights to Kissei). We in-licensed PRX302 from UVIC and Johns Hopkins. Our success will depend in large part on our ability to obtain, maintain, defend and enforce patents and other proprietary technology rights. We file and prosecute patent applications to protect our proprietary discoveries. In addition to patent protection, we also seek to rely on trade secret protection, trademark protection and know-how to expand our proprietary position around our technology, discoveries and inventions that we consider important to our business. We also seek to protect our intellectual property in part by entering into confidentiality agreements and/or invention assignment agreements with our employees, consultants, scientific advisors, and certain consultants and investigators that grant us ownership of any discoveries or inventions made by them. Further, we seek trademark protection in Canada, the United States and certain other countries where available and when we deem appropriate. We have applied for registration of the Sophiris trademark, which we use in connection with our pharmaceutical research and development services as well as our clinical-stage product candidates in Europe, Canada, Japan and the United States.

Patents and patent applications covering PRX302 which we own or license are covered by issued patents and patent applications under the following five patent families:

•	Proaerolysin Containing Protease Activation Sequences and Methods of Use for Treatment of Prostate Cancer (exclusively licensed);

•	Method of Treating the Symptoms of Benign Prostatic Hyperplasia Using Modified Pore-Forming Proteins (exclusively licensed);

•	Formulations and Methods of Administration (owned by us); and

•	Method for Treating Prostatitis Utilizing Modified Pore-Forming Protein Proaerolysin (exclusively licensed).

We own or have exclusively licensed four issued United States patents related to our prostate program: US 7838266 (prostate cancer) expiring in 2022, US 7282476 (prostate cancer) expiring in 2023, US 7745395 (prostate cancer) expiring in 2023, and US 8278279 (prostatitis) expiring in 2029, as well as 6 issued patents in countries including Australia, China, the European Patent Office (including 17 extension states), India, Japan, and South Africa expiring in 2022, 8 patents in the European Patent Office (including 14 extension states), Japan, China, Australia, New Zealand, Israel, Singapore, and South Africa expiring in 2026, and 13 additional pending U.S. and/or foreign patent applications in Australia, Canada, the European Patent Office, India, Japan, and South Korea variously set to expire in 2022, 2026, 2029, or 2031. This portfolio includes issued U.S. patents that cover the composition of PRX302 or methods of using PRX302 to treat prostatitis or prostate cancer, as well as a pending U.S. patent application that covers the method of using PRX302 to treat the symptoms of BPH. This portfolio includes two issued Chinese patents. To date, we have not sought to enforce any issued patents in China. We cannot give any assurances that we will be able to enforce our patents in China to the same degree that we could in the United States.

Technology Licenses

Exclusive License Agreement with UVIC Industry Partnerships Inc. and The Johns Hopkins University for BPH

In October 2009, we entered into an exclusive license agreement with UVIC and Johns Hopkins with respect to the use of PRX302 for the development of therapeutics for the symptoms of BPH and other non-cancer diseases and conditions of the prostate. The agreement was amended on July 1, 2010. Such amendment did not change the material terms of the agreement. We have the right to grant sublicenses to third parties under the agreement provided that such sublicenses meet certain criteria.

In order to secure the license, we paid an initial license fee of CND$45,000, or $39,000, applying the conversion rate as of the date of payment. In addition, we are required to pay an annual license maintenance fee and are obligated to pay a percentage of gross sales for licensed products sold by us, our affiliates or our sublicensees during the term of the agreement. Such percentage is in the low single-digits. Furthermore, we are required to make payments based upon the achievement of specific development and regulatory milestones separated among the indications of BPH and two additional therapeutic indications selected by us, totaling up to approximately CND$1.3 million, or $1.2 million, as converted. In the event we receive consideration for granting a sublicense, we are obligated to pay UVIC and Johns Hopkins a percentage of such consideration, which percentage is in the 10-19% range, depending upon the rights granted under the sublicense agreement. To the extent we receive any milestone payments relating to the development of therapeutics for the treatment of the symptoms of BPH under our exclusive license agreement with Kissei Pharmaceutical Co., Ltd., or Kissei, we are obligated to pay a percentage of such consideration, which percentage is in the 10-19% range, to UVIC and Johns Hopkins; however, pursuant to a separate agreement which we entered into in 2003 with Dr. J. Thomas Buckley, one of our founders, the aggregate amount of such consideration payable by us to UVIC and Johns Hopkins is reduced by 25%.

Under the terms of the agreement, we are required to use reasonable commercial efforts to develop and commercialize the technology covered by the agreement, and in this regard, we have agreed to put a business plan covering the marketing and commercialization of such technology in place. Our failure to commercialize the technology covered by the agreement may result in termination of the agreement.

The term of the agreement will, on a country-by-country basis, continue until expiration of the last to expire issued patent or, if no patent has issued in such country, then 20 years after the effective date of the agreement. UVIC and Johns Hopkins have a unilateral right to terminate the agreement upon notice if we become insolvent, cease to carry out our business, subject the licensed technology to any third-party security interest or breach any of our obligations under this agreement if such breach has remained uncured for 60 days following written notice thereof. In addition, the agreement may automatically terminate in the event we undergo bankruptcy proceedings.

Exclusive License Agreement with UVIC Industry Partnerships Inc. and The Johns Hopkins University for Prostate Cancer

In September 2004, we entered into an exclusive license agreement with UVIC and Johns Hopkins, with respect to the use of PRX302 for the development of therapeutics for prostate cancer. This agreement was amended on December 8, 2004 and July 1, 2010. Such amendments did not change the material terms of the agreement. For the term of this agreement, we have an exclusive right of first option to obtain a license for future improvements to the patent rights covered by the agreement. In addition, we have the right to grant sublicenses to third parties under the agreement provided that such sublicenses meet certain criteria.

In order to secure the license, we paid an initial license fee of CND$75,000, or $62,000, applying the conversion rate as of the date of payment, and a reimbursement fee of CND$28,000, or $24,000, applying the conversion rate as of the date of payment, to cover expenses associated with the filing and maintenance fees of patents covered by the agreement. In addition, we are required to pay an annual license maintenance fee and are obligated to pay a percentage of gross sales for licensed products sold by us, our affiliates or our sublicensees during the term of the agreement. Such percentage is in the low single-digits and is subject to adjustment in certain circumstances. We are also required to make payments based upon the achievement of specific development and regulatory milestones totaling up to approximately CND$3.6 million, or $3.4 million, as converted. In the event we receive consideration for granting a sublicense, we are obligated to pay UVIC and Johns Hopkins a percentage of such consideration, which percentage is in the 20-29% range, including any future consideration we may receive under our exclusive license agreement with Kissei relating to development of therapeutics for the treatment of prostate cancer. Furthermore, we issued 3,420 common shares to Johns Hopkins and 1,710 common shares to UVIC in partial consideration for the rights granted to us under the agreement.

Under the terms of the agreement, we are required to use reasonable commercial efforts to develop and commercialize the technology covered by the agreement, and in this regard, have agreed to put a business plan in place. Our failure to commercialize the technology covered by the agreement may result in termination of the agreement.

The term of the agreement will, on a country-by-country basis, continue until expiration of the last to expire issued patent or, if no patent has issued in such country, then 20 years after the effective date of the agreement.

UVIC and Johns Hopkins have a unilateral right to terminate the agreement upon notice if we become insolvent, cease to carry out our business, subject the licensed technology to any security interest or breach any of our obligations under this agreement if such breach has remained uncured for 60 days following written notice thereof. In addition, the agreement may automatically terminate in the event we undergo bankruptcy proceedings.

Strategic Relationship with Kissei Pharmaceutical Co., Ltd.

In April 2010, we entered into an exclusive license agreement with Kissei, for the development and commercialization of PRX302 (and other products covered by the licensed patents) in Japan for the treatment of the symptoms of BPH, prostate cancer, prostatitis or other diseases of the prostate. Under the terms of the license, Kissei is permitted to sublicense its rights if certain conditions are met.

In order to secure the license, Kissei paid us an up-front payment of $3.0 million. During the year ended December 31, 2013, we recorded as revenue a $5.0 million non-refundable milestone payment due from Kissei upon the achievement of certain development activities. We received payment for the milestone in April 2013. In addition, we remain eligible to receive up to approximately $67.0 million in additional payments contingent upon achievement of specified development, regulatory and commercial milestones, some of which are in Kissei’s sole discretion to achieve, separated among the indications of BPH, prostate cancer, and prostatitis or other diseases of the prostate, as well as the achievement of overall accumulated gross sales levels for such indications. The additional $67.0 million of non-refundable milestone payments is comprised as follows: aggregate milestone payments of $12.0 million are related to the BPH indication, of which $7.0 million relates to the completion of regulatory approvals and $5.0 million relates to the achievement of certain product sale goals; a total of $21.0 million is related to the prostate cancer indication, of which $7.0 million relates to the completion of development activities, $7.0 million relates to the completion of regulatory approvals and $7.0 million relates to the achievement of certain product sale goals; and a total of $21.0 million is related to prostatitis or other diseases of the prostate, of which $7.0 million relates to the completion of development activities, $7.0 million relates to the completion of regulatory approvals and $7.0 million relates to the achievement of certain product sale goals. An additional $13.0 million of aggregate milestone payments are not indication specific, of which $5.0 million relates to the completion of regulatory approvals and $8.0 million relates to the achievement of certain product sale goals. In addition, we may receive a drug supply fee and royalty payments in the 20-29% range as a percentage of future net sales of licensed products sold under the agreement. The royalties payable by Kissei are subject to reductions or offsets in certain circumstances. Kissei’s royalty obligations continue until the later of expiration of the last valid claim in the licensed patents covering the applicable licensed product, or 10 years after first commercial sale of such licensed product in Japan. Kissei is responsible for all costs associated with the development, regulatory approval, commercialization and marketing of PRX302 in Japan.

Kissei may unilaterally terminate the agreement, provided that if such termination occurs after commercial launch of a product under the agreement, Kissei must provide us with six months prior written notice. Absent early termination, the exclusive license agreement will remain in effect until Kissei or its sublicensees or affiliates discontinue the sale of products under the agreement.

Regulatory Overview

Our business and operations are subject to a variety of U.S. federal, state and local, and foreign supranational, national, provincial and municipal laws, regulations and trade practices. The FDA and comparable regulatory authorities in state and local jurisdictions and in other countries impose substantial and burdensome requirements upon companies involved in the clinical development, manufacture, marketing and distribution of drugs and biologics. These agencies and other federal, state and local entities regulate research and development activities and the testing, manufacture, quality control, safety, effectiveness, labeling, storage, recordkeeping, approval, advertising and promotion, and export and import of our product candidate.

U.S. Government Regulation

U.S. Drug Development Process

In the United States, the FDA regulates drugs and biologic products under the Federal Food, Drug and Cosmetic Act, or FDCA, (21 U.S.C. §301, et seq), its implementing regulations, and other laws, including, in the case of biologics, the Public Health Service Act. Our product candidate, PRX302, is subject to regulation by the FDA as a biologic. Biologics require the submission of a BLA to the FDA and approval of the BLA by the FDA before marketing in the United States. The process of obtaining regulatory approvals for commercial sale and distribution and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial civil or criminal sanctions. These sanctions could include the FDA’s refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, imposition of a clinical hold on clinical trials, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil and/or criminal penalties. The process required by the FDA before a biologic may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies performed in accordance with the FDA’s current Good Laboratory Practices, or GLP, regulations;

•	submission to the FDA of an investigational new drug application, or IND, which must become effective before human clinical trials in the United States may begin;

•	performance of adequate and well-controlled human clinical trials in accordance with the FDA’s current good clinical practices, or GCP, regulations to establish the safety and efficacy of the product candidate for its intended use;

•	submission to the FDA of a BLA;

•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the product is produced to assess compliance with the FDA’s current good manufacturing practice standards, or cGMP, regulations to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;

•	potential audits by the FDA of the nonclinical and clinical trial sites that generated the data in support of the BLA;

•	review of the BLA by an external Advisory Committee to the FDA, whose recommendations are not binding on the FDA; and

•	FDA review and approval of the BLA prior to any commercial marketing or sale.

Before testing any compounds with potential therapeutic value in humans, the drug candidate enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, stability and formulation, as well as animal studies to assess the potential toxicity and activity of the product candidate. The conduct of the preclinical tests must comply with federal regulations and requirements including GLPs. The sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA raises concerns or questions about the conduct of the clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. The FDA may also impose clinical holds on a product candidate at any time before or during clinical trials due to safety concerns or non-compliance, or for other reasons.

Clinical trials involve the administration of the product candidate to human subjects under the supervision of qualified investigators, generally physicians not employed by or under the clinical trial sponsor’s control. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety and effectiveness. Each protocol must be submitted to the FDA as part of the IND. Clinical trials must be conducted in accordance with GCPs. Further, each clinical trial must be reviewed and approved by an IRB at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of clinical trial participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the form and content of the informed consent that must be signed by each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

•	Phase 1. The product candidate is initially introduced into a limited population of healthy human subjects and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion. In the case of some products for some diseases, or when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients with the disease or condition for which the product candidate is intended to gain an early indication of its effectiveness.

•	Phase 2. The product candidate is evaluated in a limited patient population (but larger than in Phase 1) to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted indications and to assess dosage tolerance, optimal dosage and dosing schedule.

•	Phase 3. Clinical trials are undertaken to further evaluate dosage, and provide substantial evidence of clinical efficacy and safety in an expanded patient population (such as several hundred to several thousand) at geographically dispersed clinical trial sites. Phase 3 clinical trials are typically conducted when Phase 2 clinical trials demonstrate that a dose range of the product candidate is effective and has an acceptable safety profile. These trials typically have at least two groups of patients who, in a blinded fashion, receive either the product or a placebo. Phase 3 clinical trials are intended to establish the overall risk/benefit ratio of the product and provide an adequate basis for product labeling. Generally, two adequate and well-controlled Phase 3 clinical trials are required by the FDA for approval of a BLA.

Post-approval studies, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These studies are used to gain additional experience from the treatment of patients in the intended therapeutic indication to further assess the biologic’s safety and effectiveness after BLA approval. Phase 4 studies can be initiated by the drug sponsor or as a condition of BLA approval by the FDA.

Annual progress reports detailing the results of the clinical trials must be submitted to the FDA and written IND safety reports must be promptly submitted to the FDA and the investigators for serious and unexpected adverse events or any finding from tests in laboratory animals that suggests a significant risk for human subjects.

Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the biologic and finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, must develop methods for testing the identity, strength, quality and purity of the final biologic product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

U.S. Review and Approval Processes

The results of product development, preclinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests, proposed labeling and other relevant information are submitted to the FDA in the form of a BLA requesting approval to market the product for one or more specified indications. The submission of a BLA is subject to the payment of substantial user fees.

Once the FDA receives a BLA, it has 60 days to review the BLA to determine if it is substantially complete and the data is readable, before it accepts the BLA for filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the BLA. Under the goals and policies agreed to by the FDA under the Prescription Drug User Fee Act, or PDUFA, the FDA has 12 months from submission in which to complete its initial review of a standard BLA and make a decision on the application, and eight months from submission for a priority BLA, and such deadline is referred to as the PDUFA date. The FDA does not always meet its PDUFA dates for either standard or priority BLAs. The review process and the PDUFA date may be extended by three months if the FDA requests or the BLA sponsor otherwise provides additional information or clarification regarding information already provided in the submission within the last three months before the PDUFA date.

After the BLA submission is accepted for filing, the FDA reviews the BLA to determine, among other things, whether the proposed product is safe and effective for its intended use, and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, strength, quality and purity. The FDA may refer applications for novel drug or biological products or drug or biological products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. During the approval process, the FDA also will determine whether a risk evaluation and mitigation strategy, or REMS, is necessary to assure the safe use of the product. If the FDA concludes a REMS is needed, the sponsor of the BLA must submit a proposed REMS; the FDA will not approve the BLA without an approved REMS, if required. Development of a REMS can substantially increase the costs of obtaining approval.

Before approving a BLA, the FDA will typically inspect the facilities at which the product is manufactured. The FDA will not approve the BLA unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites to assure that the clinical studies were conducted in compliance with GCP requirements. If the FDA determines that the application, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information before a BLA can be approved.

The FDA will issue a complete response letter if the agency decides not to approve the BLA. The complete response letter describes all of the specific deficiencies in the BLA identified by the FDA. The deficiencies identified may be minor, for example, requiring labeling changes, or major, for example, requiring additional clinical trials. Additionally, the complete response letter may include recommended actions that the applicant might take to place the application in a condition for approval. If a complete response letter is issued, the applicant may either resubmit the BLA, addressing all of the deficiencies identified in the letter, or withdraw the application.

If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling. In addition, the FDA may require post marketing studies, sometimes referred to as Phase 4 testing, which involves clinical trials designed to further assess drug safety and effectiveness and may require testing and surveillance programs to monitor the safety of approved products that have been commercialized. After approval, certain changes to the approved biologic, such as adding new indications, manufacturing changes or additional labeling claims, are subject to further FDA review and approval. Depending on the nature of the change proposed, a BLA supplement must be filed and approved before the change may be implemented. For many proposed post-approval changes to a BLA, the FDA has up to 180 days to review the application. As with new BLAs, the review process is often significantly extended by the FDA requests for additional information or clarification.

Post-Approval Requirements

Any biologic products for which we or our collaborators receive FDA approvals are subject to continuing regulation by the FDA, including, among other things, record-keeping requirements, reporting of adverse experiences with the product, providing the FDA with updated safety and efficacy information, product sampling and distribution requirements, complying with certain electronic records and signature requirements and complying with FDA promotion and advertising requirements, which include, among others, restrictions on direct-to-consumer advertising, promoting biologics for uses or in patient populations that are not described in the product’s approved labeling (known as “off-label use”), industry-sponsored scientific and educational activities, and promotional activities involving the internet. The FDA closely regulates the post-approval marketing and promotion of biologics, and although physicians may prescribe legally available drugs for off-label uses, manufacturers may not market or promote such off-label uses. Failure to comply with these or other FDA requirements can subject a manufacturer to possible legal or regulatory action, such as warning letters, suspension of manufacturing, seizure of product, injunctive action, mandated corrective advertising or communications with healthcare professionals, possible civil or criminal penalties, or other negative consequences, including adverse publicity.

We will rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our products. Our collaborators may also utilize third parties for some or all of a product we are developing with such collaborator. Manufacturers are required to comply with applicable FDA manufacturing requirements contained in the FDA’s cGMP regulations. cGMP regulations require among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation. Drug manufacturers and other entities involved in the manufacture and distribution of approved biologics are required to register their establishments with the FDA and certain state agencies, and are subject to periodic inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance.

U.S. Patent Term Restoration and Marketing Exclusivity

Depending upon the timing, duration and specifics of the FDA approval of our biologic product candidate, some of our United States patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of a BLA plus the time between the submission date of a BLA and the approval of that application. Only one patent applicable to an approved product is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The United States Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may intend to apply for restoration of patent term for one of our currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant BLA.

Market exclusivity provisions under the FDCA can also delay the submission or the approval of certain applications of other companies seeking to reference another company’s BLA. We believe that if PRX302 is approved as a biological product under a BLA, it should qualify for a 12-year period of exclusivity currently permitted by the Biologics Price Competition and Innovation Act of 2009, or BPCIA. Specifically, the BPCIA established an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The new abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on their similarity to existing brand product. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the original branded product was approved under a BLA. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator BLA holder. The BPCIA is complex and is only beginning to be interpreted and implemented by the FDA. As a result, its ultimate impact, implementation and meaning is subject to uncertainty.

U.S. Foreign Corrupt Practices Act

The U.S. Foreign Corrupt Practices Act, to which we are subject, prohibits corporations and individuals from engaging in certain activities to obtain or retain business or to influence a person working in an official capacity. It is illegal to pay, offer to pay or authorize the payment of anything of value to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity.

U.S. Federal and State Fraud and Abuse Laws

In addition to FDA restrictions on marketing of pharmaceutical products, several other types of state and federal laws have been applied to restrict certain marketing practices in the biopharmaceutical industry in recent years. These laws include anti-kickback statutes and false claims statutes.

The federal health care program anti-kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting, or receiving remuneration to induce or in return for purchasing, leasing, ordering, or arranging for the purchase, lease, or order of any health care item or service reimbursable under Medicare, Medicaid, or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, and formulary managers on the other. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases, or recommendations may be subject to scrutiny if they do not satisfy the requirements of an exemption or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability.

Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to get a false claim paid. The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor, including commercial payors. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a manufacturer’s products from reimbursement under government programs, criminal fines, and imprisonment.

Because of the breadth of these laws and the narrowness of the safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of such laws. If we obtain FDA approval for our product candidate and begin commercializing that product in the United States, our operations may be directly, or indirectly through our customers, subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute. We are also subject to:

•	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;

•	HIPAA, as amended by the Health Information Technology and Clinical Health Act, or HITECH, and its implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information; and

•	state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

In the United States and foreign jurisdictions, there have been and continue to be a number of initiatives that seek to reduce healthcare costs. Most recently, in March 2010 the Patient Protection and Affordable Health Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the PPACA, was enacted, which includes measures to significantly change the way health care is financed by both governmental and private insurers. Among the provisions of the PPACA of greatest importance to the pharmaceutical and biotechnology industry are the following:

•	an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs, that began in 2011;

•	new requirements to report certain financial arrangements with physicians and others, including reporting any “transfer of value” made or distributed to prescribers and other healthcare providers and reporting any investment interests held by physicians and their immediate family members;

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;

•	creation of the Independent Payment Advisory Board which, beginning in 2014, will have authority to recommend certain changes to the Medicare program that could result in reduced payments for prescription drugs and those recommendations could have the effect of law even if Congress does not act on the recommendations; and

•	establishment of a Center for Medicare Innovation at the Centers for Medicare & Medicaid Services to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending that began on January 1, 2011.

Many of the details regarding the implementation of the PPACA are yet to be determined, and at this time, it remains unclear the full effect that the PPACA would have on our business.

Europe / Rest of World Government Regulation

In addition to regulations in the United States, we, and our collaborators, will be subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of our products.

Whether or not we, or our collaborators, obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. The requirements and process governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country.

If we, or our collaborators, fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Pharmaceutical Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any product candidate for which we obtain regulatory approval. In the United States and markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend in part on the availability of reimbursement from third-party payors. Third-party payors include government health administrative authorities, managed care providers, private health insurers and other organizations.

Employees

As of December 31, 2013, we had eight full-time employees, four of whom have Ph.D. or M.D. degrees, and one part-time employee. None of our employees are covered by collective bargaining agreements and we consider relations with our employees to be good.

Research and Development Expenses

Research and development expenses consist primarily of costs associated with the clinical development of PRX302. Research and development expenses are the primary source of our expenses and totaled $10.3 million, $13.5 million and $8.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Corporate Information

We file annual, quarterly, current reports, proxy statements and other information with the Securities and Exchange Commission (SEC). Our primary website can be found at http://www.sophiris.com. We make available free of charge at this website (under the “Investors — Financial Information” caption) all of our reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, including our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K and amendments to those reports. These reports are made available on the website as soon as reasonably practicable after their filing with, or furnishing to, the SEC. The SEC maintains an internet site that contains our public filings with the SEC and other information regarding the Company, at www.sec.gov. These reports and other information concerning the Company may also be accessed at the SEC’s Public Reference Room at 100 F Street, NE, Washington DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Furthermore, we also make available on our website free of charge, and in print to any shareholder who requests it, the Committee Charters for our Audit, Compensation, and Governance and Nominating Committees, as well as the Code of Business Conduct and Ethics that applies to all directors, officers and employees of the Company. Amendments to these documents or waivers related to the Code of Business Conduct and Ethics will be made available on our website as soon as reasonably practicable after their execution. The contents of the websites referred to in this paragraph are not incorporated into this Annual Report. Further, our references to the URLs for these websites are intended to be inactive textual reference only.

We are governed by the Business Corporations Act of British Columbia. We began operations on January 11, 2002. Our operations were initially located in Vancouver, British Columbia. In April 2011, we relocated our core activities and headquarters from Vancouver, British Columbia to San Diego, California. Effective April 2, 2012, we changed our name from Protox Therapeutics Inc. to Sophiris Bio Inc.

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of our initial public offering in August 2013, (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we are deemed to be a large accelerated filer, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. We refer to the Jumpstart Our Business Startups Act of 2012 herein as the “JOBS Act,” and references herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.”

Item 1A.	Risk Factors

You should consider carefully the following risk factors, together with all of the other information included or incorporated in this Annual Report. Each of these risk factors, either alone or taken together, could adversely affect our business, operating results, growth prospects and financial condition, as well as adversely affect the value of an investment in our common shares. There may be additional risks that we do not presently know of or that we currently believe are immaterial which could also impair our business and financial position.

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

The clinical development, manufacturing, labeling, packaging, storage, tracking, recordkeeping, advertising, promotion, export, import, marketing and distribution and other possible activities relating to our product candidate are, and for any other biologic or drug candidate that we may develop will be, subject to extensive regulation by the FDA in the United States and other regulatory agencies in foreign jurisdictions. PRX302, our only product candidate, is subject to regulation in the United States as a biologic. Biologics require the submission of a Biologics License Application, or BLA, and we are not permitted to market PRX302 in the United States until we obtain approval from the FDA of a BLA. To market PRX302 in the EEA, which includes the 27 member states of the European Union plus Norway, Liechtenstein and Iceland, we must submit a Marketing Authorization Application, or MAA, to the European Medicines Agency, or EMA, for approval under the EMA’s centralized procedure, which if the marketing authorization is granted, will enable us to market the product throughout the entire territory of the EEA. A BLA or MAA must be supported by extensive clinical and preclinical data, as well as extensive information regarding chemistry, manufacturing and controls, or CMC, sufficient to demonstrate the safety and effectiveness of the applicable product candidate to the satisfaction of FDA and EMA, respectively.

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

The clinical trial protocol and design for our one ongoing and additional planned Phase 3 clinical trials of PRX302 may not be sufficient to allow us to submit a BLA to the FDA or demonstrate safety or efficacy at the level required by the FDA for product approval.

Based on the results from our Phase 2 clinical trials, we are currently conducting a Phase 3 clinical trial of PRX302 and expect to conduct one additional Phase 3 clinical trial for PRX302 to examine whether PRX302 will effectively relieve BPH symptoms as measured at three months and 12 months following treatment. The first of our two planned Phase 3 clinical trials, which we initiated in October 2013, will use the International Prostate Symptom Score, or IPSS, outcome measure evaluated at 12 months as the primary endpoint, which is consistent with clinical trials of another injectable currently under development by a third party for the treatment of the symptoms of BPH. We have not submitted a special protocol assessment, or SPA, which drug development companies sometimes use to obtain an agreement with the FDA concerning the design and size of a clinical trial intended to form the primary basis of an effectiveness claim. Without the concurrence of the FDA on an SPA or otherwise, we cannot be certain that the design, conduct and data analysis approach for our ongoing and planned Phase 3 clinical trials will generate data sufficient to establish the effectiveness of PRX302 for treatment of BPH symptoms to the FDA’s satisfaction, and therefore allow us to submit or receive approval of a BLA for PRX302. If the FDA requires us, or we otherwise determine, to amend our protocols, change our clinical trial designs, increase enrollment targets or conduct additional clinical trials, our ability to obtain regulatory approval on the timeline we have projected would be jeopardized and we could be required to make significant additional expenditures related to clinical development.

Further, even if we achieve positive results on the endpoints for a clinical trial, the FDA may disagree with our interpretation of the data and deem the results insufficient to demonstrate efficacy at the level required by the FDA for product approval. It is possible that we may make modifications to the clinical trial protocols or designs of our ongoing and planned Phase 3 clinical trials that delay enrollment or completion of such clinical trials and could delay regulatory approval of PRX302. Any failure to obtain approval for PRX302 on the timeline that we currently anticipate, or at all, would have a material and adverse impact on our business, prospects, financial condition and results of operations.

Principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, the integrity of the data generated at the applicable clinical trial site may be jeopardized. Moreover, our business may be implicated if any of the relationships violate federal or state fraud and abuse laws or healthcare privacy and security laws.

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

Companies frequently suffer significant setbacks in late-stage clinical trials, even after earlier clinical trials have shown promising results. Either or both of our ongoing and planned Phase 3 clinical trials of PRX302 may not be successful for a variety of reasons, including faults in the clinical trial designs, the failure to enroll a sufficient number of patients, undesirable side effects and other safety concerns and the inability to demonstrate sufficient efficacy.

Further, the data collected from clinical trials with large patient populations may not demonstrate sufficient safety and efficacy to support regulatory approval of PRX302. Our one ongoing and additional planned Phase 3 clinical trials of PRX302 will enroll significantly more patients than we have enrolled in clinical trials of PRX302 to date. We are currently enrolling and expect to enroll approximately 440 patients in our first Phase 3 clinical trial. If PRX302 fails to demonstrate sufficient safety or efficacy, we would experience potentially significant delays in, or be required to abandon our development of, PRX302, which would have a material and adverse impact on our business, prospects, financial condition and results of operations.

PRX302 may cause undesirable side effects or have other properties that may delay or prevent its regulatory approval or commercialization or limit its commercial potential.

Undesirable side effects caused by PRX302 could cause us or regulatory authorities to interrupt, delay, suspend or terminate clinical trials and could result in a more restrictive label or the delay or denial of marketing approval by the FDA or other regulatory authorities. This, in turn, could limit or prevent us from commercializing PRX302 and generating revenues from its sale. To date, the most common adverse events observed in patients who received PRX302 in our Phase 2 clinical trials that were potentially attributable to PRX302 included the presence of red blood cells in urine, painful urination, frequent urination and urinary urgency, perineal pain and discomfort (observed in patients who received both drug and placebo, which is otherwise referred to as the vehicle), vertigo and malaise that could be attributable to PRX302 induced inflammation. Each of the foregoing adverse events occurred in greater than 5% of the PRX302 population. Although none of the patients in our Phase 1/2 clinical trial using the transrectal route of administration experienced sepsis, our change to this route of administration is expected to increase the risk of sepsis. Results from our ongoing and planned Phase 3 clinical trials could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of PRX302 for its targeted indication. Further, such side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may have a material and adverse impact on our business, prospects, financial condition and results of operations.

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

We may experience delays in the commencement or completion of our clinical trials, which could result in increased costs to us and delay our ability to pursue regulatory approval and generate product revenues.

Delays in the commencement or completion of clinical testing could significantly impact our product development costs and could result in the need for additional financing. Although we initiated the first of our two planned Phase 3 clinical trials in October 2013, we do not know when or whether our second planned Phase 3 clinical trials of PRX302 will begin, or if either trial will be completed on time, or at all. The commencement or completion of clinical trials can be delayed for a variety of reasons, including delays in or related to:

•	raising sufficient capital to fund our second planned Phase 3 clinical trial;

•	obtaining regulatory approval, or feedback on trial design necessary, to commence a clinical trial;

•	identifying, recruiting and training suitable clinical investigators;

•	identifying, recruiting and enrolling suitable patients to participate in a clinical trial;

•	catastrophic loss of drug product due to shipping delays or delays in customs in connection with delivery of drug product to foreign countries for use in clinical trials;

•	reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;

•	obtaining sufficient quantities of PRX302 and the diluent used with PRX302 for use in clinical trials;

•	having patients complete a trial or return for post-treatment follow-up;

•	adding new clinical trial sites;

•	failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols;

•	failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions;

•	unforeseen safety issues or any determination that a clinical trial presents unacceptable health risks;

•	obtaining institutional review board, or IRB, approval to conduct a clinical trial at a prospective site; and

•	retaining patients who have initiated a clinical trial but may withdraw due to adverse side effects from the therapy, insufficient efficacy, fatigue with the clinical trial process or personal issues.

Any delays in the commencement or completion of our clinical trials will delay our timeline to obtain regulatory approval for our product candidate. In addition, many of the factors that cause, or lead to, a delay in the commencement of clinical trials may also ultimately lead to the denial of regulatory approval for a product candidate. Our one ongoing and additional planned Phase 3 clinical trials of PRX302 for the treatment of the symptoms of BPH will seek to enroll significantly more patients than we have enrolled in clinical trials of PRX302 to date. We are currently enrolling and expect to enroll approximately 440 patients in our first Phase 3 clinical trial both in and outside of the United States. We do not expect to commence enrollment of our second Phase 3 clinical trial until completion of an administrative analysis by an independent data monitoring committee conducted once all patients have completed three months in the first Phase 3 clinical trial.

We may face competition to enroll BPH patients in our ongoing and planned Phase 3 clinical trials from other clinical trials for other sponsors including potential competitors. Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. Delays in enrollment in our ongoing and planned Phase 3 clinical trials of PRX302 would result in delays in our ability to pursue regulatory approval of PRX302.

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

We expect to rely upon multiple CROs to conduct and oversee our ongoing and planned Phase 3 clinical trials for PRX302. If any of our CROs does not meet our deadlines or otherwise conduct the trials as required or if any CRO experiences regulatory compliance issues we may not be able to obtain regulatory approval for or commercialize our product candidate when expected or at all.

We have entered into agreements with multiple CROs for our first Phase 3 clinical trial of PRX302. We also rely upon medical institutions, clinical investigators and contract laboratories to conduct our trials in accordance with our clinical protocols and in accordance with applicable legal and regulatory requirements. These third parties play a significant role in the conduct of these trials and the subsequent collection and analysis of data from the clinical trials. There is no guarantee that any such third party will devote adequate time and resources to our clinical trial. If any of our CROs or any other third parties upon which we rely for administration and conduct of our clinical trials do not successfully carry out their contractual duties or obligations or fail to meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or if they otherwise perform in a substandard manner, our clinical trials may be extended, delayed, suspended or terminated, and we may not be able to complete development of and ultimately obtain approval for and successfully commercialize PRX302. We will rely heavily on these third parties for the execution of our ongoing and planned Phase 3 clinical trials and will control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on CROs does not relieve us of our regulatory responsibilities.

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

If any of our clinical trial sites terminates for any reason, we may experience the loss of follow-up information on patients enrolled in our ongoing clinical trial unless we are able to transfer the care of those patients to another qualified clinical trial site. Further, if our relationship with any of our CROs is terminated, we may be unable to enter into arrangements with alternative CROs on commercially reasonable terms, or at all.

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

We face significant competition from other pharmaceutical and biotechnology companies and from minimally invasive surgical therapies and surgical alternatives, and our operating results will suffer if we fail to compete effectively.

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

The availability and price of our competitors’ products and procedures could limit the demand, and the price we are able to charge, for PRX302. We will not successfully execute on our business objectives if the market acceptance of PRX302 is inhibited by price competition, if physicians are reluctant to switch from existing products or procedures to PRX302 or if physicians switch to other new products or surgeries or choose to reserve PRX302 for use in limited patient populations. In addition, established pharmaceutical companies may invest heavily to accelerate discovery and development of novel compounds or to in-license and develop novel compounds that could make PRX302 obsolete.

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

Any regulatory approvals that we obtain for our product candidate may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including post-marketing studies and clinical trials and surveillance to monitor the safety and efficacy of the product candidate. In addition, if the FDA or a comparable foreign regulatory authority, like the EMA, approves a product candidate, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export, tracking and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs for marketed drugs and drugs used in clinical trials and GCPs for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

Moreover, the recently enacted federal Drug Supply Chain Security Act, imposes new obligations on manufacturers of pharmaceutical products, among others, related to product tracking and tracing. Among the requirements of this new federal legislation, manufacturers will be required to provide certain information regarding the drug product to individuals and entities to which product ownership is transferred, label drug product with a product identifier, and keep certain records regarding the drug product. Further, under this new legislation, manufacturers will have drug product investigation, quarantine, disposition, and notification responsibilities related to counterfeit, diverted, stolen, and intentionally adulterated products, as well as products that are the subject of fraudulent transactions or which are otherwise unfit for distribution such that they would be reasonably likely to result in serious health consequences or death.

We will need to increase the size of our organization and the scope of our outside vendor relationships, and we may experience difficulties in managing growth.

As of December 31, 2013 we had eight full-time employees and one-part time employee. In addition, we have engaged part-time individual consultants to assist us with establishing accounting systems, managing vendors and CROs, project management, regulatory compliance and business development. We will need to expand our managerial, operational, financial and other resources in order to manage our operations and clinical trials, continue our research and development activities, and commercialize our product candidate. Our management and scientific personnel, systems and facilities currently in place may not be adequate to support our future growth. Our need to effectively manage our operations, growth and various projects requires that we:

•	manage our clinical trials effectively, including our two planned Phase 3 clinical trials of PRX302;

•	manage our internal development efforts effectively while carrying out our contractual obligations to licensors, contractors and other third parties;

•	continue to improve our operational, financial and management controls and reporting systems and procedures;

•	attract and retain sufficient numbers of talented employees; and

•	manage our regulatory compliance oversight and infrastructure.

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

We rely on third parties to manufacture PRX302 and an ingredient used in the diluent used to administer PRX302, and we intend to rely on third parties to manufacture commercial supplies of PRX302, if and when it is approved. The development and commercialization of PRX302 could be stopped or delayed if any such third party fails to provide us with sufficient quantities of the product or the diluent or fails to do so at acceptable quality levels or prices or fails to maintain or achieve satisfactory regulatory compliance.

We do not currently have nor do we plan to acquire the infrastructure or capability internally to manufacture our clinical drug supplies for use in the conduct of our clinical trials, and we lack the resources and the capability to manufacture PRX302 on a clinical or commercial scale. Instead, we rely on our third-party manufacturing partner, Boehringer Ingleheim RCV GmbH & Co KG, or BI, located in Austria, for the production of PRX302 and BI Germany for fill and testing services pursuant to an agreement which we entered into in 2011. BI currently procures an ingredient used in the formulation of PRX302 from a multinational industrial biotech company which is a single source supplier, on a purchase order basis. The facilities used by our third-party manufacturer to manufacture PRX302 and any other potential product candidates that we may develop in the future must be approved by the applicable regulatory authorities, including the FDA, pursuant to inspections that will be conducted after we submit our BLA to the FDA. We do not control the manufacturing processes of BI and are currently completely dependent on BI for the production of PRX302 in accordance with cGMPs, which include, among other things, quality control, quality assurance and the maintenance of records and documentation.

Although we have entered into an agreement for the manufacture of clinical supplies and initial commercial supplies of PRX302, BI may not perform as agreed, may be unable to comply with these cGMP requirements and with FDA, state and foreign regulatory requirements or may terminate its agreement with us. Moreover, we have not entered into a commercial supply agreement with BI and BI has not demonstrated that it will be capable of manufacturing PRX302 on a large commercial scale. Further, if our single source provider is unable to or decides to no longer supply BI or us with an ingredient for the diluent, we could experience delays in obtaining product for clinical trials until we procured another source or until we reformulate the product. Reformulation could result in significant further delays as we would be required to conduct additional clinical trials.

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

If we were to experience an unexpected loss of PRX302 supply, we could experience delays in our ongoing and planned Phase 3 clinical trials as BI would need to manufacture additional PRX302 and would need sufficient lead time to schedule a manufacturing slot. This is due to the fact that, given its nature, PRX302 cannot be manufactured in the BI facility at the same time as other biologics.

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

Any adverse developments affecting clinical or commercial manufacturing of our products may result in shipment delays, inventory shortages, lot failures, product withdrawals or recalls, the need to reformulate our product or other interruptions in the supply of our products. We may also have to take inventory write-offs and incur other charges and expenses for products that fail to meet specifications, undertake costly remediation efforts or seek more costly manufacturing alternatives. Accordingly, failures or difficulties faced at any level of our supply chain could materially adversely affect our business and delay or impede the development and commercialization of any of our products or product candidates and could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

If PRX302 is approved but fails to attain market acceptance by physicians, patients, health care payers, or the medical community, we may not be able to generate significant revenue to achieve or sustain profitability, which would have a material adverse effect on our business, prospects, financial condition and results of operations.

Coverage and reimbursement may not be available, or may be available at only limited levels, for PRX302, which could make it difficult for us to sell PRX302 profitably.

Market acceptance and sales of PRX302 will depend in large part on global reimbursement policies and may be affected by future healthcare reform measures, both in the United States and other key international markets. Patients who are prescribed medicine for the treatment of their conditions generally rely on third party payers to reimburse all or part of the costs associated with their prescription drugs. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products. Therefore, successful commercialization of our product will depend in part on the availability of governmental and third-party payer reimbursement for the cost of PRX302 and/or payment to the physician for administering PRX302. In the United States, no uniform policy of coverage and reimbursement for drug products exists among third-party payers. Therefore, coverage and reimbursement for drug products can differ significantly from payer to payer. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payer separately, with no assurance that coverage and adequate reimbursement will be obtained. One third-party payer’s decision to cover a particular medical product or service does not assure that other payers will also provide coverage for the medical product or service, or to provide coverage at an adequate reimbursement rate. As a result, the coverage determination process will require us to provide scientific and clinical support for the use of our products to each payer separately, with no assurance that adequate coverage and reimbursement will be obtained. Further, a third-party payer’s decision to provide coverage for a medical product or service does not imply that an adequate reimbursement rate will be approved. The market for our product candidates will depend significantly on access to third-party payers’ formularies, or lists of treatments for which third-party payers provide coverage and reimbursement.

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

Certain countries have a very difficult reimbursement environment and we may not obtain reimbursement or pricing approval, if required, in all countries where we expect to market a product, or we may obtain reimbursement approval at a level that would make marketing a product in certain countries not viable

We expect to experience pricing pressures in connection with the sale of PRX302, if approved, and any other products that we may develop, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative proposals. If we fail to successfully secure and maintain adequate coverage and reimbursement for our products or are significantly delayed in doing so, we will have difficulty achieving market acceptance of our products and expected revenue and profitability which would have a material adverse effect on our business, prospects, financial condition and results of operations.

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

Our employees, independent contractors, consultants, commercial partners and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements and insider trading.

We are exposed to the risk of fraud or other illegal activity by our employees, independent contractors, consultants, commercial partners and vendors. Misconduct by these parties could include intentional, reckless and/or negligent conduct that fails to: comply with the laws of the FDA and other similar regulatory bodies; provide true, complete and accurate information to the FDA and other similar regulatory bodies; comply with manufacturing standards we have established; comply with federal and state healthcare fraud and abuse laws and other similar foreign fraudulent misconduct laws; or report financial information or data accurately or disclose unauthorized activities to us. These laws may impact, among other things, our activities with principal investigators and research subjects, as well as our sales, marketing and education programs. In particular, the promotion, sales, and marketing of health care items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Misconduct could also involve the improper use or disclosure of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. Additionally, we are subject to state and foreign equivalents of each of the healthcare laws described above, some of which may be broader in scope and may apply regardless of the payer.

We have adopted a Code of Business Conduct and Ethics, but it is not always possible to identify and deter misconduct, and the precautions we take to detect and prevent inappropriate conduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws. Efforts to ensure that our business arrangements will comply with applicable healthcare laws may involve substantial costs. It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgement, individual imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations. Defending against any such actions can be costly, time-consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired.

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

Risks Related to Our Financial Position and Capital Requirements

We will need to obtain additional financing to complete the development and commercialization of PRX302 and to repay existing debt and we may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our development program or commercialization efforts.

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

We expect that our existing cash, together with interest thereon, will be sufficient to fund our operations for at least the next 12 months. However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. For example, our ongoing or planned Phase 3 clinical trial may encounter technical, enrollment or other issues that could cause our development costs to increase more than we expected. In any event, we expect that we will require additional capital to complete development of PRX302, including completion of both of our planned Phase 3 clinical trials, and to obtain regulatory approval of and to commercialize PRX302.

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

We have incurred significant operating losses since our inception and anticipate that we will continue to incur losses for the foreseeable future.

We have a limited operating history and we have financed our operations primarily through equity and debt financings and have incurred significant operating losses since our inception. We had a net loss of $11.1 million, $21.2 million, and $14.2 million during the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, we had an accumulated deficit of $84.8 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our shareholders’ deficit and working capital. Our losses have resulted principally from costs incurred in our research activities for PRX302. We anticipate that our operating losses will substantially increase over the next several years as we continue development of PRX302, including the conduct of our ongoing and planned Phase 3 clinical trials. In addition, if we obtain regulatory approval of PRX302, we may incur significant sales and marketing expenses and outsourced manufacturing expenses, as well as continued development expenses. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or whether or when we will become profitable.

We have not generated any product revenue and may never become profitable.

Our ability to become profitable depends upon our ability to develop and commercialize PRX302. To date, other than the upfront payment we received from Kissei and the $5.0 million milestone payment we received in April 2013 from Kissei for the achievement of development milestones, we have not generated any revenue from PRX302 and we do not know when, or if, we will generate any future revenue. Our ability to generate future revenue depends on a number of factors, including:

•	successfully completing our ongoing and planned Phase 3 clinical trials for PRX302;

•	obtaining U.S. and/or foreign regulatory approvals for PRX302;

•	manufacturing commercial quantities of PRX302 at acceptable costs levels if regulatory approvals are received;

•	achieving broad market acceptance of PRX302 in the medical community and with third-party payors and patients; and

•	creating an internal commercial infrastructure or identifying and entering into one or more strategic collaborations to effectively market and sell PRX302.

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

We may seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing shareholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our shareholders. Debt financings may be coupled with an equity component, such as warrants to purchase shares, which could also result in dilution of our existing shareholders’ ownership. The incurrence of indebtedness would result in increased fixed payment obligations and could also result in certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, or grant licenses on terms that are not favorable to us.

We have broad discretion in the use of the net proceeds from our initial public offering and may not use them effectively.

Our management has broad discretion in the application of the net proceeds from our initial public offering, or IPO. Because of the number and variability of factors that will determine our use of the net proceeds from our IPO, their ultimate use may vary substantially from their currently intended use. Our management may not apply our cash from our IPO in ways that ultimately increase the value of any investment in our securities. The failure by our management to apply these funds effectively could harm our business. We have invested the net proceeds from our IPO in short-term, investment-grade, interest-bearing securities. These investments may not yield a favorable return to our shareholders. If we do not invest or apply our cash in ways that enhance shareholder value, we may fail to achieve expected financial results, which could cause the price of our common shares to decline.

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and share price.

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

At December 31, 2013, we had $14.8 million of cash and cash equivalents and $33.3 million in securities available-for-sale. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents since December 31, 2013, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Further dislocations in the credit market may adversely impact the value and/or liquidity of cash equivalents owned by us.

Fluctuations in foreign currency exchange rates could result in changes in our reported revenues and earnings.

We currently incur expenses denominated in foreign currencies, specifically in connection with our manufacturing and supply agreement with Boehringer Ingelheim RCV GmbH & Co KG for the manufacture of PRX302, for which payments are denominated in euro. In addition, we expect that we will utilize numerous clinical trial sites as part of our first Phase 3 clinical trial for PRX302 which will be located in various countries outside of the United States. We expect that these clinical trial sites will invoice us in the local currency of the site. We do not engage in foreign currency hedging arrangements for our accounts payable, and, consequently, foreign currency fluctuations may adversely affect our earnings. During the year ended December 31, 2013 and 2012, 36.2% and 38.2%, respectively, of our operating expenses were denominated in currencies other than the U.S. dollar. Going forward we anticipate that our sales and expenses, if any, will be denominated in the local currency of the country in which they occur. We may decide to manage this risk by hedging our foreign currency exposure, principally through derivative contracts. Even if we decide to enter into such hedging transactions, we cannot be sure that such hedges will be effective or that the costs of such hedges will not exceed their benefits. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the euro, could result in material amounts of cash being required to settle the hedge transactions or could adversely affect our financial results.

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

Risks Related to Ownership of Our Common Shares

U.S. holders of our shares may suffer adverse tax consequences if we are characterized as a passive foreign investment company after 2012.

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

The financial reporting obligations of being a public company require significant company resources and management attention.

We are subject to the public company reporting obligations under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the rules and regulations regarding corporate governance practices, including those under the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, and the listing requirements of the NASDAQ Global Market. As a result, we have incurred, and will continue to incur, significant legal, accounting and other expenses that we did not incur as a private company, particularly after we are no longer an “emerging growth company” as defined in the JOBS Act. Further, the need to establish the corporate infrastructure demanded of a public company may divert management’s attention from implementing our growth strategy. We have made, and will continue to make, changes to our corporate governance standards, disclosure controls and financial reporting and accounting systems to meet our reporting obligations. Any changes that we make to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all, which could subject us to delisting of our common shares, fines, sanctions and other regulatory action and potentially civil litigation. In addition, we incur significant legal, accounting, reporting and other expenses in order to maintain a listing on the NASDAQ Global Market. These expenses relate to, among other things, the obligation to present financial information according to U.S. GAAP in the United States. We are also required to comply with certain disclosure and filing requirements under applicable securities laws in Canada as a reporting issuer in certain provinces.

The price of our common shares is likely to be highly volatile, and you could lose all or part of your investment.

Prior to our recently completed IPO, there was no public market for our common shares in the United States. The trading price of our common shares is likely to be volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the other risk factors discussed in this section, these factors include:

•	the commencement, enrollment or results of our ongoing and planned Phase 3 clinical trials of PRX302 or any future clinical trials we may conduct, or changes in the development status of PRX302;

•	any adverse development or perceived adverse development with respect to the FDA’s review of our plan for our two Phase 3 clinical trials, or delay in our submission of a BLA to the FDA for PRX302;

•	unanticipated serious safety concerns related to the use of PRX302;

•	adverse regulatory decisions, including failure to receive regulatory approval for PRX302;

•	our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;

•	our ability to obtain resources for us and our clinical trial programs on our desired schedule;

•	inability to obtain adequate commercial supply for any approved product or inability to do so at acceptable prices;

•	developments concerning our commercial partners, including but not limited to, those with manufacturers;

•	competition from existing technologies and products or new technologies and products that may emerge;

•	announcements of significant acquisitions, strategic partnerships, joint ventures, new products, capital commitments or other events by us or our competitors;

•	the inability to establish collaborations or termination of a collaboration;

•	actual or anticipated variations in our quarterly operating results;

•	failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;

•	our cash position;

•	announcement or expectation of additional financing efforts;

•	issuances of debt or equity securities;

•	our inability to successfully enter new markets or develop additional product candidates;

•	actual or anticipated fluctuations in our competitors’ operating results or changes in their growth rate;

•	sales of our common shares by us, or our shareholders in the future;

•	trading volume of our common shares on the NASDAQ Global Market and price;

•	market conditions in our industry;

•	overall performance of the equity markets and general political and economic conditions;

•	introduction of new products or services by us or our competitors;

•	additions or departures of key management, scientific or other personnel;

•	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities or industry analysts;

•	changes in the market valuation of similar companies;

•	disputes or other developments related to intellectual property and other proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies and product candidates;

•	changes in laws or regulations and policies applicable to product candidates, including but not limited to clinical trial requirements for approvals;

•	changes in accounting practices;

•	significant lawsuits, including patent or shareholder litigation; and

•	other events or factors, many of which are beyond our control.

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

Sales of a substantial number of our common shares in the public market by our existing shareholders could cause our share price to fall.

Sales of a substantial number of our common shares in the public market or the perception that these sales might occur, could depress the market price of our common shares and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common shares.

Certain holders of our common shares are entitled to rights with respect to the registration of their shares under the Securities Act of 1933, as amended, or the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by our affiliates as defined in Rule 144 under the Securities Act. Any sales of securities by these shareholders could have a material adverse effect on the trading price of our common shares.

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

Pursuant to our equity incentive plan, our management is authorized to grant options to our employees, directors and consultants. The number of shares available for future grant under our plan is equal to 10% of all shares of our issued and outstanding common shares at any time. Currently, the number of shares available for issuance under our equity incentive plan each year automatically increases when we issue additional common shares. If our board of directors elects to grant additional options each year our shareholders may experience additional dilution, which could cause our share price to fall.

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

We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common shares less attractive to investors.

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

Our authorized preferred shares are available for issuance from time to time at the discretion of our board of directors, without shareholder approval. Our articles grant our board of directors the authority, subject to the BCBCA, to determine the special rights and restrictions granted to or imposed on any unissued series of preferred shares, and those rights may be superior to those of our common shares.

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

The material differences between the BCBCA as compared to the Delaware General Corporation Law, or the DGCL, which may be of most interest to shareholders include the following: (i) for material corporate transactions (such as mergers and amalgamations, other extraordinary corporate transactions, amendments to our articles) the BCBCA generally requires two-thirds majority vote by shareholders, whereas DGCL generally only requires a majority vote of shareholders for similar material corporate transactions; (ii) the quorum for shareholders meetings is not prescribed under the BCBCA and is only two persons representing 5% of the issued shares under our articles, whereas under DGCL, quorum requires a minimum of one-third of the shares entitled to vote to be present and companies’ certificates of incorporation frequently require a higher percentage to be present; (iii) under the BCBCA a holder of 5% or more of our common shares can requisition a special meeting at which any matters that can be voted on at our annual meeting can be considered, whereas the DGCL does not give this right; (iv) our articles require two-thirds majority vote by shareholders to pass a resolution for one or more directors to be removed, whereas DGCL only requires the affirmative vote of a majority of the stockholders; however, many public company charters limit removal of directors to a removal for cause; and (v) our articles may be amended by resolution of our directors to alter our authorized share structure, including to (a) consolidate or subdivide any of our shares and (b) create additional classes or series of shares, whereas under DGCL, a majority vote by shareholders is generally required to amend a corporation’s certificate of incorporation and a separate class vote may be required to authorize alterations to a corporation’s authorized share structure. We cannot predict if investors will find our common shares less attractive because of these material differences. If some investors find our common shares less attractive as a result, there may be a less active trading market for our common shares and our share price may be more volatile.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate headquarters are located in San Diego, California. The facility we lease encompasses approximately 3,062 square feet of office space. The lease for this facility expires in May 2017. We believe that our facility is sufficient to meet our needs and that suitable additional space will be available as and when needed.

Item 3.	Legal Proceedings

We are not currently party to any material legal proceedings.

Item 4.	Mine Safety Disclosures

None.

Part II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are currently traded on the NASDAQ Global Market, or NASDAQ, under the symbol “SPHS.” Prior to our initial public offering on the NASDAQ on August 16, 2013 we were traded on the Toronto Stock Exchange, or TSX, under the symbol “SHS.” For the period from August 16, 2013 to November 13, 2013 we were dual listed on both the NASDAQ and the TSX. Effective November 13, 2013, we voluntarily delisted our common shares from the TSX.

The following table sets forth the high and low sales prices for our common shares for the period January 1, 2012 through November 13, 2013, on the TSX, quoted in Canadian Dollars and August 16, 2013 through December 31, 2013 on NASDAQ, quoted in United States Dollars. The high and low sales prices below reflect the 52-for-1 reverse share consolidation which was effected on August 9, 2013.

	NASDAQ		TSX
	US$	US$	CND$	CND$
2012	High	Low	High	Low
First Quarter	—	—	$21.32	$15.60
Second Quarter	—	—	24.96	16.64
Third Quarter	—	—	20.80	15.60
Fourth Quarter	—	—	16.64	11.96
2013
First Quarter	—	—	$14.56	$8.84
Second Quarter	—	—	18.20	11.44
Third Quarter (commencing August 16, 2013 for NASDAQ)	$5.66	$4.15	14.82	4.30
Fourth Quarter (ending November 13, 2013 for TSX)	4.76	3.55	4.85	4.48

Holders of Record

As of February 28, 2014, there were approximately 32 shareholders of record of our common shares, which included Cede & Co., a nominee for Depository Trust Company, or DTC, and CDS & Co., a nominee for The Canadian Depository for Securities Ltd., or CDS. Common shares that are held by financial institutions as nominees for beneficial owners are deposited into participant accounts at either DTC or CDS, and are considered to be held of record by Cede & Co. or CDS & Co. as one shareholder.

Dividends

We have not paid any cash dividends on our common shares since inception and do not anticipate paying cash dividends in the foreseeable future. We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business. Our Oxford Loan contains a negative covenant which prohibits us from paying dividends without the prior written consent of Oxford Finance LLC.

Securities Authorized for Issuance under Equity Compensation Plans

Information about our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.

Use of Proceeds

On August 16, 2013, we commenced our initial public offering on the NASDAQ pursuant to a Registration Statement on Form S-1 (File No. 333-186724) that was declared effective by the Securities and Exchange Commission on August 16, 2013 and that registered our common shares with a maximum aggregate offering price of $74.8 million. On August 23, 2013, we sold 13,000,000 of our common shares to the public at a price of $5.00 per share for an aggregate gross offering price of $65 million. The offering has now terminated, and consequently we may not sell under the registration statement the 1,950,000 shares which were previously subject to a 30-day option in favor of the underwriters of the offering.

Citigroup Global Markets Inc. and Leerink Swann LLC. acted as joint booking-running managers for the offering and Stifel, Nicolaus & Company, Incorporated and Lazard Capital Markets LLC served as co-managers for the offering.

The underwriting discounts and commissions in connection with the offering totaled $4.6 million. We incurred additional costs of $3.4 million in offering expenses, which when added to the underwriting discounts and commissions paid by us, amounted to total fees and costs of $8.0 million. Thus, the net offering proceeds to us, after deducting underwriting discounts and commissions and offering costs, were $57.0 million. No offering costs were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10% or more of any class of our equity securities or to any other affiliates.

As of December 31, 2013, we have utilized $5.4 million of the net proceeds from our IPO to fund activities associated with our first Phase 3 clinical trial for PRX302, $1.2 million for general corporate purposes and $1.8 million for principal and interest payments on our term loan with Oxford Finance LLC.

We intend to use the remainder of the net proceeds to complete the first Phase 3 clinical trial of PRX302 and to fund other ongoing clinical development of PRX302, in addition to making monthly principal and interest payments on our term loan with Oxford Finance LLC through 2014, in accordance with the terms of the Loan and Security Agreement dated July 15, 2011, as amended. We will use any remaining proceeds from the offering for general corporate purposes. The amounts and timing of actual expenditures depend on numerous factors, including the ongoing status of and results from clinical trials as well as any unforeseen cash needs.

Repurchases of Equity Securities

There were no repurchases of equity securities during the fourth quarter of 2013.

Stock Performance Graph and Cumulative Total Return(1)

The graph below shows the cumulative total stockholder return assuming the investment of $100 on January 1, 2009 through December 31, 2013 in each of (i) Sophiris Bio Inc.’s common shares, (ii) the NASDAQ Biotechnology Index and (iii) the S&P/TSX Composite Index. The comparisons in the graph below are required by the Securities and Exchange Commission, are based upon historical data, and are not indicative of, or intended to forecast, future performance of our common shares.

(1)	This section is not “soliciting material,” is not deemed “filed” with the SEC, is not subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Item 6.	Selected Financial Data

The following data has been derived from our audited financial statements, including the consolidated balance sheets at December 31, 2013 and 2012 and the related consolidated statements of operations and comprehensive loss for the three years ended December 31, 2012 and related notes appearing elsewhere in this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 2010 and 2009 and the balance sheet data as of December 31, 2011, 2010 and 2009 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. You should read the selected financial data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this Annual Report on Form 10-K

	For the Years Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues	$5,000	$—	$—	$3,000	$—
Operating expenses:
Research and development	10,279	13,523	8,660	4,785	4,924
General and administrative	4,511	5,685	4,635	2,558	2,117

Total operating expenses	14,790	19,208	13,295	7,343	7,041

Loss from operations	(9,790)	(19,208)	(13,295)	(4,343)	(7,041)
Other income (expense):
Interest income (expense), net	(1,308)	(1,880)	(895)	24	41
Gain on revaluation of warrant liability	689	—	—	—	—
Other income (expense), net	(240)	(106)	(11)	221	43

Total other income (expense)	(859)	(1,986)	(906)	245	84

Net loss before income tax expense	(10,649)	(21,194)	(14,201)	(4,097)	(6,957)
Income tax expense	(500)	—	—	(315)	—

Net loss	$(11,149)	$(21,194)	$(14,201)	$(4,412)	$(6,957)

Basic and diluted net loss per common share(1) (2)	$(1.39)	$(6.94)	$(6.05)	$(2.37)	$(4.46)

Weighted average shares used to calculate net loss per common share (1) (2)	8,029	3,054	2,345	1,861	1,561

(1)	See Note 3 of our Notes to the Consolidated Financial Statements for an explanation of the method used to calculate the basic and diluted net loss per common share and the number of shares used in the computation of the per share amounts.
(2)	Reflects the 52-for-1 share consolidation of our common shares.

Consolidated Balance Sheet Data:

	As of December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Cash, cash equivalents and securities available-for-sale	$48,149	$9,721	$23,410	$12,381	$1,682
Working capital	41,267	815	17,944	10,750	778
Total assets	51,892	11,529	24,800	13,255	2,653
Promissory notes, including current portion	6,877	12,021	14,702	—	—
Warrant liability	883	—	—	—	—
Stock-based compensation liability	202	—	—	—	—
Accumulated deficit	(84,847)	(73,698)	(52,504)	(38,303)	(33,891)
Total shareholders’ equity (deficit)	40,279	(5,105)	6,997	11,295	1,496

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with “Item 8. Financial Statements and Supplementary Data” included below in this Annual Report on Form 10-K. Operating results are not necessarily indicative of results that may occur in future periods.

This discussion and analysis contains forward-looking statements that involve a number of risks, uncertainties and assumptions. Actual events or results may differ materially from our expectations. Important factors that could cause actual results to differ materially from those stated or implied by our forward-looking statements include, but are not limited to, those set forth in “Item 1A. Risk Factors” in this Annual Report on Form 10-K. All forward-looking statements included in this Annual Report on Form 10-K are based on information available to us as of the time we file this Annual Report on Form 10-K and, except as required by law, we undertake no obligation to update publicly or revise any forward-looking statements.

All dollar amounts are expressed in U.S. dollars unless otherwise noted. All amounts are expressed on an as-converted from Canadian dollar to U.S. dollar basis are calculated using the conversion rate as of December 31, 2013 unless otherwise noted.

Overview

Background

We are a clinical-stage biopharmaceutical company focused on developing innovative products for the treatment of urological diseases. We are headquartered in San Diego, California and our common shares currently trade on the NASDAQ Global Market. As of November 13, 2013, we voluntarily delisted from the Toronto Stock Exchange. We are currently developing PRX302 as a treatment for the symptoms of benign prostatic hyperplasia, or BPH, commonly referred to as an enlarged prostate. PRX302 is designed to be a convenient treatment that is safer and less invasive than surgery and more effective and better tolerated than currently approved pharmaceutical therapies. In our Phase 2b clinical trial, we saw significant symptom relief from a single treatment of PRX302 that was sustained throughout the follow-up period of 12 months, and there were no drug-related erectile dysfunction or cardiovascular side effects reported. In 2009, we licensed exclusive rights to PRX302 from UVIC Industry Partnerships Inc., or UVIC, and The Johns Hopkins University, or Johns Hopkins, for the treatment of the symptoms of BPH. In April 2010, we entered into an exclusive license agreement with Kissei Pharmaceuticals Co., Ltd., or Kissei, pursuant to which we granted Kissei the right to develop and commercialize PRX302 in Japan for the treatment of the symptoms of BPH, prostate cancer, prostatitis or other diseases of the prostate.

On October 28, 2013, we announced that enrollment had begun and the first patients had been dosed in a Phase 3 trial of PRX302 (topsalysin) as a treatment for lower urinary tract symptoms of BPH. The Phase 3 international, multi-center study, called the PLUS-1 study, will enroll approximately 440 patients. The randomized, double-blind and vehicle-controlled study will assess the safety and efficacy of a single intraprostatic injection of PRX302 (0.6 µg/g prostate) for the treatment of BPH. The primary endpoint is the International Prostate Symptom Score (IPSS) total score change from baseline over 52 weeks. Secondary endpoints include Qmax change from baseline (maximum urine flow) over 52 weeks.

Kissei Pharmaceuticals License Agreement

In April 2010, we received an up-front payment of $3.0 million from Kissei under our license agreement. During the year ended December 31, 2013, we recorded as revenue a $5.0 million non-refundable milestone payment received in April 2013 from Kissei upon the achievement of certain development activities, as such milestone had been achieved during this period. We are eligible to receive additional milestone payments of up to $67.0 million upon our achievement of specified development, regulatory and commercial milestones separated among the indications of BPH, prostate cancer, and prostatitis or other diseases of the prostate, as well as the achievement of overall accumulated gross sales levels for such indications. The additional $67.0 million of non-refundable milestone payments is comprised as follows: aggregate milestone payments of $12.0 million are related to the BPH indication, of which, $7.0 million relates to the completion of regulatory approvals and $5.0 million relates to the achievement of certain product sale goals; a total of $21.0 million is related to the prostate cancer indication, of which $7.0 million relates to the completion of development activities, $7.0 million relates to the completion of regulatory approvals and $7.0 million relates to the achievement of certain product sale goals; and a total of $21.0 million is related to prostatitis or other diseases of the prostate, of which $7.0 million relates to the completion of development activities, $7.0 million relates to the completion of regulatory approvals and $7.0 million relates to the achievement of certain product sale goals. An additional $13.0 million of aggregate milestone payments are not indication specific, of which $5.0 million relates to the completion of regulatory approvals and $8.0 million relates to the achievement of certain product sale goals. In addition, we may receive a drug supply fee and royalty payments in the 20-29% range as a percentage of future net sales of licensed products sold under the agreement. Kissei is not currently studying PRX302 for the treatment of BPH, prostate cancer, prostatitis or other diseases of the prostate.

PRX302 License Agreement for BPH

In 2009, we licensed exclusive rights to PRX302 under an agreement with UVIC and Johns Hopkins with respect to the use of PRX302 for the treatment of the symptoms of BPH and other non-cancer diseases and conditions of the prostate, with the exception of prostate cancer. The license agreement requires us to make payments of CND$1.3 million, or $1.2 million, as converted, on the achievement of certain clinical and regulatory milestones and to pay royalties on commercial sales of resulting products. During the year ended December 31, 2013, we expensed a $0.1 million milestone payment due under the license agreement upon the completion of our last Phase 2b clinical trial prior to commencing a Phase 3 clinical trial. This amount was recorded as research and development expense. In addition, in the second quarter of 2013 we paid UVIC and Johns Hopkins a sub-license royalty of $0.4 million payable under the license agreement associated with our $5.0 million milestone payment from Kissei. This amount was recorded as a component of research and development expense.

From the inception of the agreement, we have incurred sub-license fees of $0.6 million and milestone payments of $0.1 million under this agreement.

PRX302 License Agreement for Prostate Cancer

In 2004, we licensed exclusive rights to PRX302 for the treatment of prostate cancer under an agreement with UVIC and Johns Hopkins. We have agreed to make cumulative milestone payments over the lifecycle of PRX302 of up to CND$3.6 million, or $3.4 million, as converted, on the achievement of certain clinical and regulatory milestones and to pay royalties on commercial sales of resulting products. From the inception of the agreement, we have paid milestone payments of CND$0.1 million, or $0.1 million, applying the historical conversion rate at each payment date. We have to date completed two clinical trials in patients with prostate cancer, and we will continue to evaluate future development in this indication.

Financial Operations Overview

Revenues

Our revenues to date consist of a $3.0 million up-front payment received from Kissei in 2010 and a $5.0 million non-refundable milestone payment for our achievement of certain development activities during the year ended December 31, 2013. We have no products approved for sale, and we have not generated any revenues from product sales.

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

We expense research and development costs as incurred. We account for nonrefundable advance payments for goods and services that will be used in future research and development activities as expenses when the service has been performed or when the goods have been consumed. Since our inception in January 2002 through December 31, 2013, we have incurred a total of $59.9 million in research and development expenses.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation, related to our executive, finance, business development, market research and support functions. Other general and administrative expenses include allocated facility-related costs not otherwise included in research and development expenses, travel expenses, market research expenses and professional fees for auditing, tax and legal services. We expect that general and administrative expenses will increase in the future as we expand our operating activities and incur additional costs associated with being a U.S. publicly traded company. These increases will likely include professional fees and directors’ and officers’ liability insurance premiums.

Interest Income (Expense), Net

We earn interest income from interest-bearing cash and investment accounts. Interest expense primarily represents interest payable to Oxford, accretion of our debt discount and amortization of our issuance costs associated with our Oxford Loan.

Gain on Revaluation of Warrant Liability

Sophiris Bio Inc. changed its functional currency from the Canadian dollar to the U.S. dollar subsequent to the completion of our initial public offering on the NASDAQ effective August 16, 2013.

Upon the change in functional currency, the Company calculates the fair value of its warrants with exercise prices in Canadian dollars utilizing the Black Scholes pricing model and classified this fair value as a long term liability in accordance with Accounting Standards Codification, or ASC, 815, “Derivatives and Hedging”. At each reporting period subsequent to August 16, 2013, we adjust the fair value of the warrant liability and any corresponding increase or decrease to the warrant liability will be recorded as a component of other income (expense) on the consolidated statement of operations and comprehensive loss.

Other Income (Expense), Net

Other income (expense), net consists primarily of foreign exchange gains and losses and on occasion income or expense of an unusual nature. Foreign exchange gains and losses result from the settlement of foreign currency transactions and from the remeasurement of monetary assets and liabilities denominated in currencies other than our functional currency.

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

While our significant accounting policies are described in the notes to our consolidated financial statements appearing at the end of this Annual Report on Form 10-K, we believe that the following accounting policies are critical to understanding and evaluating our reported financial results.

Foreign Currency

Functional Currency

Historically the functional currency of Sophiris Bio Inc. has been the Canadian dollar and the functional currency of Sophiris Bio Corp. and Sophiris Bio Holding Corp. has been the U.S. dollar. Subsequent to the completion of the our initial public offering on the NASDAQ Global Market we reviewed the underlying indicators of the primary economic environment in which Sophiris Bio Inc. operates. Based upon this review, we have determined that the functional currency of Sophiris Bio Inc. has changed from the Canadian dollar to the U.S. dollar effective August 16, 2013, the date of our U.S. initial public offering.

Historically, we issued common share warrants in connection with the issuance of common share through private placements with exercise prices denominated in Canadian dollars. Upon the issuance of these warrants, we allocated the net proceeds to common share and warrants based on their relative fair values, and calculated the fair value of the issued common share warrants utilizing the Black-Scholes option-pricing model. The allocated fair value was then recorded as Common Share Purchase Warrants within shareholders’ equity on the consolidated balance sheet. The fair value was not remeasured in periods subsequent to the date of issuance.

The change in the functional currency of Sophiris Bio Inc. to the U.S. dollar effective August 16, 2013 affects how we account for our previously issued warrants which have exercise prices denominated in Canadian dollars, a currency that is no longer our functional currency. Upon the change in functional currency, we calculated the fair value of our warrants with exercise prices in Canadian dollars as $1.6 million utilizing the Black-Scholes pricing model and recorded this fair value as a long term liability in accordance with Accounting Standards Codification, or ASC, 815, “Derivatives and Hedging”. The fair value of $1.6 million was deducted from the original fair value calculated on the issuance date of the warrants. The issuance date fair value in excess of the $1.6 million was reclassified to Contributed Surplus. At each reporting period subsequent to August 16, 2013, we adjust the fair value of the warrant liability and any corresponding increase or decrease to the warrant liability is recorded as a component of other income (expense) on the consolidated statement of operations and comprehensive loss. The estimated fair value is determined using the Black-Scholes option-pricing model based on the fair value of the underlying common shares at the valuation measurement date, the remaining contractual term of the warrants, risk-free interest rates, expected dividends and expected volatility of the price of the underlying common stock. At December 31, 2013 the warrant liability was revalued at $0.9 million and a gain of $0.7 million was recorded in other income (expense) in the consolidated statement of operations and comprehensive loss. The overall reduction in the fair value was directly related to a reduction in our stock price from August 16, 2013 to December 31, 2013. As our stock price fluctuates in future periods we may have significant changes to the fair value of the warrant liability which could result in material non-cash gains or losses in our consolidated statement of operations and comprehensive loss.

The following inputs were utilized in the Black-Scholes pricing model at the initial recognition date of the warrant liability, the date of the Company’s U.S. IPO, and December 31, 2013.

	Initial Recognition	December 31, 2013
Risk-free interest rate	0.72%	0.62%
Volatility	111.86%	115.09%
Dividend yield	0.00%	0.00%
Expected life in years	2.89	2.51

Transactions and Balances

Assets and liabilities denominated in foreign currencies are translated at the rate of exchange on the balance sheet date. Revenues and expenses are translated using the average exchange rate for the period. Net gains and losses resulting from the translation of liabilities payable in foreign currencies are recorded in accumulated other comprehensive gain (loss), which is a separate component of stockholders’ equity. Foreign exchange gains and losses resulting from the settlement of foreign currency transactions and from the remeasurement of monetary assets and liabilities denominated in currencies other than our functional currency are recognized in the other income (expense).

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

We evaluate milestone payments on an individual basis and recognize revenue from non-refundable milestone payments when the earnings process is complete and the payment is reasonably assured. We recognize non-refundable milestone payments related to arrangements under which we have continuing performance obligations as revenue upon achievement of the associated milestone, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement and (ii) the amount of the milestone payment is reasonable in relation to the effort expended or the risk associated with the milestone event. We record any amounts we receive under agreements in advance of performance, if deemed substantive, as deferred revenue and recognize such amount as revenue as we complete our performance obligations. A milestone event is considered substantive if (i) the milestone is commensurate with either (a) our performance to achieve the milestone or (b) the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from our performance to achieve the milestone, (ii) it relates solely to past performance and (iii) it is reasonable relative to all of the deliverables and payment terms (including other potential milestone consideration) within the arrangement. If any portion of the milestone payment does not relate to our performance, does not relate solely to past performance or is refundable or adjustable based on future performance, the milestone is not considered to be substantive. Milestone payments are not bifurcated into substantive and non-substantive components. Payments related to the achievement of non-substantive milestones are deferred and recognized over our remaining performance period.

Royalty revenue will be recognized upon the sale of the related products provided we have no remaining performance obligations under the arrangement.

Accrued Research and Development Expenses

Clinical trial costs are recorded as a component of research and development expenses. We accrue and expense clinical trial activities performed by third parties based upon estimates of the percentage of work completed over the life of the individual study in accordance with agreements established with CROs and clinical trial sites. We determine the estimates through discussions with internal clinical personnel and external service providers as to the progress or stage of completion of trials or services and the agreed-upon fee to be paid for such services. However, actual costs and timing of clinical trials are highly uncertain, subject to risks and may change depending upon a number of factors, including our clinical development plan. The process of estimating clinical trial costs may become more complex as our ongoing and planned Phase 3 clinical trials will involve larger numbers of patients and clinical sites.

Substantially all of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. Differences between actual costs of these services and the estimated costs that we have accrued in a prior period are recorded in the subsequent period in which the actual costs become known to us. Historically, these differences have not resulted in material adjustments, but such differences may occur in the future and have a material impact on our consolidated results of operations or financial position.

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

Essentially all of our research and development expenses related to PRX302 during the years ended December 31, 2013, 2012 and 2011. We recognized research and development expenses as follows (in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Clinical research and development	$7,134	$7,075	$4,690
Pre-clinical research and development	5	1,149	346
Manufacturing	2,829	5,151	3,307
Stock-based compensation expense	311	148	317

	$10,279	$13,523	$8,660

Stock-based Compensation

Equity Awards

We expense the fair value of employee stock options over the vesting period. Stock-based compensation expense is measured using the fair value of the award at the grant date, net of estimated forfeitures, and is adjusted annually to reflect actual forfeitures. The fair value of each stock-based award is estimated using the Black-Scholes valuation model and is expensed using graded vesting over the vesting period.

We recognized stock-based compensation expense as follows (in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Research and development	$311	$148	$317
General and administrative	863	528	598

Total	$1,174	$676	$915

The fair value of options granted during the year ended December 31, 2013, 2012 and 2011 were estimated at the date of grant using the following assumptions:

	For the Years Ended December 31,
	2013	2012	2011
Expected life of the option term (years)	3.9	3.9	4.5
Risk-free interest rate	0.9%	1.2%	1.9%
Dividend yield	0.0%	0.0%	0.0%
Volatility	83.8%	73.9%	74.8%
Forfeiture rate	8.1%	9.0%	8.7%

Expected Life of the Option Term – This is the period of time that the options granted are expected to remain unexercised. Options granted during the year have a maximum contractual term of five years. We estimate the expected life of the option term based on actual past behavior for similar options.

Risk-Free Interest Rate – This is the Canadian or United States Treasury rate, as applicable, for the week of each option grant during the year having a term that most closely resembles the expected life of the option.

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

Forfeiture Rate – Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We assess the forfeiture rate on an annual basis and revised the rate when deemed necessary.

Liability Awards

Historically we have issued our stock options with a Canadian dollar denominated exercise price. Subsequent to our initial public offering on the NASDAQ, we have issued our stock options with an U.S. dollar denominated exercise price.

Effective November 13, 2013, we voluntarily delisted from the Toronto Stock Exchange, or the TSX. Subsequent to November 13, 2013, our securities are being actively traded on only the NASDAQ.

As a result of the delisting from the TSX and the change in our functional currency to the U.S. dollar, stock options granted to U.S. based employees and directors with exercise prices denominated in Canadian dollars are now considered dual indexed as defined in ASC 718, Compensation, Stock Compensation. As a result of the stock options being dual indexed we are required to account for these stock options as a liability. Historically these options had been accounted for as equity. As of November 13, 2013, the date of delisting, we calculated the initial fair value of the vested awards of $163,000. This fair value was initially recorded as a deduction from Contributed Surplus. At each reporting period subsequent to November 13, 2013, the Company will adjust the fair value of the stock-based compensation liability and any corresponding increase or decrease to the stock-based compensation liability will be recorded as an adjustment to Contributed Surplus and/or compensation expense on the consolidated statement of operations and comprehensive loss but in no case will the amount of stock-based compensation expense be less than the original grant date fair value of the stock options.

The estimated fair value is determined using the Black-Scholes option-pricing model based on the fair value of the underlying common shares at the valuation measurement date, the remaining service period of the stock options, risk-free interest rates, expected dividends and expected volatility of the price of the underlying common shares. The fair value of the stock-based compensation liability was $202,000 and at December 31, 2013. As the calculated fair value of the stock options at December 31, 2013 was less than the original grant date fair value no additional compensation expense was recorded to the consolidated statement of operations and comprehensive loss. The change in the stock-based compensation liability from November 13, 2013 to December 31, 2013 of $39,000 was recorded as an adjustment to Contributed Surplus.

The following inputs were utilized in the Black-Scholes pricing model at the initial recognition date of the stock-based compensation liability, the date of the Company delisting from the Toronto Stock Exchange and December 31, 2013.

	Initial Recognition	December 31, 2013
Risk-free interest rate	0.84%	1.00%
Volatility	79.97%	94.53%
Dividend yield	0.00%	0.00%
Expected life in years	3.53	3.42

Net Operating Loss Carryforwards

As of December 31, 2013, we had Canadian and U.S. federal tax net operating loss carryforwards of $68.5 million and $0.4 million, respectively, which begin to expire in 2014 and 2033, respectively. As of December 31, 2013, we also had Canadian and U.S. federal investment tax credits of $2.9 million and $0.6 million, respectively. The Canadian and U.S. federal investment tax credits will begin to expire in 2015 and 2032, respectively.

Utilization of the U.S. federal net operating losses and credits may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of our net operating losses and credits before we can use them. We have recorded a valuation allowance for the full amount of the deferred tax asset related to our net operating loss and research and development tax credit carryforwards.

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

Results Of Operations

Comparison of the Years Ended December 31, 2013 and 2012

The following table summarizes the results of our operations for the year ended December 31, 2013 and 2012, together with the changes in those items in dollars (in thousands):

	For the Years Ended December 31,
	2013	2012	Change 2013 vs. 2012
License revenue	$5,000	$—	$5,000
Research and development expenses	10,279	13,523	(3,244)
General and administrative expenses	4,511	5,685	(1,174)
Interest income (expense), net	(1,308)	(1,880)	572
Gain on revaluation of warrant liability	689	—	689
Other income (expense), net	(240)	(106)	(134)
Income tax expense	500	—	500

License revenue. During the year ended December 31, 2013, we recorded as revenue a $5.0 million non-refundable milestone payment from Kissei upon our achievement of certain development activities, as such milestone had been achieved during this period.

Research and development expenses. Research and development expenses were $10.3 million in the year ended December 31, 2013 compared to $13.5 million in the year ended December 31, 2012. The decrease in research and development costs is attributable to the following:

•	A $1.1 million decrease in the costs associated with the Company’s pre-clinical activities, specifically a repeat dose monkey study and a rat fertility study both of which were completed in 2012;

•	A $2.3 million decrease in the costs associated with the transfer and scale-up of manufacturing activities for PRX302; and

•	A $1.6 million decrease in costs associated with the Company’s Phase 1/2 trial.

Offsetting these decreases is an increase of $1.4 million for cost associated with our Phase 3 clinical trial from the year ended December 31, 2012 to December 31, 2013, as our enrollment for this Phase 3 clinical trial began in October 2013. Research and development expenses included stock-based compensation expense of $0.3 million for the year ended December 31, 2013 as compared to $0.1 million for the year ended December 31, 2012.

General and administrative expenses. General and administrative expenses were $4.5 million in the year ended December 31, 2013 compared to $5.7 million for the year ended December 31, 2012. The decrease of $1.2 million is primarily due to a $0.8 million decrease in market research costs. General and administrative costs included stock-based compensation expense of $0.9 million for the year ended December 31, 2013 as compared to $0.5 million for the year ended December 31, 2012.

Interest income (expense), net. Interest expense, net was $1.3 million in the year ended December 31, 2013 compared to $1.9 million in the same period in 2012. This decrease resulted from a reduction in interest expense related to our promissory notes with Oxford Finance. Interest expense related to Company’s promissory notes with Oxford Finance is expected to decline over the term of the loan as the total principal outstanding on the loan is paid down. The loan will be fully repaid by November 2014.

Gain on revaluation of warrant liability. Gain on revaluation of the warrant liability was $0.7 million as of December 31, 2013. The non-cash gain is associated with the change in the fair value of our warrant liability.

Other expense, net. Other expense, net was $0.2 million for the year ended December 31, 2013 compared to $0.1 million for the year ended December 31, 2012. This change was primarily due to a $0.1 million increase from 2012 to 2013 in foreign exchange loss. These foreign exchange losses resulted from foreign currency transactions.

Income tax expense. The $5.0 million milestone payment from Kissei was subject to a 10% Japanese withholding tax. As a result, we recorded income tax expense of $0.5 million for the year ended December 31, 2013. We will be eligible to utilize the withholding tax to offset future taxes due in Canada. Generally, we would be eligible to utilize the withholding tax to offset future taxes due in Canada, thus creating a deferred tax asset. Given the uncertainty around our ability to generate future taxable income in Canada, we have expensed the withholding tax during the year ended December 31, 2013.

Comparison of the Years Ended December 31, 2012 and 2011

The following table summarizes the results of our operations for the years ended December 31, 2012 and 2011, together with the changes in those items in dollars (in thousands):

	For the Years Ended December 31,
	2012	2011	Change 2012 vs. 2011
Research and development expenses	$13,523	$8,660	$4,863
General and administrative expenses	5,685	4,635	1,050
Interest income (expense), net	(1,880)	(895)	(985)
Other income (expense), net	(106)	(11)	(95)

Research and development expenses. Research and development expenses were $13.5 million in the year ended December 31, 2012 and $8.7 million in the year ended December 31, 2011. This increase was primarily attributable to an increase of $0.4 million associated with our completed Phase 1/2 transrectal clinical trial, which began enrollment in September 2011, an increase of $2.0 million of costs associated with our first Phase 3 clinical trial and an increase of $1.8 million in our costs associated with the transfer and scale-up of manufacturing activities for PRX302 clinical trial material. Also included as a component of research and development expense during the year ended December 31, 2011 is $0.4 million for severance related costs associated with the shut-down of our Vancouver operations. The research and development expense included stock-based compensation charges of $0.1 million for the year ended December 31, 2012 as compared to $0.3 million for the year ended December 31, 2011. The decrease in the stock-based compensation charges is related to the acceleration of stock options for our former senior management team during 2011.

General and administrative expenses. General and administrative expenses were $5.7 million in the year ended December 31, 2012 and $4.6 million for the year ended December 31, 2011. Included in our general and administrative expenses for the year ended December 31, 2011 was $0.7 million of severance related costs associated with the shut-down of our Vancouver operations. Excluding the severance related costs of $0.7 million from our year ended December 31, 2011 operating results, our general and administrative expenses increased $1.8 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011. This increase primarily relates to an increase in personnel related costs associated with the build-out of our San Diego general and administrative group of approximately $0.6 million, an increase in professional fees of approximately $0.5 million and an increase in market research costs of approximately $0.6 million. Included in general and administrative expense are stock-based compensation charges of $0.5 million for the year ended December 31, 2012 compared to $0.6 million for the year ended December 31, 2011.

Interest income (expense), net. Interest expense, net was $1.9 million in the year ended December 31, 2012 and $0.9 million in the same period in 2011. This increase resulted from an increase in interest expense related to the Oxford Loan of approximately $1.0 million during the year ended December 31, 2012 compared to the year ended December 31, 2011. The Oxford Loan originated during July 2011. As such, there is an increase in interest expense related to this loan during the year ended December 31, 2012 compared to the year ended December 31, 2011.

Other expense, net. Other expense, net was $0.1 million for the year ended December 31, 2012 as compared to other income of $11,000 for the year ended December 31, 2011. This change was primarily due to a $0.1 million increase from 2011 to 2012 in foreign exchange loss. These foreign exchange losses resulted from foreign currency transactions.

Liquidity and Capital Resources

Since our inception, our operations have been primarily financed through public and private sales of our common shares and a debt financing. Since inception, we have devoted our resources to funding research and development programs, including discovery research, preclinical studies and clinical trial activities.

On August 23, 2013, we completed a U.S. public offering in which we issued 13,000,000 common shares at a price of $5.00 per share. We received $57.0 million, net of underwriters’ discounts commissions and offering costs.

At December 31, 2013, we had cash, cash equivalents and securities available-for-sale of $48.1 million and working capital of $41.3 million. We expect that our current cash, cash equivalents and securities available-for-sale as of December 31, 2013 will be sufficient to fund our operations for at least the next 12 months. The following table shows a summary of our cash flows for the years ended December 31, 2013. 2012 and 2011 (in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Net cash provided by (used in):
Operating activities	$(13,206)	$(18,836)	$(12,342)
Investing activities	(33,322)	(26)	(254)
Financing activities	51,729	4,884	23,517
Effect of exchange rate changes on cash and cash equivalents	(83)	289	108

Net increase (decrease) in cash and cash equivalents	$5,118	$(13,689)	$11,029

Operating Activities

Net cash used in operating activities decreased to $13.2 million for the year ended December 31, 2013 compared to $18.8 million for the year ended December 31, 2012. The decrease in net cash used of $5.6 million between the years ended December 31, 2012 to the year ended December 31, 2013 was due to the decrease in our net loss offset by upfront payments to our clinical research organization for our Phase 3 clinical trial. The decrease in our net loss from the year ended December 31, 2012 to the year ended December 31, 2013 is partially due to the recognition of $5.0 million in revenue from Kissei during the year ended December 31, 2013 and reduced research and development expenses in 2013 compared to 2012.

Net cash used in operating activities was $18.8 million for the year ended December 31, 2012 compared to net cash used in operating activities of $12.3 million for the year ended December 31, 2011. The increase in net cash used was primarily due to the increase in operating losses due to increase in cash payments associated with research and development activities in 2012 as compared to the same period in 2011.

Investing Activities

Net cash used in investing activities was $33.3 million for the year ended December 31, 2013, compared to $26,000 for the year ended December 31, 2012. The increase in net cash used of $33.3 million was due to the purchase of securities available-for sale from the net proceeds of the U.S. public offering.

Net cash used in investing activities during the years ended December 31, 2012 and 2011 primarily related to the purchase of property and equipment used for general operating purposes.

Financing Activities

Net cash provided by financing activities was $51.7 million, for the year ended December 31, 2013, as compared to $4.9 million for the year ended December 31, 2012. In 2013 we raised $57.0 million, net in a U.S. public offering. These funds were offset by $5.5 million of principal payments to Oxford. Net cash provided by financing activities during the year ended December 31, 2012 of $4.9 million was primarily related to the issuance of common shares from a private placement which resulted in net proceeds of $8.3 million. The receipt of cash from the private placement was offset by principal payments to Oxford of $3.2 million during the year ended December 31, 2012.

In 2011, $15.0 million was received from the issuance of promissory notes, $8.1 million, net of issuance costs was received from the issuance of common shares from the private placement of stock and $0.4 million was received from the exercise of stock options and warrants.

Future Operations

We have devoted substantial resources to developing PRX302, protecting and enhancing our intellectual property and providing general and administrative support for these activities. We have not generated any revenue from product sales and, to date, have funded our operations primarily through public and private equity security sales, a debt financing and payments from Kissei.

We expect that we will require additional capital to complete development of PRX302, including completion of both of our ongoing and planned Phase 3 clinical trials, to obtain regulatory approval of and to commercialize PRX302.

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

Contractual Obligations and Commitments

The following is a summary of our contractual obligations as of December 31, 2013 (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligation relating to facility(1)	$424	$141	$234	$49	$—
Principal and interest payable under promissory notes (2)	7,345	7,345	—	—	—
Purchase commitments(3)	1,789	1,789	—	—	—

Total	$9,558	$9,275	$234	$49	$—

(1)	We currently lease an office facility comprising our headquarters in San Diego, California under a non-cancelable lease. The lease, as amended, expires in May 2017 and the minimum rent is $12,740 per month, subject to annual cost of living increases, plus our pro rata share of certain operating costs and other expenses.
(2)	In July 2011, we entered into the Oxford Loan agreement, which was amended in January 2013 and again in July 2013. Under the terms of the Oxford Loan, we made interest only payments for nine months at a fixed rate of 9.5%. Subsequent to the interest only payments, the note will amortize with principal and interest payments due through the remaining term of the Oxford Loan. The loan term, including interest only period, is 39 months; however, the loan can be prepaid subject to certain provisions and prepayment fees. Upon final repayment of the Oxford Loan on the maturity date, by prepayment, or upon acceleration of the Oxford Loan, we must also make an additional final payment of $0.8 million.
(3)	We are required to schedule our manufacturing activities in advance. If we cancel any of these scheduled activities without proper notice we could be required to pay penalties equal to the cost of the originally scheduled activity. As such we have included the activities scheduled as of December 31, 2013 which, if cancelled, could result in us incurring penalties for cancellation.

Exclusive License Agreements

We have entered into an exclusive license agreement with UVIC and Johns Hopkins with respect to the use of PRX302 for the development of therapeutics for BPH and other non-cancer diseases and conditions of the prostate. Under this agreement we are required to make payments based upon the achievement of specific development and regulatory milestones separated among indications of BPH and two additional therapeutic indications selected by us, totaling up to approximately CND$1.3 million, or $1.2 million, as converted. As the timing of when these payments will actually be made is uncertain and the payments are contingent upon the completion of future activities, we have excluded these potential payments from the contractual obligations table above. To the extent we receive any milestone payments relating to the development of therapeutics for the treatment of the symptoms of BPH under our exclusive license agreement with Kissei, we are obligated to pay a percentage of such consideration, which percentage is in the 10-19% range, to UVIC and Johns Hopkins; however, pursuant to a separate agreement which we entered into in 2003 with Dr. J. Thomas Buckley, one of our founders, the aggregate amount of such consideration payable by us to UVIC and Johns Hopkins is reduced by 25%.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements (as defined by applicable SEC regulations) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 7A.	Qualitative and Quantitative Disclosures About Market Risk

Our primary market risk is the exposure to foreign currency exchange rate fluctuations. This risk arises from our holdings of foreign currency denominated cash and accounts payable. Changes in foreign currency exchange rates can create foreign exchange gains or losses to us. Our current foreign currency risk is primarily with the Canadian dollar and the Euro as a majority of the expenses incurred by us are denominated in the U.S. dollar. As of December 31, 2013, we had CND$0.3 million, or $0.2 million, as converted, Canadian dollars. A 10% change in the underlying exchange rate would result in a change of $24,000 in cash at December 31, 2013. We have minimal direct exposure to interest rate risks as we do not have variable rate financial liabilities. In addition, the Oxford Loan has a fixed interest rate of 9.5% therefore fluctuations in interest rates do not have an affect on the total outstanding principal due on the Oxford Loan.

We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment activities is to preserve principal and liquidity. To achieve this objective, we invest in a money market fund and high quality marketable debt instruments of corporations, financial institutions and government sponsored enterprises with contractual maturity dates of generally less than three years. We do not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt. If a 10% change in interest rates were to have occurred on December 31, 2013, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Sophiris Bio Inc.

In our opinion, based on our audits and the report of other auditors, the accompanying consolidated balance sheets as of December 31, 2013 and 2012 and the related consolidated statements of operations and comprehensive loss, of shareholders’ equity (deficit) and of cash flows for the years then ended present fairly, in all material respects, the financial position of Sophiris Bio Inc. and its subsidiaries (a development stage company) at December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended and cumulatively for the period from January 11, 2002 (date of inception) to December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the Company for the period from January 11, 2002 (date of inception) to December 31, 2011. Those financial statements, which reflect a deficit of $52.5 million accumulated during the development stage, were audited by other auditors whose report, dated December 7, 2012, except for the effects of the share consolidation described in Note 1, as to which the date is August 12, 2013, has been furnished to us, and our opinion expressed herein, insofar as it relates to the cumulative amounts for the period from January 11, 2002 (date of inception) to December 31, 2011, is based solely on the report of other auditors. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Diego, California

March 14, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Sophiris Bio Inc.

We have audited the accompanying consolidated statements of operations and comprehensive loss and of cash flows for the year ended December 31, 2011 of Sophiris Bio Inc. and its subsidiaries (a development stage company), and the related consolidated statement of shareholders’ equity (deficit) for the years December 31, 2002 through December 31, 2011. Management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. Our audit of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. We believe that our audit provide a reasonable basis for our opinions.

In our opinion, the accompanying consolidated financial statements of Sophiris Bio Inc. and its subsidiaries (a development stage company) referred to above present fairly, in all material respects, the results of their operations and their cash flows for the year ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ PricewaterhouseCoopers LLP

Chartered Professional Accountants

Vancouver, British Columbia

December 7, 2012, except for the effects of the share consolidation described in Note 1, as to which the date is August 12, 2013.

Sophiris Bio Inc.

(A Development Stage Company)

Consolidated Balance Sheets

(In thousands, except share amounts)

	December 31,
	2013	2012
Assets:
Current assets:
Cash and cash equivalents	$14,839	$9,721
Securities available-for-sale	33,310	—
Other receivables	48	71
Deferred financing costs	—	937
Prepaid expenses	3,598	593

Total current assets	51,795	11,322
Property and equipment, net	78	163
Other long-term assets	19	44

Total assets	$51,892	$11,529

Liabilities and shareholders’ equity (deficit):
Current liabilities:
Accounts payable	$1,470	$1,774
Accrued expenses	2,181	2,839
Current portion of promissory notes	6,877	5,895

Total current liabilities	10,528	10,508
Long-term promissory notes, less current portion	—	6,126
Warrant liability	883	—
Stock-based compensation liability	202	—

Total liabilities	11,613	16,634

Commitments and contingencies (Note 16)
Shareholders’ equity (deficit):
Common shares, unlimited authorized shares, no par value; 16,149,871 and 3,149,871 shares issued and outstanding at December 31, 2013 and 2012, respectively	111,204	54,215
Common share purchase warrants	—	6,045
Contributed surplus	13,824	8,379
Accumulated other comprehensive gain (loss)	98	(46)
Deficit accumulated during development stage	(84,847)	(73,698)

Total shareholders’ equity (deficit)	40,279	(5,105)

Total liabilities and shareholders’ equity (deficit)	$51,892	$11,529

The accompanying notes are an integral part of these audited consolidated financial statements.

Sophiris Bio Inc.

(A Development Stage Company)

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

	For the Years Ended December 31,			Cumulative period from January 11, 2002 (date of inception) to December 31,
	2013	2012	2011	2013
Revenues:
License revenue	$5,000	$—	$—	$8,000
Operating expenses:
Research and development	10,279	13,523	8,660	59,924
General and administrative	4,511	5,685	4,635	28,989

Total operating expenses	14,790	19,208	13,295	88,913

Other income (expense):
Interest income (expense), net	(1,308)	(1,880)	(895)	(3,221)
Gain on revaluation of warrant liability	689	—	—	689
Other income (expense), net	(240)	(106)	(11)	(587)

Total other income (expense)	(859)	(1,986)	(906)	(3,119)

Net loss before income taxes	(10,649)	(21,194)	(14,201)	(84,032)
Income tax expense	(500)	—	—	(815)

Net loss	$(11,149)	$(21,194)	$(14,201)	$(84,847)

Basic and diluted loss per share	$(1.39)	$(6.94)	$(6.05)

Weighted average number of outstanding shares – basic and diluted	8,029	3,054	2,345

Other comprehensive income
Foreign currency translation adjustment	145	131	14	99
Unrealized loss on securities available-for-sale	(1)	—	—	(1)

Total comprehensive loss	$(11,005)	$(21,063)	$(14,187)	$(84,749)

The accompanying notes are an integral part of these audited consolidated financial statements.

Sophiris Bio Inc.

(A Development Stage Company)

Consolidated Statements of Shareholders’ Equity (Deficit)

(In thousands, expect share amounts)

	Preferred Shares		Common Shares		Contributed	Common Share Purchase	Right to	Deficit Accumulated During the Development	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Surplus	Warrants	Invest	Stage	(Loss)	(Deficit)
Balance at January 11, 2002 (date of inception)	—	$—	—	$—	$—	$—	$—	$—	$—	$—
Issuance of common shares	—	—	2	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(13)	—	(13)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—

Balance at December 31, 2002	—	—	2	—	—	—	—	(13)	—	(13)
Issuance of common shares	—	—	110,450	146	—	—	—	—	—	146
Issuance of common shares, net of shares issuance costs of $74	—	—	39,742	603	—	46	—	—	—	649
Issuance of Series I Class A preferred shares, net of shares issuance costs of $6	31,985	454	—	—	—	—	—	—	—	454
Issuance of Series I Class A preferred shares to settle accounts payable	2,459	36	—	—	—	—	—	—	—	36
Stock-based compensation expense	—	—	—	—	57	—	—	—	—	57
Net loss	—	—	—	—	—	—	—	(333)	—	(333)
Other comprehensive income	—	—	—	—	—	—	—	—	112	112

Balance at December 31, 2003	34,444	490	150,194	749	57	46	—	(346)	112	1,108
Issuance of common shares, net of shares issuance costs of $63	—	—	37,081	612	—	53	—	—	—	665
Issuance of common shares upon conversion of preferred shares	(34,444)	(490)	62,625	526	—	—	—	—	—	36
Reverse acquisition of SNB			111,914	465	314	—	—	—	—	779
Issuance of common shares in public offering, net of stock issuance costs of $522	—	—	86,116	2,568	—	460	—	—	—	3,028
Common share purchase warrants issued for agent’s commission	—	—	—	(117)	—	114	—	—	—	(3)
Exercise of common share purchase warrants	—	—	323	14	—	(5)	—	—	—	9
Exercise of common share purchase options	—	—	2,981	105	(60)	—	—	—	—	45
Stock-based compensation expense	—	—	—	—	116	—	—	—	—	116
Net loss	—	—	—	—	—	—	—	(2,293)	—	(2,293)
Other comprehensive income	—	—	—	—	—	—	—	—	140	140

Balance at December 31, 2004	—	—	451,234	4,922	427	668	—	(2,639)	252	3,630
Exercise of common share purchase warrants	—	—	446	15	—	(6)	—	—	—	9
Exercise of common share purchase options	—	—	1,501	65	(35)	—	—	—	—	30
Expiration of common share purchases warrants	—	—	—	—	479	(479)	—	—	—	—
Issuance of common shares for license	—	—	5,131	155	—	—	—	—	—	155
Issuance of common shares pursuant to private placement, net of stock issuance costs of $212	—	—	225,838	2,946	—	1,782	—	—	—	4,728
Stock-based compensation expense	—	—	—	—	556	—	—	—	—	556
Net loss	—	—	—	—	—	—	—	(4,580)	—	(4,580)
Other comprehensive income	—	—	—	—	—	—	—	—	62	62

Balance at December 31, 2005	—	—	684,150	8,103	1,427	1,965	—	(7,219)	314	4,590

The accompanying notes are an integral part of these consolidated financial statements.

Sophiris Bio Inc.

(A Development Stage Company)

Consolidated Statements of Shareholders’ Equity (Deficit)

(In thousands, expect share amounts)

	Preferred Shares		Common Shares		Contributed	Common Share Purchase	Right to	Deficit Accumulated During the Development	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Surplus	Warrants	Invest	Stage	(Loss)	(Deficit)
Balance at December 31, 2005	—	—	684,150	8,103	1,427	1,965	—	(7,219)	314	4,590
Exercise of common share purchase warrants	—	—	6,336	242	—	(97)	—	—	—	145
Expiration of common share purchase warrants	—	—	—	—	136	(136)	—	—	—	—
Exercise of common share options	—	—	741	24	(20)	—	—	—	—	4
Issuance of common shares pursuant to private placement, net of stock issuance costs of $832	—	—	390,375	6,650	—	1,437	—	—	—	8,087
Stock-based compensation expense	—	—	—	—	437	—	—	—	—	437
Net loss	—	—	—	—	—	—	—	(4,418)	—	(4,418)
Other comprehensive loss	—	—	—	—	—	—	—	—	(97)	(97)

Balance at December 31, 2006	—	—	1,081,602	15,019	1,980	3,169	—	(11,637)	217	8,748
Exercise of common share purchase warrants	—	—	230,887	9,997	—	(1,812)	—	—	—	8,185
Expiration of common share purchase warrants	—	—	—	—	27	(27)	—	—	—	—
Exercise of common share options	—	—	1,859	125	(35)	—	—	—	—	90
Issuance of common shares for intangible asset acquisition	—	—	2,458	110	—	—	—	—	—	110
Stock-based compensation expense	—	—	—	—	435	—	—	—	—	435
Net loss	—	—	—	—	—	—	—	(6,928)	—	(6,928)
Other comprehensive income	—	—	—	—	—	—	—	—	662	662

Balance at December 31, 2007	—	—	1,316,806	25,251	2,407	1,330	—	(18,565)	879	11,302
Exercise of common share purchase warrants	—	—	558	23	—	(4)	—	—	—	19
Expiration of common share purchase warrants	—	—	—	—	1,342	(1,354)	—	—	—	(12)
Exercise of common share options	—	—	7,627	138	(64)	—	—	—	—	74
Issuance of common shares pursuant to private placement, net of stock issuance costs of $523	—	—	134,510	4,266	—	160	—	—	—	4,426
Common shares issued as finance fee, net of issuance costs of $69			—	—	—	—	—	—	—	—
Common share purchase warrants issued for commission			—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	390	—	—	—	—	390
Net loss	—	—	—	—	—	—	—	(8,369)	—	(8,369)
Other comprehensive loss	—	—	—	—	—	—	—	—	(1,935)	(1,935)

Balance at December 31, 2008	—	—	1,459,501	29,678	4,075	132	—	(26,934)	(1,056)	5,895
Exercise of common share purchase warrants	—	—	881	17	—	(6)	—	—	—	11
Issuance of common shares and common share purchase warrants, net of issuance costs of $274	—	—	164,500	1,689	—	64	—	—	—	1,753
Common share purchase warrants issued for commission			—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	297	—	—	—	—	297
Net loss	—	—	—	—	—	—	—	(6,957)		(6,957)
Other comprehensive income	—	—	—	—	—	—	—	—	496	496

Balance at December 31, 2009	—	—	1,624,882	31,384	4,372	190	—	(33,891)	(560)	1,495

The accompanying notes are an integral part of these consolidated financial statements.

Sophiris Bio Inc.

(A Development Stage Company)

Consolidated Statements of Shareholders’ Equity (Deficit)

(In thousands, expect share amounts)

	Preferred Shares		Common Shares		Contributed	Common Share Purchase	Right to	Deficit Accumulated During the Development	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Surplus	Warrants	Invest	Stage	(Loss)	(Deficit)
Balance at December 31, 2009	—	—	1,624,882	31,384	4,372	190	—	(33,891)	(560)	1,495
Exercise of common share purchase warrants	—	—	10,080	240	—	(99)	—	—	—	141
Exercise of employee stock options	—	—	142	3	—	(1)	—	—	—	2
Expiration of common share purchase warrants	—	—	—	—	99	(99)	—	—	—	—
Issuance of common shares and common share purchase warrants, net of issuance costs of $1,548	—	—	697,796	5,202	—	1,827	6,214	—	—	13,243
Stock-based compensation expense	—	—	—	—	457	—	—	—	—	457
Net loss	—	—	—	—	—	—	—	(4,412)	—	(4,412)
Other comprehensive income	—	—	—	—	—	—	—	—	369	369

Balance at December 31, 2010	—	—	2,332,900	36,829	4,928	1,818	6,214	(38,303)	(191)	11,295
Exercise of common share purchase warrants	—	—	4,860	101	—	(24)	—	—	—	77
Exercise of employee stock options	—	—	10,827	514	(211)		—	—	—	303
Issuance of warrants with secured promissory notes	—	—	—	—	—	519	—	—	—	519
Issuance of common shares and common share purchase warrants, net of issuance costs of $63	—	—	400,641	8,283	—	1,864	(2,072)	—	—	8,075
Stock-based compensation expense	—	—	—	—	915	—	—	—	—	915
Net loss	—	—	—	—	—	—	—	(14,201)		(14,201)
Other comprehensive income	—	—	—	—	—	—	—	—	14	14

Balance at December 31, 2011	—	—	2,749,228	45,727	5,632	4,177	4,142	(52,504)	(177)	6,997
Issuance of common shares and common share purchase warrants, net of issuance costs of $66	—	—	400,643	8,488	—	1,868	(2,071)	—	—	8,285
Expiration of right to invest					2,071	—	(2,071)	—	—	—
Stock-based compensation expense	—	—	—	—	676	—	—	—	—	676
Net loss	—	—	—	—	—	—	—	(21,194)	—	(21,194)
Other comprehensive income	—	—	—	—	—	—	—	—	131	131

Balance at December 31, 2012	—	—	3,149,871	54,215	8,379	6,045	—	(73,698)	(46)	(5,105)
Issuance of common shares in a public offering, net of issuance costs of $8,011	—	—	13,000,000	56,989	—	—	—	—	—	56,989
Reclassification of initial fair value of warrants denominated in Canadian dollars to liability	—	—	—	—	—	(1,572)	—	—	—	(1,572)
Reclassification of historic fair value of warrants	—	—	—	—	4,473	(4,473)	—	—	—	—
Reclassification of fair value of options denominated in Canadian dollars to liability	—	—	—	—	(202)	—	—	—	—	(202)
Stock-based compensation expense	—	—	—	—	1,174	—	—	—	—	1,174
Net loss	—	—	—	—	—	—	—	(11,149)	—	(11,149)
Other comprehensive income	—	—	—	—	—	—	—	—	144	144

Balance at December 31, 2013	—	$—	16,149,871	$111,204	$13,824	$—	$—	$(84,847)	$98	$40,279

The accompanying notes are an integral part of these audited consolidated financial statements.

Sophiris Bio Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(In thousands)

	For the Years Ended December 31,			Cumulative period from January 11, 2002 (date of inception) to
	2013	2012	2011	December 31, 2013
Cash flows used in operating activities
Net loss for the period	$(11,149)	$(21,194)	$(14,201)	$(84,847)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock-based compensation	1,174	676	915	5,511
Accretion of debt discount	380	509	221	1,110
Depreciation of property and equipment	84	82	44	607
Amortization of intangible assets	—	149	202	1,205
Amortization of promissory note issuance costs	108	155	69	331
Amortization of discount on available-for-sale securities	9	—	—	9
Impairment loss	—	176	—	176
Change in fair value warrant liability	(689)	—	—	(689)
Foreign exchange transaction (gain) loss	229	(148)	(209)	(1,438)
Loss on disposal of assets	2	1	12	27
Other	—	—	—	182
Changes in operating assets and liabilities:
Other receivables	23	172	73	9
Prepaid expenses	(3,112)	(162)	(642)	(3,916)
Other long-term assets	25	(15)	(30)	(19)
Accounts payable	(305)	(1,006)	1,001	984
Accrued expenses	15	1,769	203	2,333

Net cash used in operating activities	(13,206)	(18,836)	(12,342)	(78,425)

Cash flows used in investing activities
Purchases of property and equipment	(3)	(26)	(265)	(725)
Proceeds from the disposal of property and equipment	1	—	11	13
Acquisition of intangible assets	—	—	—	(1,372)
Maturity of securities available-for-sale	—	—	—	1,112
Purchases of securities available-for-sale	(33,320)	—	—	(34,433)

Net cash used in investing activities	(33,322)	(26)	(254)	(35,405)

Cash flows from financing activities
Issuance of common shares from private placement, net of issuance cost	—	8,285	8,137	50,179
Issuance of common shares from public offering, net of issuance cost	57,253	(211)	—	60,070
Issuance of preferred shares, net of issuance cost	—	—	—	465
Cash acquired on reverse acquisition	—	—	—	818
Issuance of common shares on exercise of warrants	—	—	77	8,702
Issuance of common shares on exercise of stock options	—	—	303	514
Cash received from the issuance of promissory notes	—	—	15,000	15,000
Principal payments on notes payable	(5,524)	(3,190)	—	(8,714)
Increase in lease obligations	—	—	—	120
Capital lease payments	—	—	—	(120)
Other	—	—	—	4

Net cash provided by financing activities	51,729	4,884	23,517	127,038

Effect of exchange rate changes on cash and cash equivalents	(83)	289	108	1,631

Net increase (decrease) in cash and cash equivalents	5,118	(13,689)	11,029	14,839
Cash and cash equivalents at beginning of period	9,721	23,410	12,381	—

Cash and cash equivalents at end of period	$14,839	$9,721	$23,410	$14,839

Supplemental disclosures of cash flow information:
Cash paid for interest	$884	$1,350	$542

Cash paid for taxes	$500	—	—

The accompanying notes are an integral part of these audited consolidated financial statements.

Sophiris Bio Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(In thousands)

	For the Years Ended December 31,
	2013	2012	2011
Supplemental disclosures of non-cash investing and financing activities:
Valuation of common share warrant liability upon issuance of warrants	$1,572	$—	$—

Valuation of stock-based compensation liability for stock options denominated in Canadian dollars	$202	$—	$—

Unrealized loss on securities available-for sale	$1	$—	$—

Deferred financing cost incurred but not yet paid	$53	$725	$—

The accompanying notes are an integral part of these audited consolidated financial statements.

Sophiris Bio Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

1.	Nature of the business

Company

Sophiris Bio Inc. or the “Company” or “Sophiris” is a clinical-stage biopharmaceutical development stage company currently developing PRX302 for treatment of the symptoms of benign prostatic hyperplasia (“BPH” or enlarged prostate). The Company is governed by the Business Corporations Act of British Columbia and began operations on January 11, 2002. The Company’s operations were initially located in Vancouver, British Columbia until April 2011, when its core activities and headquarters relocated from Vancouver, British Columbia to San Diego, California. Effective April 2, 2012, the Company changed its name from Protox Therapeutics Inc. to Sophiris Bio Inc.

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

The consolidated financial statements include the accounts of Sophiris Bio Inc. and its wholly-owned subsidiaries, Sophiris Bio Corp. and Sophiris Bio Holding Corp., both of which are incorporated in the State of Delaware.

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

Basis of presentation and use of estimates

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States or “GAAP”. GAAP requires the Company’s management to make estimates and judgments that may affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. The Company bases estimates and judgments on historical experience and on various other factors that it believes to be reasonable under the circumstances. The significant estimates in these consolidated financial statements include revenue recognition, stock-based compensation expense, warrant liability, functional currency, and accrued research and development expenses, including accruals related to the Company’s ongoing clinical trial. The Company’s actual results may differ from these estimates. The Company evaluates its estimates on an ongoing basis. Changes in estimates are reflected in reported results in the period in which they become known by the Company’s management.

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

Reclassification of Warrants

Historically, the Company issued common share warrants in connection with the issuance of common share through private placements with exercise prices denominated in Canadian dollars. Upon the issuance of these warrants, the Company allocated the net proceeds to common share and warrants based on their relative fair values, and calculated the fair value of the issued common share warrants utilizing the Black-Scholes option-pricing model. The allocated fair value was then recorded as Common Share Purchase Warrants within shareholders’ equity on the consolidated balance sheet. The fair value was not remeasured in periods subsequent to the date of issuance.

The change in the functional currency of Sophiris Bio Inc. to the U.S. dollar effective August 16, 2013 effects how the Company accounts for its previously issued warrants which have exercise prices denominated in Canadian dollars, a currency that is not the Company’s functional currency. Upon the change in functional currency, the Company calculated the fair value of its warrants with exercise prices in Canadian dollars as $1.6 million utilizing the Black Scholes pricing model and classified this fair value as a long term liability in accordance with Accounting Standards Codification, or ASC, 815, “Derivatives and Hedging”. The initial fair value of $1.6 million was deducted from the original fair value calculated on the issuance date of the warrants. The issuance date fair value in excess of the $1.6 million was reclassified to Contributed Surplus. At each reporting period subsequent to August 16, 2013, the Company will adjust the fair value of the warrant liability and any corresponding increase or decrease to the warrant liability will be recorded as a component of other income (expense) on the consolidated statement of operations and comprehensive loss. The estimated fair value is determined using the Black-Scholes option-pricing model based on the estimated value of the underlying common shares at the valuation measurement date, the remaining contractual term of the warrants, risk-free interest rates, expected dividends and expected volatility of the price of the underlying common shares. At December 31, 2013 the warrant liability was revalued at $0.9 million and a gain of $0.7 million was recorded in gain on revaluation of warrant liability in the consolidated statement of operations and comprehensive loss. See the amounts utilized to calculate the fair value of the warrant liability at August 16, 2013 and December 31, 2013 on Note 5.

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

Transactions and balances

Assets and liabilities denominated in foreign currencies are translated at the rate of exchange on the balance sheet date. Revenues and expenses are translated using the average exchange rate for the period. Net gains and losses resulting from the translation of liabilities payable in foreign currencies are recorded in accumulated other comprehensive gain (loss), which is a separate component of stockholders’ equity. Foreign exchange gains and losses resulting from the settlement of foreign currency transactions and from the remeasurement of monetary assets and liabilities denominated in currencies other than the Company’s functional currency are recognized as a component of other income (expense), net. The Company recorded foreign exchange gains and (losses) of ($0.3 million), ($0.1million) and $1,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

Cash and cash equivalents

Cash equivalents are short-term, highly liquid investments with an original maturity of three months or less at the date of purchase.

Securities Available-for-Sale

Investments with an original maturity of more than three months when purchased have been classified by management as securities available-for-sale. Such investments are carried at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive gain (loss) in shareholders’ equity. Realized gains and losses and declines in value judged to be other-than-temporary (of which there have been none to date) on available-for-sale securities are included in interest income. The cost of investment securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. The cost of securities sold is based on the specific-identification method. The Company has classified all of its investment securities available-for-sale, including those with maturities beyond one year, as current assets on the consolidated balance sheets based on the highly liquid nature of the investment securities and because these investment securities are considered available for use in current operations.

Concentration of credit risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of cash and cash equivalents and investment securities classified as available-for-sale. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. Management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held. Additionally, the Company has adopted an investment policy that includes guidelines relative to credit quality, diversification of maturities to preserve principal and liquidity.

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

The Company reviews its long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flow to the recorded value of the asset. If impairment is indicated, the asset will be written down to its estimated fair value on a discounted cash flow basis. The Company has not recognized any impairment losses through December 31, 2013.

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

The Company recognizes up front license payments as revenue upon delivery of the license only if the license has stand-alone value to the customer and if the agreement includes a general right of return, the delivery or performance of undelivered items is considered probable and within the control of the Company. The payment is generally allocated to the separate units of accounting based on their relative selling prices. The selling price of each deliverable is determined using vendor specific objective evidence of selling prices, if it exists; otherwise, third-party evidence of selling prices. If neither vendor specific objective evidence nor third-party evidence exists, the Company uses its’ best estimate of the selling price for each deliverable. The payment allocated is limited to the amount that is not contingent on the delivery of additional items or fulfillment of other performance conditions.

Whenever the Company determines that an arrangement should be accounted for as a single unit of accounting, it must determine the period over which the performance obligations will be performed and revenue recognized. If the Company cannot reasonably estimate the timing and the level of effort to complete its performance obligations under the arrangement, then revenue under the arrangement is recognized on a straight-line basis over the period the Company is expected to complete its performance obligations.

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

Research and development expenses

Research and development costs are charged to expense as incurred. Research and development expenses comprise costs incurred in performing research and development activities, including personnel-related costs, stock-based compensation, facilities, research-related overhead, clinical trial costs, contracted services, manufacturing, license fees and other external costs. The Company accounts for nonrefundable advance payments for goods and services that will be used in future research and development activities as expenses when the service has been performed or when the goods have been consumed rather than when the payment is made.

Accrued research and development expenses

Clinical trial costs are recorded as a component of research and development expenses. The Company accrues and expenses clinical trial activities performed by third parties based upon estimates of the percentage of work completed over the life of the individual study in accordance with agreements established with clinical research organizations and clinical trial sites. The Company determines the estimates through discussions with internal clinical personnel and external service providers as to the progress or stage of completion of trials or services and the agreed-upon fee to be paid for such services based on facts and circumstances known to the Company as of each balance sheet date. However, actual costs and timing of clinical trials are highly uncertain, subject to risks and may change depending upon a number of factors, including the Company’s clinical development plan. The process of estimating clinical trial costs may become more complex as the Company’s ongoing and planned Phase 3 clinical trials will involve larger numbers of patients and clinical sites.

If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust the accrual accordingly. Adjustments to prior period estimates have not been material.

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

Compensation expense for performance-based awards is estimated using the Black-Scholes valuation model and is expensed using graded vesting. Compensation expense for performance-based awards reflects the estimated probability that the performance condition will be met.

The Company accounts for stock options granted to non-employees, which primarily consist of members of the Company’s scientific advisory board and consultants, using the fair value approach. Stock options granted to non-employees are subject to revaluation each reporting period over their vesting terms.

Historically the Company has issued its stock options with a Canadian dollar denominated exercise price. Subsequent to the Company’s initial public offering on the NASDAQ Global Market, or NASDAQ, the Company has issued its stock options with an U.S. dollar denominated exercise price.

Effective November 13, 2013, the Company voluntarily delisted from the Toronto Stock Exchange, or TSX. Subsequent to November 13, 2013, the Company’s securities are being actively traded on only the NASDAQ.

As a result of the delisting from the TSX and the change in the Company’s functional currency to the U.S. dollar, the stock options granted to U.S. based employees and directors with exercise prices denominated in Canadian dollars are now considered dual indexed as defined in ASC 718, Compensation, Stock Compensation. As a result of the stock options being dual indexed the Company is required to account for these stock options as a liability. Historically these options had been accounted for as equity. As of November 13, 2013, the Company calculated the initial fair value of the vested awards of $163,000. This fair value was initially recorded as a deduction from Contributed Surplus. At each reporting period subsequent to November 13, 2013, the Company will adjust the fair value of the stock-based compensation liability and any corresponding increase or decrease to the stock-based compensation liability will be recorded as an adjustment to Contributed Surplus and/or compensation expense on the consolidated statement of operations and comprehensive loss but in no case will the amount of stock-based compensation expense be less than the original grant date fair value of the stock options.

The estimated fair value is determined using the Black-Scholes option-pricing model based on the estimated value of the underlying common shares at the valuation measurement date, the remaining service period of the stock options, risk-free interest rates, expected dividends and expected volatility of the price of the underlying common shares. The fair value of the stock-based compensation liability was $202,000 at December 31, 2013. As the calculated fair value of the stock options at December 31, 2013 was less than the original grant date fair value no additional compensation expense was recorded to the consolidated statement of operations and comprehensive loss. The change in the Stock-Based Compensation Liability from November 13, 2013 to December 31, 2013 of $39,000 was recorded as an adjustment to Contributed Surplus.

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

Segment reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or CODM. The Company’s Chief Executive Officer serves as its CODM. The Company views its operations and manages its business as one segment operating primarily in the United States. As of December 31, 2013, all of the Company’s assets were located in the United States of America with the exception of $0.2 million of cash and cash equivalents and $17,000 of other assets which were located in Canada. All of the Company’s property and equipment was located within the United States as of December 31, 2013.

Fair value of financial instruments

The Company measures certain financial assets and liabilities at fair value based on the exchange price that would be received for an asset or paid for to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, investments securities classified as available-for-sale and accounts payable and accrued expenses, approximate fair value due to their short maturities.

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

Correction of a Prior Period Misstatement

During the year ended December 31, 2013, the Company identified an error in the consolidated statement of cash flows for the year ended December 31, 2012. The Company originally reported the payment of $936,000 of deferred financing costs for the year ended December 31, 2012 which were originally reported as an operating cash outflow. Upon further review the Company determined that only $211,000 of the originally reported $936,000 had been paid as of December 31, 2012. The remaining $725,000 was included as a component of accounts payable and accrued expenses as of December 31, 2012 but was not actually paid as of December 31, 2012 and therefore should have been reflected as a non-cash financing activity for the year ended December 31, 2012. The consolidated statement of cash flows for the year ended December 31, 2012 included herein has been revised to reflect the Company’s correction of this error. There was no impact to the consolidated balance sheet, consolidated statement of operations and comprehensive loss or consolidated statement of changes in shareholders’ equity (deficit) as a result of this revision. The error was not considered material to the previously issued consolidated financial statements.

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

Basic net loss per share is calculated by dividing the net loss attributable to common shareholders by the weighted-average number of common shares outstanding during the period, without consideration for common shares equivalents. Diluted net loss per share is computed by dividing the net loss attributable to common shareholders by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, stock options and warrants are considered to be common share equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

The following table presents the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	For the Years ended December 31,
	2013	2012	2011
Net loss per share:
Net loss	$(11,149)	$(21,194)	$(14,201)
Weighted-average common shares – basic and diluted	8,029	3,054	2,345
Net loss per share – basic and diluted per share	$(1.39)	$(6.94)	$(6.05)

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding as of the year ended December 31, 2013, 2012 and 2011 as the Company recorded a net loss in all periods and, therefore, they would be anti-dilutive (in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Options to purchase common shares	1,362	241	191
Common share purchase warrants	919	919	679

4.	Securities Available-for-Sale

Securities available-for-sale consisted of the following as of December 31, 2013 (in thousands):

	December 31, 2013
	Amortized	Unrealized		Estimated
	Cost	Gain	Loss	Fair Value
Commercial paper	$9,798	$—	$—	$9,798
U.S. government sponsored enterprise securities	17,007	2	(4)	17,005
Corporate debt securities	6,506	2	(1)	6,507

	$33,311	$4	$(5)	$33,310

The amortized cost and estimated fair value of the Company securities available-for-sale by contractual maturity as of December 31, 2013 are shown below (in thousands):

	December 31, 2013
	Amortized	Unrealized		Estimated
	Cost	Gain	Loss	Fair Value
Within one year	$30,430	$2	$(4)	$30,428
After one year	2,881	2	(1)	2,882

	$33,311	$4	$(5)	$33,310

As of December 31, 2013, the Company performed a review of all of the securities in its portfolio with an unrealized loss position to determine if any other-than-temporary impairments were required to be recorded. Factors considered in the Company’s assessment included, but were not limited to the following: the Company’s ability and intent to hold the security until maturity; the number of months until the security’s maturity, the number of quarters that each security has been in an unrealized loss position, ratings assigned to each security by independent rating agencies, the magnitude of the unrealized loss compared to the face value of the security and other market conditions. No other-than-temporary impairments were identified as of December 31, 2013 related to securities currently in the Company’s portfolio. The Company also noted that none of the securities as of December 31, 2013 have been in an unrealized loss position for greater than one year.

5.	Fair value measurement and financial instruments

As of December 31, 2013, the Company has $47.1 million of securities consisting of commercial paper, U.S. government sponsored enterprise securities and corporate debt securities with maturities that range from 1 day to 15 months with an overall average time to maturity of 4.5 months. The Company has the ability to liquidate these investments without restriction. The Company determines fair value for securities with Level 1 inputs through quoted market prices. The Company determines fair value for securities with Level 2 inputs through broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. The Company’s Level 2 securities have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, typically utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, and other industry and economic events. The Company’s Level 3 inputs are unobservable inputs based on the Company’s assessment that market participants would use in pricing the instruments.

The following table presents the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2013 (in thousands):

		Fair Value Measurements at Reporting Date Using
	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$55	$55	$—	$—
Commercial paper	23,570	—	23,570	—
U.S. government sponsored enterprise securities	17,005	—	17,005	—
Corporate debt securities	6,507	—	6,507	—

Total financial assets	$47,137	$55	$47,082	$—

The following tables present information about the Company’s warrant and stock-based compensation liability which is measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value (in thousands):

	December 31, 2013	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$883	$—	$—	$883
Stock-based compensation liability	202	—	—	202

	$1,085	$—	$—	$1,085

The Company did not have any assets or liabilities at December 31, 2012 which were measured at fair value on a recurring basis.

The Company calculates the fair value of the common share warrants at each reporting date utilizing a Black-Scholes pricing model. The following inputs were utilized in the Black-Scholes pricing model at the initial recognition date of the warrant liability, the date of the Company’s U.S. IPO, and December 31, 2013.

	Initial Recognition	December 31, 2013
Risk-free interest rate	0.72%	0.62%
Volatility	111.86%	115.09%
Dividend yield	0.00%	0.00%
Expected life in years	2.89	2.51

The Company calculates the fair value of the stock-based compensation liability at each reporting date utilizing a Black-Scholes pricing model. The following inputs were utilized in the Black-Scholes pricing model at the initial recognition date of the stock-based compensation liability, the date of the Company delisting from the Toronto Stock Exchange and December 31, 2013.

	Initial Recognition	December 31, 2013
Risk-free interest rate	0.84%	1.00%
Volatility	79.97%	94.53%
Dividend yield	0.00%	0.00%
Expected life in years	3.53	3.42

The following table presents a reconciliation of the warrant liability measured at fair value using significant unobservable inputs (Level 3) from their initial recognition date to December 31, 2013 (in thousands):

Year Ended December 31, 2013
Liabilities:
Balance at beginning of period:	$—
Calculation of initial warrant liability fair value	1,572
Change in fair value of warrant liability included in other -expense-/(income)	(689)

Balance at end of period:	$883

The following table presents a reconciliation of the stock-based compensation liability measured at fair value using significant unobservable inputs (Level 3) from their initial recognition date to December 31, 2013 (in thousands):

Year Ended December 31, 2013
Liabilities:
Balance at beginning of period:	$—
Calculation of initial stock-based compensation liability fair value	163
Change in fair value of stock-based compensation liability recorded as an adjustment to contributed surplus	39

Balance at end of period:	$202

There were no transfers of assets or liabilities between the fair value measurement classifications.

6.	Intangible assets

The Company held intangible assets that consist of patents and technology rights relating to the HUMxin and INxin platforms.

In 2012 the Company decided to focus its future development efforts solely on PRX302 for the treatment of BPH and has provided written notice to U.S. Public Health Services (“PHS”) of the Company’s intention to terminate its license agreements with PHS which were being utilized to develop the Company’s HUMxin and INxin technology platforms. Due to the change in the development focus and the termination of the license agreements the Company determined there is no longer any economic value of the intangible assets associated with the HUMxin and INxin platforms. Accordingly, included in research and development expense for the year ended December 31, 2012 is a $0.2 million write-off associated with the impairment of these intangible assets.

Amortization expense for the Company’s intangible assets was $0.1 million and $0.2 million for the years ended December 31, 2012 and 2011, respectively.

7.	Prepaid expenses

Prepaid expenses as of December 31, 2013 and 2012 consisted of the following (in thousands):

	December 31,
	2013	2012
Prepaid insurance	$292	$90
Prepaid research and development expenses	3,218	326
Other prepaid expenses	88	177

	$3,598	$593

As of December 31, 2013, prepaid research and development expenses includes $2.7 million for upfront fees paid to our primary clinical research organization assisting with our on-going Phase 3 clinical trial. The upfront fees will be relieved in future periods by offsetting future invoices based upon work completed.

8.	Property and equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2013	2012
Equipment	$7	$7
Computer hardware and software	44	42
Leasehold improvements	155	155
Furniture and fixtures	72	76

	278	280
Less: accumulated depreciation	(200)	(117)

	$78	$163

Depreciation expense was $84,000, $82,000 and $44,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

9.	Accrued expenses

Accrued expenses as of December 31, 2013 and December 31, 2012 consisted of the following (in thousands):

	December 31,
	2013	2012
Accrued personnel related costs	$1,063	$753
Accrued interest	50	93
Accrued research and development expenses	713	1,066
Other accrued expenses	355	927

	$2,181	$2,839

10.	Promissory notes

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

If the loan is prepaid, the following amounts are due: all outstanding principal plus all accrued interest and unpaid interest, the final payment of $0.8 million, a prepayment fee and any other sums due under the Oxford Loan, including certain of Oxford’s expenses, as well as interest at the default rate for any past due amounts. The prepayment fee is set at 1% of the outstanding principal being prepaid if the loan is prepaid after July 2013. The Company’s Oxford Loan contains certain affirmative and negative covenants, including prohibiting the Company from paying dividends without the prior written consent of Oxford. The Company was in compliance with the covenants included in the Oxford Loan at December 31, 2013.

To secure the Company’s repayment obligations under the Oxford Loan, Oxford obtained a first priority security interest in all of the Company’s assets, including intellectual property and all of the Company’s equity interest in Sophiris Bio Corp and Sophiris Holding Corp.

The roll forward of the secured promissory note is calculated as follows (in thousands):

Balance at January 1, 2012	$14,702
Accretion of debt discount	509
Principal paid	(3,190)

Balance at December 31, 2012	12,021
Accretion of debt discount	380
Principal paid	(5,524)

Balance at December 31, 2013	$6,877

The Oxford loan has an interest rate of 9.50% per annum. The following table shows actual interest expensed and amortization of the debt discount that was charged to interest expense (in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Simple interest	$840	$1,325	$661
Accretion of debt discount	380	509	221
Amortization of promissory notes issuance costs	108	155	69

	$1,328	$1,989	$951

The promissory notes will mature in November of 2014 with total payments due in 2014 of $7.3 million including the final payment of $0.8 million due upon repayment of the loan.

The Company calculated the fair value of the secured promissory notes as $6.0 million (Level 3) as of December 31, 2013. The fair value of long-term debt is based on the net present value of calculated interest and principal payments, using an interest rate of 11%, provided by the Company’s lender, which takes into consideration the financial position of the Company, the assessed credit rating of the Company by the lender and the interest rate environment at December 31, 2013. As part of this fair value assessment the Company also confirmed with its lender an appropriate warrant coverage of 6% associated with the promissory notes. The fair value of this equity component was derived using the Black-Scholes valuation model. The Company calculated the promissory notes’ fair value by allocating to equity and the debt based on their respective fair values.

11.	Shareholders’ equity

Authorized

As of December 31, 2013 and 2012, the Company had unlimited shares of no par common shares authorized. There were 16.1 million and 3.1 million common shares issued and outstanding as of December 31, 2013 and 2012, respectively.

Initial Public Offering

On August 23, 2013, the Company completed a U.S. public offering whereby the Company issued 13,000,000 common shares at a price of $5.00 per share. The Company received $57.0 million, net of underwriters’ discounts commissions and offering cost.

Shares reserved for future issuance

The shares reserved for future issuance as of December 31, 2013, 2012 and 2011 consisted of the following (in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Common share purchase warrants	919	919	679
Stock options
Granted and outstanding	1,362	241	191
Reserved for future grants	253	74	33

	2,534	1,234	903

12.	Common share purchase warrants

At January 1, 2013 and December 31, 2013 there were 919,000 common share purchase warrants outstanding at a weighted average exercise price of CND$ 27.07.

The following table summarizes the expiration dates for the Company’s outstanding common share purchase warrants as of December 31, 2013 (in thousands):

Number of warrants outstanding	Expiration date
289	November 19, 2015
123	March 16, 2015
27	July 15, 2018
240	December 28, 2016
240	March 28, 2017

919

The Company has recorded a $0.9 million liability at December 31, 2013 associated with the fair value of the Company’s common share purchase warrants. See Note 2 and Note 5.

13.	Stock-based compensation plan

Equity awards

The Company’s Amended and Restated 2011 Stock Option plan (the “Plan”) provides for the granting of options for the purchase of common shares of the Company at the fair value of the Company’s common shares on the date of the option grant. Options are granted to employees, directors and non-employees. The board of directors or a committee appointed by the board of directors administers the Plan and has discretion as to the number, vesting period and expiry date of each option award. Historically the Company granted options to residents of the United States with an exercise price denominated in Canadian dollars, the functional currency of Sophiris Bio Inc. Inc. prior to the Company’s U.S. initial public offering. Following the Company’s U.S. initial public offering the Company will grant options with an exercise price denominated in U.S. dollars

The Plan is based on a cumulative percentage of options issuable up to 10% of the Company’s outstanding common shares. As of December 31, 2013, 2012 and 2011, there were 252,529, 74,001 and 32,624 shares, respectively, available to be issued under the Plan.

During the year ended December 31, 2013, the Company issued options to purchase 1,157,079 common shares, respectively, to its directors and employees. These options generally vest over a three year period for employees and over a one year period for directors. The maximum contractual period for the granted options is five years.

No options to purchase common shares were granted to non-employees during the years ended December 31, 2012 and 2011. During the year ended December 31, 2013 the Company issued options to purchase 28,346 common shares to non-employees. In connection with options granted to non-employees, the Company recognized expense of $30,000 for the year ended December 31, 2013, respectively. The Company accounts for stock options granted to non-employees using the fair value approach. Stock options granted to non-employees are subject to revaluation at each reporting period over their vesting terms.

The Company recognized stock-based compensation expense as follows (in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Research and development	$311	$148	$317
General and administrative	863	528	598

Total	$1,174	$676	$915

As of December 31, 2013, 2012 and 2011, there was $2.6 million, $0.8 million and $0.7 million, respectively, of total unrecognized compensation costs related to non-vested stock awards. As of December 31, 2013, 2012 and 2011, the Company expects to recognize those costs over weighted average periods of approximately 1.4 years, 1.5 years and 1.6 years, respectively.

The fair values of options granted during the year ended December 31, 2013, 2012 and 2011 were estimated at the date of grant using the following weighted-average assumptions:

	For the Years Ended December 31,
	2013	2012	2011
Expected Life of the Option Term (years)	3.9	3.9	4.5
Risk-free interest rate	0.9%	1.2%	1.9%
Dividend rate	0%	0%	0%
Volatility	83.8%	73.9%	74.8%
Forfeiture rate	8.1%	9.0%	8.7%

Expected Life of the Option Term – This is the period of time that the options granted are expected to remain unexercised. Options granted have a maximum contractual term of five years. The Company estimates the expected life of the option term based on actual past behavior for similar options.

Risk-Free Interest Rate – This is the Canadian or the United States Treasury rates, as applicable, for the week of each option grant during the year having a term that most closely resembles the expected life of the option.

Dividend Rate – The Company has never declared or paid dividends on common shares and has no plans to do so in the foreseeable future.

Volatility – Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated or is expected to fluctuate during a period. The Company considered the historical volatility from its Canadian initial public offering through the dates of grants.

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

The following table summarizes stock option activity, including options issued to employees, directors and non-employees (in thousands, except per share and contractual term data):

	Options outstanding	Weighted average exercise price	Currency	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at January 1, 2011	137	$32.24	CND	2.9	$844
Options granted	79	27.04	CND
Options expired	(1)	27.04	CND
Options exercised	(11)	27.04	CND
Options forfeited	(13)	32.28	CND

Outstanding at December 31, 2011	191	$30.16	CND	3.2	$—
Options granted	102	16.12	CND
Options expired	(29)	37.44	CND
Options forfeited	(23)	25.48	CND

Outstanding at December 31, 2012	241	$23.92	CND	3.5	$—
Options granted	71	13.00	CND
Options granted	1,114	4.41	US
Options expired	(14)	41.02	CND
Options forfeited	(50)	27.83	CND

Outstanding at December 31, 2013	1,362	$7.10	US	4.5	$—

Vested or expected to vest at December 31, 2013	1,225	$7.05	US	4.5	$—

Exercisable at December 31, 2013	111	$20.78	US	2.9	$—

The total amounts for options outstanding, vested or expected to vest, and exercisable at December 31, 2013 include options with exercise prices denominated in Canadian dollars and U.S. Dollars and the Canadian dollar amounts have been converted to U.S. dollars for purposes of the calculation.

The weighted average fair value of options granted during the years ended December 31, 2013, 2012, and 2011 was approximately $2.86, $8.84, and $16.30, respectively.

The aggregate intrinsic value was calculated as the difference between the exercise price of the stock options and the fair value of the underlying common shares converted to U.S. dollars as of the respective balance sheet date. The Company settles employee stock option exercises with newly issued common shares.

Liability awards

Historically we have issued our stock options with a Canadian dollar denominated exercise price. Subsequent to our initial public offering on the NASDAQ Global Market, or NASDAQ, we have issued our stock options with an U.S. dollar denominated exercise price.

Effective November 13, 2013, we voluntarily delisted from the Toronto Stock Exchange, or TSX. Subsequent to November 13, 2013, our securities are being actively traded on only the NASDAQ.

As a result of the delisting from the TSX and the change in the our functional currency to the U.S. dollar, stock options granted to U.S. based employees and directors with exercise prices denominated in Canadian dollars are now considered dual indexed as defined in ASC 718, Compensation, Stock Compensation. As a result of the stock options being dual indexed we are required to account for these stock options as a liability. Historically these options had been accounted for as equity. As of November 13, 2013,-date of delisting, we calculated the initial fair value of the vested awards of $163,000. This fair value was initially recorded as a deduction from Contributed Surplus. At each reporting period subsequent to November 13, 2013, the Company will adjust the fair value of the stock-based compensation liability and any corresponding increase or decrease to the stock-based compensation liability will be recorded as an adjustment to Contributed Surplus and/or compensation expense on the consolidated statement of operations and comprehensive loss but in no case will the amount of stock-based compensation expense be less than the original grant date fair value of the stock options.

The estimated fair value is determined using the Black-Scholes option-pricing model based on the fair value of the underlying common shares at the valuation measurement date, the remaining service period of the stock options, risk-free interest rates, expected dividends and expected volatility of the price of the underlying common shares. The fair value of the stock-based compensation liability was $202,000 and at December 31, 2013. As the calculated fair value of the stock options at December 31, 2013 was less than the original grant date fair value no additional compensation expense was recorded to the consolidated statement of operations and comprehensive loss. The change in the Stock-Based Compensation Liability from November 13, 2013 to December 31, 2013 of $39,000 was recorded as an adjustment to Contributed Surplus.

The following inputs were utilized in the Black-Scholes pricing model at the initial recognition date of the stock-based compensation liability, the date of the Company delisting from the Toronto Stock Exchange and December 31, 2013.

	Initial Recognition	December 31, 2013
Risk-free interest rate	0.84%	1.00%
Volatility	79.97%	94.53%
Dividend yield	0.00%	0.00%
Expected life in years	3.53	3.42

14.	License agreements

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

During the year ended December 31, 2013, the Company recorded as revenue a $5.0 million non-refundable substantive milestone payment due from Kissei upon the achievement of certain development activities during the year ended December 31, 2013, as such milestone had been achieved during this period. In accordance with the Company’s revenue recognition policy, the Company recognizes the receipt of milestone payments in accordance with the milestone method in the period in which the underlying triggering event occurs. The Company received payment for the milestone in April 2013.

In addition to the upfront license payment and the $5.0 million milestone payment recognized as revenue during the year ended December 31, 2013, the Company is entitled to receive up to $67.0 million of non-refundable milestone payments as follows: a total of $12.0 million for the BPH indication, of which $7.0 million relates to the completion of regulatory approvals and $5.0 million relates to the achievement of certain product sale goals; a total of $21.0 million for the prostate cancer indication, of which $7.0 million relates to the completion of certain development activities, $7.0 million relates to the completion of regulatory approvals and $7.0 million relates to the achievement of certain product sale goals; and a total of $21.0 million for prostatitis or other diseases of the prostate, of which $7.0 million relates to the completion of certain development activities, $7.0 million relates to the completion of regulatory approvals and $7.0 million relates to the achievement of certain product sale goals. An additional $13.0 million of aggregate milestone payments are not indication specific, of which $5.0 million relates to the completion of regulatory approvals and $8.0 million relates to the achievement of certain product sale goals.

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

During the year ended December 31, 2013, the Company expensed a $0.1 million milestone payment due under the agreement upon the completion of the Company’s last Phase 2b clinical trial prior to commencing a Phase 3 clinical trial. The Company paid this milestone upon the enrollment of the Company’s first patient in a Phase 3 clinical trial for the treatment of the symptoms of BPH. This amount was expensed to research and development expense. In addition, the Company accrued a sub-license royalty of $0.4 million payable under the agreement associated with the Company’s $5.0 million milestone payment from Kissei. The Company paid this amount during April 2013. This amount was recorded as a component of research and development expense.

From the inception of the agreement, the Company has incurred sub-license fees of $0.6 million and milestone payments of $0.1 million under this agreement.

15.	Income taxes

The $5.0 million milestone payment from Kissei was subject to a 10% Japanese withholding tax. As a result, the Company recorded income tax expense of $0.5 million for the year ended December 31, 2013. The Company will be eligible to utilize the withholding tax to offset future taxes due in Canada. Given the uncertainty around the Company’s ability to generate future taxable income, the Company has expensed the withholding tax during the year ended December 31, 2013.

The component of the loss before provision for income taxes were as follows (in thousands):

	For the Years Ended December 31,
	2013	2012
United States	$(1,422)	$(1,184)
Canada	(9,227)	(20,009)

	$(10,649)	$(21,193)

The components of the provision for income taxes from continuing operations is as follows (in thousands):

For the Years Ended December 31,
	2013	2012
Current Tax:
Canada	$500	$—
US	—	—
State	—	—

	$500	$—

Deferred Tax:
Canada	$—	$—
US	—	—
State	—	—

	—	—

	$500	$—

A reconciliation of income taxes to the amount computed by applying the statutory federal income tax rate to the net loss is as follows (in thousands, except income tax rates):

	For the Years Ended December 31,
	2013	2012
Combined federal and provincial income tax rates	25.75%	25.00%
Income tax benefit at statutory rates	$(2,742)	$(5,299)
State income tax, net of federal benefit	(67)	(46)
Permanent items	128	80
Tax credits	(681)	(81)
Non-deductible stock-based compensation	91	132
Foreign withholding tax	500	—
Expired NOLs	120	—
Rate differential	(116)	(107)
Rate change	(739)	—
Other	(61)	(36)
Revaluation of warrant liability	(176)	—
Change in valuation allowance	4,243	5,357

Income tax expense	$500	$—

Significant components of the Company’s deferred tax assets as of December 31, 2013 and 2012 are shown below (in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards (non-capital losses)	$17,974	$15,618
Scientific research and development	2,494	2,574
Tax credits	3,646	2,655
Stock based compensation	602	241
Other, net	863	920
Share issue costs	1,728	198

Total deferred tax assets, net, before valuation allowance	27,307	22,206

Valuation allowance	(27,307)	(22,206)

Net deferred tax assets	$—	$—

Due to the operating losses since inception, a valuation allowance has been recognized to offset net deferred assets as realization of such deferred tax assets is not more likely than not. During the years ended December 31, 2013 and 2012, the valuation allowance on the deferred tax assets increased by $5.1 million and $5.8 million, respectively.

At December 31, 2013, the Company has tax losses for income tax purposes in Canada and in the United States which may be used to reduce taxable income. The income tax benefit, if any, of these losses has not been recorded due to the uncertainty of its recovery. Based upon statute, losses are expected to expire as follows (in thousands):

Expiration date	Canada	U.S. Federal	Total
2014	$1,251	$—	$1,251
2015	3,393	—	3,393
2026	3,369	—	3,369
2027	4,977	—	4,977
2028	5,663	—	5,663
2029	4,513	—	4,513
2030	4,099	—	4,099
2031	12,161	—	12,161
2032	18,275	—	18,275
2033	10,820	393	11,213

	$68,521	$393	$68,914

In addition, the Company has $0.4 million of U.S. state net operating loss carryforwards which begin to expire in 2033.

At December 31, 2013, the Company had investment tax credits in Canada and research and development tax credits in the United States that expire as follows (in thousands).

Expiration date	Canada	U.S. Federal	Total
2015	$30	$—	$30
2016	79	—	79
2017	139	—	139
2018	198	—	198
2019	193	—	193
2020	40	—	40
2021	9	—	9
2023	33	—	33
2024	111	—	111
2025	235	—	235
2026	227	—	227
2027	354	—	354
2028	444	—	444
2029	562	—	562
2030	175	—	175
2031	26	62	88
2032	—	335	335
2033	—	249	249

	$2,855	$646	$3,501

In addition, the Company has $0.3 million of California research and development tax credits which carry forward indefinitely as well as foreign tax credits in Canada of $0.5 million that begin to expire in 2023.

The Company’s Canadian tax years are subject to inspection from 2008 forward. The Company’s United States Federal and California 2011 tax returns are subject to examination by taxing authorities.

The future utilization of the Company’s research and development credit carry forwards and net operating loss carry forwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or may occur in the future. The Tax Reform Act of 1986 (the “Act”) limits a company’s ability to utilize certain tax credit carry forwards and net operating loss carry forwards in the event of a cumulative change in ownerships in excess of 50% as defined in the Act.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. For the years ended December 31, 2013 and 2012, we have not recognized any interest or penalties related to income taxes.

In 2011, the Company adopted the recognition and measurement principals under ASC740, “Income Taxes” (ASC740) regarding the recognition of tax benefits. In accordance with ASC740, tax benefits are only recognized when a position is more likely than not of being sustained. Tax benefits are then measured using a cumulative benefit approach whereby the largest amount of tax benefit that is more likely than not of being sustained is recognized. The Company has no unrecognized benefits recorded as of December 31, 2013 and 2012.

The American Taxpayer Relief Act of 2012 was enacted into law on January 2, 2013. The change in tax law, which reinstated the United States federal research and development tax credit retroactively from January 1, 2012 through December 31, 2013. The retroactive impact related to 2012 was treated as a discrete tax item during the first quarter of 2013.

16.	Commitments and contingencies

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

Total rent expense under operating leases was $0.1 million, $0.2 million and $0.1 million for the year ended December 31, 2013, 2012 and 2011, respectively.

Future minimum lease payments under non-cancelable operating leases at December 31, 2013 are as follows (in thousands):

Future rent payments
2014	$141
2015	117
2016	117
2017	49

Total	$424

License agreements

The Company has license agreements with third parties that require the Company to make annual license maintenance payments and contingent future payments upon the success of licensed products that include milestone and/or royalties. Minimum future payments over the next five years are not material.

Purchase commitments

The Company is required to schedule its manufacturing activities in advance. If the Company cancels any of these scheduled activities without proper notice the Company would be required to pay penalties equal to the cost of the originally scheduled activity. The Company estimates that the cost of these penalties would be approximately $1.8 million at December 31, 2013 if the Company cancels the scheduled activities. The amounts recorded under this manufacturing contract included in research and development was $2.8 million, $4.5 million and $1.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

17.	401(k) Plan

Effective July 2012, the Company established a deferred compensation plan (the “401(k) Plan”) pursuant to Section 401(k) of the Internal Revenue Code of 1986 where by all employees, subject to certain age requirement can contribute pretax earnings to the plan. The Company makes safe harbor contributions to the 401(k) Plan up to 4% of eligible compensation, subject to limitations under the Code. The Company’s total contributions to the 401(k) Plan were $0.1 million for each of the years ended December 31, 2013 and 2012.

18.	Selected Quarterly Financial Data (Unaudited)

2013	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)
Revenues	$5,000	$—	$—	$—
Net loss	$(117)	$(2,641)	$(2,952)	$(5,438)
Net loss per common share, basic and diluted	$(0.04)	$(0.84)	$(.31)	$(0.34)

2012	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)
Revenues	$—	$—	$—	$—
Net loss	$(4,537)	$(5,696)	$(5,630)	$(5,330)
Net loss per common share, basic and diluted	$(1.64)	$(1.81)	$(1.79)	$(1.69)

Revenues and net income are rounded to thousands each quarter. Therefore, the sum of the quarterly amounts may not equal the annual amounts reported. Net income per common share, basic and diluted, are computed independently for each quarter and the full year based upon respective average shares outstanding. Therefore, the sum of the quarterly net income per common share amounts may not equal the annual amounts reported.

19.	Subsequent Events

On January 31, 2014, the Company and Warburg Pincus Private Equity X, L.P. and Warburg Pincus X Partners, L.P. entered into an Omnibus Amendment to Common Shares Purchase Warrants related to Warburg Pincus Private Equity X, L.P.’s and Warburg Pincus X Partners, L.P.’s outstanding common share purchase warrants. On February 14, 2014, Sophiris Bio Inc. (“the Company”) and Oxford Finance LLC entered into an Omnibus Amendment to Warrants to Purchase Common Shares related to Oxford Finance LLC’s outstanding common share purchase warrants. These agreements provide for the following:

(i)	the amendment of the exercise price and number of shares underlying each of the outstanding common share purchase warrants to reflect the 52-for-1 share consolidation effected by the Company on August 9, 2013; and

(ii)	the amendment of the existing exercise price which is denominated in Canadian dollars to be restated into U.S. dollars. The agreement stipulates that the conversion of the exercise price will be completed utilizing the exchange rate in effect on the date of the issuance of each warrant.

No new common share purchase warrants were issued as a result of the execution of this agreement.

As a result of the amendment of the exercise price from Canadian dollars to U.S. dollars the Company will no longer be required revalue the fair value of these warrants subsequent to their amendment. The Company expects to calculate the fair value of these warrants on the date of their amendment. The change in the fair value from December 31, 2013 to the amendment date will be included in our statement of operations and comprehensive loss.

The Company will continue to revalue approximately 123,000 warrants which continue to have exercise prices denominated in Canadian dollars at each future reporting date.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On January 10, 2013, with the approval of the audit committee of our board of directors, we engaged PricewaterhouseCoopers LLP (U.S), or PwC U.S., as our new independent registered public accounting firm. During the period January 1, 2012 through January 10, 2013, neither we nor anyone on our behalf consulted PwC U.S. regarding either (1) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or (2) any matter that was a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K. PwC U.S. has reported on our consolidated financial statements for the fiscal year ended December 31, 2012.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As of December 31, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2013.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

Part III.

Certain information required by Part III of this Annual Report on Form 10-K is omitted from this report because the registrant will file a definitive Proxy Statement within 120 days after the end of its fiscal year pursuant to Regulation 14A for its 2014 Annual Meeting of Stockholders to be held within 180 days of December 31, 2013, referred to as the Proxy Statement, and the information included therein is incorporated herein by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the Proxy Statement under the sections entitled “Election of Directors” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

We have adopted a code of ethics for directors, officers (including our principal executive officer, principal financial officer and principal accounting officer) and employees, known as the Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics is available on our website at http://www.sophiris.com under the Corporate Governance section of our Investor Relations page. We will promptly disclose on our website (i) the nature of any amendment to the policy that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (ii) the nature of any waiver, including an implicit waiver, from a provision of the policy that is granted to one of these specified individuals that is required to be disclosed pursuant to SEC rules and regulations, the name of such person who is granted the waiver and the date of the waiver.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the information from the Proxy Statement under the sections entitled “Executive Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the information from the Proxy Statement under the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the information from the Proxy Statement under the sections entitled “Election of Directors” and “Certain Relationships and Related Transactions.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the information from the Proxy Statement under the section entitled “Principal Accountant Fees and Services.”

Part IV.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a) Documents filed as part of this report.

1. Financial Statements. We have filed the following documents as part of this Annual Report:

2. Financial Statement Schedules.

All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

(b) Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit number	Description of Exhibit	Incorporated by Reference or Attached Hereto

3.1	Certificate of Amalgamation of the Company, dated January 1, 2005	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

3.2	Notice of Articles of the Company	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

3.3	Articles of the Company	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

4.1	Form of Common Share Certificate	Incorporated by reference to the Amendment No. 4 to the Registrant’s Form S-1/A (SEC File No. 333-186724) filed on July 15, 2013.

4.2	Form of Common Share Purchase Warrant issued in connection with the Company’s March 2010 Private Placement	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

4.3	Form of Common Share Purchase Warrant Issued in connection with the initial closing pursuant to our Investment Agreement by and between the Company, Warburg Pincus Private Equity X, L.P. and Warburg Pincus X Partners, L.P., dated September 28, 2010.	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

4.4	Form of Common Share Purchase Warrant Issued in connection with the subsequent closings pursuant to our Investment Agreement by and between the Company, Warburg Pincus Private Equity X, L.P. and Warburg Pincus X Partners, L.P., dated September 28, 2010.	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

4.5	Common Share Purchase Warrant Issued to Oxford Finance LLC	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

4.6	Common Share Purchase Warrant Issued to Oxford Finance LLC	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

4.7	Registration Rights Agreement by and between the Company, Warburg Pincus Private Equity X, L.P. and Warburg Pincus X Partners, L.P., dated November 19, 2010	Incorporated by reference to the Amendment No. 5 to the Registrant’s Form S-1/A (SEC File No. 333-186724) filed on August 2, 2013.

10.1	Amended and Restated 2011 Stock Option Plan	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

10.2+	Form of Option Certificate	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

Exhibit number	Description of Exhibit	Incorporated by Reference or Attached Hereto

10.3	Investment Letter Agreement by and between the Company and Oxford Finance LLC, dated July 15, 2011	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

10.4+	Form of Indemnification Agreement by and between the Company and each of its directors	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

10.5+	Employment Agreement between Sophiris Bio Corp. and Alexander Casdin, dated October 10, 2011	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

10.6+	Separation Letter Agreement by and between the Company and Alexander Casdin, dated October 22, 2012	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

10.7+	Employment Agreement by and between Sophiris Bio Corp. and Allison Hulme, Ph.D., dated March 31, 2011	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

10.8+	Employment Agreement between Sophiris Bio Corp. and Randall E. Woods, dated August 16, 2012	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

10.9+	Employment Agreement between Sophiris Bio Corp. and Peter Slover, dated March 19, 2012	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

10.10*	Exclusive License Agreement effective September 30, 2004 by and among UVIC Industry Partnerships Inc., The Johns Hopkins University and the Company	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

10.11	Amendment to Exclusive License Agreement by and among UVIC Industry Partnerships Inc., The Johns Hopkins University and the Company, dated January 10, 2005	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

10.12*	Exclusive License Agreement effective October 16, 2009 by and among UVIC Industry Partnerships Inc., The Johns Hopkins University and the Company	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

10.13*	Exclusive License Agreement by and between the Company and Kissei Pharmaceuticals Co., Ltd., dated April 28, 2010	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

10.14	Exclusive License Amending Agreement by and among UVIC Industry Partnerships Inc., The Johns Hopkins University and the Company, dated July 1, 2010, with respect to the Exclusive License Agreement effective September 30, 2004 by and among UVIC Industry Partnerships Inc., The Johns Hopkins University and the Company	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

Exhibit number	Description of Exhibit	Incorporated by Reference or Attached Hereto

10.15	Exclusive License Amending Agreement by and among UVIC Industry Partnerships Inc., The Johns Hopkins University and the Company, dated July 1, 2010, with respect to the Exclusive License Agreement effective October 16, 2009 by and among UVIC Industry Partnerships Inc., The Johns Hopkins University and the Company	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

10.16	Office Service Agreement by and between RGN Management Limited Partnership and the Company, dated February 22, 2011, as amended by Addendum to Service Agreement by and between Regus HSBC and the Company, dated February 28, 2011, and Addendum to Office Service Agreement by and between Regus Management Group, LLC and the Company, effective May 11, 2012	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

10.17	Standard Lease by and between Allison-Zongker, L.P. and the Company, dated April 15, 2011	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

10.18	First Amendment to that Certain Lease Agreement dated April 15, 2011 by and between Allison-Zongker, L.P. and the Company, effective April 2, 2012	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

10.19	Loan and Security Agreement by and between the Company and Oxford Finance LLC, dated July 15, 2011	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

10.20	Intellectual Property Security Agreement by and between Sophiris Bio Inc. and Oxford Finance LLC, executed July 15, 2011	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

10.21	Intellectual Property Security Agreement by and between Sophiris Bio Corp. and Oxford Finance LLC, executed July 15, 2011	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

10.22	Indemnification Letter Agreement by and between the Company, Warburg Pincus Private Equity X, L.P. and Warburg Pincus X Partners, L.P., dated November 19, 2010	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

10.23*	Technology Transfer and Supply Agreement by and between Boehringer Ingelheim RCV GmbH & Co KG and the Company, dated June 29, 2012	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

10.24	Non-employee Director Compensation Program	Incorporated by reference to the Current Report on Form 8-K filed on October 31, 2013.

10.25	First Amendment to Loan and Security Agreement by and among the Company, each of its subsidiaries and Oxford Finance LLC, dated January 17, 2013	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

10.26	Agreement Respecting Intellectual Property by and between the Company and Dr. J. Thomas Buckley, dated February 12, 2003, as amended by the Amendment Agreement dated May 5, 2004	Incorporated by reference to the Amendment No. 4 to the Registrant’s Form S-1/A (SEC File No. 333-186724) filed on July 15, 2013.

Exhibit number	Description of Exhibit	Incorporated by Reference or Attached Hereto

10.27	Second Amendment to Loan and Security Agreement by and among the Company, each of its subsidiaries and Oxford Finance LLC, dated July 31, 2013	Incorporated by reference to the Amendment No. 5 to the Registrant’s Form S-1/A (SEC File No. 333-186724) filed on August 2, 2013.

23.1	Consent of Independent Registered Public Accounting Firm	Attached hereto

23.2	Consent of Independent Registered Public Accounting Firm	Attached hereto

24.1	Power of Attorney (included on signature page)	Attached hereto

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended	Attached hereto.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended	Attached hereto.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached hereto.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached hereto.

101.INS**	XBRL Instance Document	Attached hereto.

101.SCH**	XBRL Taxonomy Extension Schema Document	Attached hereto.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	Attached hereto.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	Attached hereto.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	Attached hereto.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	Attached hereto.

+	Indicates management contract or compensatory plan.
*	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
**	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on the 14th day of March, 2014.

SOPHIRIS BIO INC.

By:	/s/ Randall E. Woods
Randall E. Woods Chief Executive Officer and President

KNOW ALL PERSONS BY THESE  PRESENTS, that each person whose signature appears below constitutes and appoints Randall E. Woods and Peter T. Slover, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Randall E. Woods Randall E. Woods	Chief Executive Officer, President and Director (Principal Executive Officer)	March 14, 2014

/s/ Peter T. Slover Peter T. Slover	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer )	March 14, 2014

/s/ Lars Ekman, M.D., Ph.D. Lars Ekman, M.D., Ph.D.	Executive Chairman and Director	March 14, 2014

/s/ John Geltosky, Ph.D. John Geltosky, Ph.D.	Director	March 14, 2014

/s/ Jim Heppell Jim Heppell	Director	March 14, 2014

/s/ Joseph Turner Joseph Turner	Director	March 14, 2014

/s/ William R. Rohn William R. Rohn	Director	March 14, 2014