Form 10-Q
period 2014-03-31
SOPHIRIS BIO INC.
filed 2014-05-13
CIK 1563855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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

As of May 1, 2014, the registrant had 16,149,871 shares of Common Stock (no par value) outstanding.

SOPHIRIS BIO INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Sophiris Bio Inc.

(A Development Stage Company)

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

(Unaudited)

	March 31,	December 31,
	2014	2013
Assets:
Current assets:
Cash and cash equivalents	$18,632	$14,839
Securities available-for-sale	21,644	33,310
Other receivables	53	48
Prepaid expenses	3,882	3,598

Total current assets	44,211	51,795
Property and equipment, net	55	78
Other long-term assets	19	19

Total assets	$44,285	$51,892

Liabilities and shareholders’ equity:
Current liabilities:
Accounts payable	$4,422	$1,470
Accrued expenses	1,093	2,181
Current portion of promissory notes	5,284	6,877

Total current liabilities	10,799	10,528
Warrant liability	20	883
Stock-based compensation liability	181	202

Total liabilities	11,000	11,613

Commitments and contingencies (Note 11)
Shareholders’ equity:
Common shares, unlimited authorized shares, no par value; 16,149,871 shares issued and outstanding at March 31, 2014 and December 31, 2013	111,204	111,204
Contributed surplus	15,286	13,824
Accumulated other comprehensive gain	101	98
Deficit accumulated during development stage	(93,306)	(84,847)

Total shareholders’ equity	33,285	40,279

Total liabilities and shareholders’ equity	$44,285	$51,892

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sophiris Bio Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,		Cumulative period from January 11, 2002 (date of inception) to March 31, 2014
	2014	2013
Revenues:
License revenue	$—	$5,000	$8,000
Operating expenses:
Research and development	6,830	2,871	66,754
General and administrative	1,451	1,246	30,440

Total operating expenses	8,281	4,117	97,194

Other income (expense):
Interest expense	(208)	(399)	(4,491)
Interest income	17	—	1,078
Gain on revaluation of warrant liability	29	—	719
Other income (expense), net	(17)	(101)	(603)

Total other income (expense)	(179)	(500)	(3,297)

Net income (loss) before income taxes	(8,460)	383	(92,491)
Income tax expense	—	(500)	(815)

Net loss	$(8,460)	$(117)	$(93,306)

Basic and diluted loss per share	$(0.52)	$(0.04)

Weighted average number of outstanding shares – basic and diluted	16,150	3,150

Other comprehensive income (loss):
Foreign currency translation adjustment	—	108	99
Unrealized gain on securities available-for-sale	3	—	2

Total other comprehensive loss	$(8,457)	$(9)	$(93,205)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sophiris Bio Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,		Cumulative period from January 11, 2002 (date of inception) to March 31, 2014
	2014	2013
Cash flows used in operating activities
Net loss for the period	$(8,460)	$(117)	$(93,306)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock-based compensation	609	252	6,120
Accretion of debt discount	68	109	1,178
Depreciation of property and equipment	21	21	627
Amortization of intangible assets	—	—	1,205
Amortization of promissory note issuance costs	17	32	348
Amortization of discount on available-for-sale securities	17	—	26
Impairment loss	—	—	176
Change in fair value warrant liability	(29)	—	(719)
Foreign exchange transaction (gain) loss	16	124	(1,425)
Loss on disposal of assets	2	—	29
Other	—	—	182
Changes in operating assets and liabilities:
Milestone payment due from Kissei	—	(5,000)	—
Other receivables	(5)	(24)	4
Prepaid expenses	(301)	227	(4,217)
Other long-term assets	—	12	(19)
Accounts payable	2,947	1,553	3,932
Accrued expenses	(1,036)	(877)	1,298
Withholding tax payable	—	500	—

Net cash used in operating activities	(6,134)	(3,188)	(84,561)

Cash flows provided by (used in) investing activities
Purchases of property and equipment	—	(3)	(725)
Proceeds from the disposal of property and equipment	—	—	13
Acquisition of intangible assets	—	—	(1,372)
Maturities of securities available-for-sale	15,450	—	16,562
Purchases of securities available-for-sale	(3,799)	—	(38,232)

Net cash provided by (used in) investing activities	11,651	(3)	(23,754)

Cash flows provided by (used in) financing activities
Issuance of common shares from private placement, net of issuance cost	—	—	50,179
Issuance of common shares from public offering, net of issuance cost	(53)	(454)	60,017
Issuance of preferred shares, net of issuance cost	—	—	465
Cash acquired on reverse acquisition	—	—	818
Issuance of common shares on exercise of warrants	—	—	8,702
Issuance of common shares on exercise of stock options	—	—	514
Cash received from the issuance of promissory notes	—	—	15,000
Principal payments on notes payable	(1,661)	(1,422)	(10,375)
Increase in lease obligations	—	—	120
Capital lease payments	—	—	(120)
Other	—	—	4

Net cash (used in) provided by financing activities	(1,714)	(1,876)	125,324

Effect of exchange rate changes on cash and cash equivalents	(10)	(48)	1,623

Net increase (decrease) in cash and cash equivalents	3,793	(5,115)	18,632
Cash and cash equivalents at beginning of period	14,839	9,721	—

Cash and cash equivalents at end of period	$18,632	$4,606	$18,632

Supplemental disclosures of non-cash investing and financing activities:
Reclassification of fair value of warrant liability to equity as a result of the amendment of the underlying common share purchase warrants	$834	$—

Change in the fair value of stock-based compensation liability recorded to contributed surplus	$20	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sophiris Bio Inc.

(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1.	Nature of the business

Company

Sophiris Bio Inc. or the Company or Sophiris is a clinical-stage biopharmaceutical development stage company currently developing PRX302 for treatment of the symptoms of benign prostatic hyperplasia, or BPH, commonly referred to as an enlarged prostate. The Company is governed by the British Columbia Business Corporations Act and began operations on January 11, 2002. The Company’s operations were initially located in Vancouver, British Columbia until April 2011, when its core activities and headquarters relocated from Vancouver, British Columbia to San Diego, California. Effective April 2, 2012, the Company changed its name from Protox Therapeutics Inc. to Sophiris Bio Inc.

Since its inception, the Company has devoted substantially all of its efforts to research and development, recruiting management and technical staff, acquiring assets and raising capital. In addition, the Company has not begun to commercialize or generate revenues from any product candidate. Accordingly, the Company is considered to be in the development stage, as defined in Accounting Standards Codification, or ASC, 915-10, “Development Stage Enterprises”.

The condensed consolidated financial statements include the accounts of Sophiris Bio Inc. and its wholly-owned subsidiaries, Sophiris Bio Corp. and Sophiris Bio Holding Corp., both of which are incorporated in the State of Delaware.

2.	Summary of significant accounting policies

Significant accounting policies followed by the Company in the preparation of its condensed consolidated financial statements are as follows:

Correction of a Prior Period Misstatement

During the second quarter of 2013, the Company identified an error in the consolidated statement of cash flows for the three months ended March 31, 2013. The Company paid $454,000 of financing costs during the first quarter of 2013 which amounts were previously reflected as an operating cash outflow and should have been reflected as a financing cash outflow. The consolidated statement of cash flows for the three months ended March 31, 2013 included herein has been revised to reflect the Company’s correction of this error. There was no impact to the consolidated balance sheet, consolidated statement of operations and comprehensive loss or consolidated statement of changes in shareholders’ equity (deficit) as a result of this revision. The error was not considered material to the previously issued consolidated financial statements.

Basis of consolidation

The condensed consolidated financial statements include the accounts of the Company, Sophiris Bio Corp. and Sophiris Bio Holding Corp. All intercompany balances and transactions have been eliminated for purposes of consolidation.

Basis of presentation and use of estimates

        The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States, or GAAP, for the interim financial information and the rules and regulations of the Securities and Exchange Commission, or SEC, related to quarterly reports on Form 10-Q. Accordingly, they do not include all of the information and disclosures required by GAAP for annual audited financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, or Annual Report, filed with the SEC. GAAP requires the Company’s management to make estimates and judgments that may affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. The Company bases estimates and judgments on historical experience and on various other factors that it believes to be reasonable under the circumstances. The significant estimates in these condensed consolidated financial statements include revenue recognition, stock-based compensation expense, warrant liability, functional currency and accrued research and development expenses, including accruals related to the Company’s ongoing clinical trial. The Company’s actual results may differ from these estimates. The Company evaluates its estimates on an ongoing basis. Changes in estimates are reflected in reported results in the period in which they become known by the Company’s management. In the opinion of management, these condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. The results of operations for the interim periods shown in this report are not necessarily indicative of the results that may be expected for any future period, including the full year.

Foreign currency

Functional currency

Prior to August 2013 the functional currency of Sophiris Bio Inc. had been the Canadian dollar and the functional currency of Sophiris Bio Corp. and Sophiris Bio Holding Corp. had been the U.S. dollar. Subsequent to the completion of the Company’s initial public offering on the NASDAQ Global Market, or NASDAQ, the Company reviewed the underlying indicators of the primary economic environment in which Sophiris Bio Inc. operates. Based upon this review, the Company determined that the functional currency of Sophiris Bio Inc. changed from the Canadian dollar to the U.S. dollar effective August 16, 2013, the date of the Company’s U.S. initial public offering.

Reclassification of Warrants

The change in the functional currency of Sophiris Bio Inc. to the U.S. dollar effective August 16, 2013 effects how the Company accounts for its previously issued common share purchase warrants which have exercise prices denominated in Canadian dollars, a currency that is not the Company’s functional currency. Upon the change in functional currency, the Company calculated the fair value of its warrants with exercise prices in Canadian dollars utilizing the Black Scholes valuation model and classified the fair value as a long term liability in accordance with ASC 815, “Derivatives and Hedging”. The valuation of $1.6 million was calculated upon the change in functional currency. At each reporting period the Company will adjust the fair value of the warrant liability and any corresponding increase or decrease to the warrant liability will be recorded as a component of other income (expense) on the consolidated statement of operations and comprehensive loss. The estimated fair value is determined using the Black-Scholes valuation model based on the estimated value of the underlying common shares at the valuation measurement date, the remaining contractual term of the warrants, risk-free interest rates, expected dividends and expected volatility of the price of the underlying common shares.

Warrant Liability

On January 31, 2014, the Company and Warburg Pincus Private Equity X, L.P. and Warburg Pincus X Partners, L.P. entered into an Omnibus Amendment to Common Share Purchase Warrants related to Warburg Pincus Private Equity X, L.P.’s and Warburg Pincus X Partners, L.P.’s 769,231 outstanding common share purchase warrants. On February 14, 2014, The Company and Oxford Finance LLC entered into an Omnibus Amendment to Warrants to Purchase Common Shares related to Oxford Finance LLC’s 26,971 outstanding common share purchase warrants. These amendments provided for the following:

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

As a result of the conversion of the exercise prices from Canadian dollars to U.S. dollars the Company is no longer required to revalue the fair value of these warrants subsequent to their amendment. Upon the amendment of these common share purchase warrants the Company calculated a fair value on the date of their amendments using the Black-Scholes valuation model. As a result the Company recorded a $4,000 loss in its statement of operations and comprehensive loss which represents the change in the fair value of the common share purchase warrants from January 1, 2014 to the date of their amendments. The Company then reclassified the fair value as of the date of their amendments of $0.8 million for the amended common share purchase warrants from warrant liability to contributed surplus.

The Company continues to revalue at each reporting period 122,670 common share purchase warrants which continue to have exercise prices denominated in Canadian dollars.

Transactions and balances

Prior to the change in functional currency to U.S. dollars, all assets and liabilities of this entity were translated into U.S. dollars at the rate of exchange on the balance sheet date. Revenue and expense components were translated to U.S. dollars using the average exchange rate for the period. Gains and losses resulting from foreign currency translation are recorded in accumulated other comprehensive gain (loss), which is a separate component of stockholders’ equity. Foreign currency transaction gains and losses are recognized as a component of other income (expense), net. The Company recorded foreign exchange transaction losses of $16,000 and $0.1 million for the three months ended March 31, 2014 and 2013, respectively.

Cash and cash equivalents

Cash equivalents are short-term, highly liquid investments with an original maturity of three months or less at the date of purchase.

Securities Available-for-Sale

Investments with an original maturity of more than three months when purchased have been classified by management as securities available-for-sale. Such investments are carried at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive gain (loss) in shareholders’ equity. Realized gains and losses on available-for-sale securities are included in interest income. No other-than-temporary impairments were identified for the investment securities held by the Company as of March 31, 2014 or December 31, 2013.The cost of investment securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. The cost of securities sold is based on the specific-identification method. The Company has classified all of its investment securities as available-for-sale, including those with maturities beyond one year, as current assets on the consolidated balance sheets based on the highly liquid nature of the investment securities and because these investment securities are considered available for use in current operations.

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

Historically the Company has issued its stock options with a Canadian dollar denominated exercise price. Subsequent to the Company’s initial public offering on the NASDAQ, the Company has issued its stock options with an U.S. dollar denominated exercise price.

Effective November 13, 2013, the Company voluntarily delisted from the Toronto Stock Exchange, or TSX. Subsequent to November 13, 2013, the Company’s securities are being actively traded on only the NASDAQ.

As a result of the delisting from the TSX and the change in the Company’s functional currency to the U.S. dollar, the stock options granted with exercise prices denominated in Canadian dollars are now considered dual indexed as defined in ASC 718, “Compensation, Stock Compensation”. As a result of the stock options being dual indexed the Company is required to account for these stock options as a liability. Historically these options had been accounted for as equity. The estimated fair value is determined using the Black-Scholes valuation model based on the estimated value of the underlying common shares at the valuation measurement date, the remaining service period of the stock options, risk-free interest rates, expected dividends and expected volatility of the price of the underlying common shares. The fair value of the stock-based compensation liability was $181,000 at March 31, 2014. As the calculated fair value of the stock options at March 31, 2014 was less than the original grant date fair value no additional compensation expense was recorded in the consolidated statement of operations and comprehensive loss. The change in the fair value of the stock-based compensation liability from December 31, 2013 to March 31, 2014 of $21,000 was recorded as an adjustment to Contributed Surplus.

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding as of the three months ended March 31, 2014 and 2013 as the Company recorded a net loss in all periods and, therefore, they would be anti-dilutive (in thousands):

	Three Months Ended March 31,
	2014	2013
Options to purchase common shares	1,374	301
Common share purchase warrants	919	919

4.	Securities Available-for-Sale

Securities available-for-sale consisted of the following as of March 31, 2014 (in thousands):

	March 31, 2014
	Amortized Cost	Unrealized		Estimated Fair Value
		Gain	Loss
Commercial paper	$3,799	$—	$—	$3,799
U.S. government sponsored enterprise securities	12,458	1	(3)	12,456
Corporate debt securities	5,386	3	—	5,389

	$21,643	$4	$(3)	$21,644

The amortized cost and estimated fair value of the Company securities available-for-sale by contractual maturity as of March 31, 2014 are shown below (in thousands):

	March 31, 2014
	Amortized Cost	Unrealized		Estimated Fair Value
		Gain	Loss
Within one year	$21,120	$3	$(3)	$21,120
After one year	523	1	—	524

	$21,643	$4	$(3)	$21,644

Securities available-for-sale consisted of the following as of December 31, 2013 (in thousands):

	December 31, 2013
	Amortized Cost	Unrealized		Estimated Fair Value
		Gain	Loss
Commercial paper	$9,798	$—	$—	$9,798
U.S. government sponsored enterprise securities	17,007	2	(4)	17,005
Corporate debt securities	6,506	2	(1)	6,507

	$33,311	$4	$(5)	$33,310

The amortized cost and estimated fair value of the Company securities available-for-sale by contractual maturity as of December 31, 2013 are shown below (in thousands):

	December 31, 2013
	Amortized Cost	Unrealized		Estimated Fair Value
		Gain	Loss
Within one year	$30,430	$2	$(4)	$30,428
After one year	2,881	2	(1)	2,882

	$33,311	$4	$(5)	$33,310

5.	Fair value measurement and financial instruments

As of March 31, 2014, the Company has $37.8 million of securities consisting of money market funds, commercial paper, U.S. government sponsored enterprise securities and corporate debt securities with maturities that range from 1 day to 12 months with an overall average time to maturity of 3.5 months. The Company has the ability to liquidate these investments without restriction. The Company determines fair value for securities with Level 1 inputs through quoted market prices. The Company determines fair value for securities with Level 2 inputs through broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. The Company’s Level 2 securities have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, typically utilizing third party pricing services or other observable market data. The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, and other industry and economic events. The Company’s Level 3 inputs are unobservable inputs based on the Company’s assessment that market participants would use in pricing the instruments.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis for the periods presented (in thousands):

	March 31, 2014	Level 1	Level 2	Level 3
Assets:
Money market funds	$3,107	$3,107	$—	$—
Commercial paper	16,888	—	16,888	—
U.S. government sponsored enterprise securities	12,456	—	12,456	—
Corporate debt securities	5,389	—	5,389	—

	March 31, 2014	Level 1	Level 2	Level 3
Total assets	$37,840	$3,107	$34,733	$—

Liabilities:
Warrant liability	$20	$—	$—	$20
Stock-based compensation liability	181	—	—	181

Total liabilities	$201	$—	$—	$201

	December 31, 2013	Level 1	Level 2	Level 3
Assets:
Money market funds	$55	$55	$—	$—
Commercial paper	23,570	—	23,570	—
U.S. government sponsored enterprise securities	17,005	—	17,005	—
Corporate debt securities	6,507	—	6,507	—

Total assets	$47,137	$55	$47,082	$—

Liabilities:
Warrant liability	$883	$—	$—	$883
Stock-based compensation liability	202	—	—	202

Total liabilities	$1,085	$—	$—	$1,085

The Company calculates the fair value of the common share purchase warrants (level 3) at each reporting period utilizing a Black-Scholes valuation model. The following inputs were utilized in the Black-Scholes valuation model:

	March 31, 2014	December 31, 2013
Stock price	$3.33	$3.70
Weighted average exercise price	$30.57	$25.45
Risk-free interest rate	0.13%	0.62%
Volatility	126.69%	115.09%
Dividend yield	0.00%	0.00%
Expected life in years	0.96	2.51

The Company calculates the fair value of the stock-based compensation liability (level 3) at each reporting period utilizing a Black-Scholes valuation model. The following inputs were utilized in the Black-Scholes valuation model:

	March 31, 2014	December 31, 2013
Stock price	$3.33	$3.70
Weighted average exercise price	$17.00	$17.66
Risk-free interest rate	0.97%	1.00%
Volatility	93.99%	94.53%
Dividend yield	0.00%	0.00%
Expected life in years	3.17	3.42

The following table presents a reconciliation of the warrant liability measured at fair value using unobservable inputs (Level 3) (in thousands):

Three Months Ended March 31, 2014
Liabilities:
Balance at beginning of period:	$883
Reclassification of fair value of warrant liability to equity as a result of the amendment of the underlying common share purchase warrants	(834)
Change in fair value of warrant liability included in other income (expense), net	(29)

Balance at end of period:	$20

The following table presents a reconciliation of the stock-based compensation liability measured at fair value using unobservable inputs (Level 3) (in thousands):

Three Months Ended March 31, 2014
Liabilities:
Balance at beginning of period:	$202
Change in fair value of stock-based compensation liability recorded as an adjustment to contributed surplus	(21)

Balance at end of period:	$181

There were no transfers of assets or liabilities between the fair value measurement classifications.

6.	Prepaid expenses

Prepaid expenses as of March 31, 2014 and December 31, 2013 consisted of the following (in thousands):

	March 31,	December 31,
	2014	2013
Prepaid insurance	$204	$292
Prepaid research and development expenses	3,576	3,218
Other prepaid expenses	102	88

	$3,882	$3,598

As of March 31, 2014 and December 31, 2013, prepaid research and development expenses includes $3.1million and $2.7 million, respectively for upfront fees paid to our primary clinical research organizations assisting with our on-going Phase 3 clinical trial. The upfront fees will be relieved in future periods by offsetting future invoices based upon work completed.

7.	Accrued expenses

Accrued expenses as of March 31, 2014 and December 31, 2013 consisted of the following (in thousands):

	March 31,	December 31,
	2014	2013
Accrued personnel related costs	$471	$1,063
Accrued interest	37	50
Accrued research and development expenses	410	713
Other accrued expenses	175	355

	$1,093	$2,181

8.	Promissory notes

The roll forward of the secured promissory note is calculated as follows (in thousands):

Balance at December 31, 2013	6,877
Accretion of debt discount	68
Principal paid	(1,661)

Balance at March 31, 2014	$5,284

The Oxford loan has an interest rate of 9.50% per annum. The following table shows actual interest expensed and amortization of the debt discount that was charged to interest expense (in thousands):

	Three Months Ended March 31,
	2014	2013
Simple interest	$123	$258
Accretion of debt discount	68	109
Amortization of promissory notes issuance costs	17	32

	$208	$399

The promissory notes will mature in November of 2014. Total remaining payments due under the promissory notes is $5.5 million including the final payment of $0.8 million due upon repayment of the loan.

The Company calculated the fair value of the secured promissory notes as $4.4 million (Level 3) as of March 31, 2014. The fair value of long-term debt is based on the net present value of calculated interest and principal payments, using an interest rate of 11%, provided by the Company’s lender, which takes into consideration the financial position of the Company, the assessed credit rating of the Company by the lender and the interest rate environment at March 31, 2014. As part of this fair value assessment the Company also confirmed with its lender an appropriate warrant coverage of 6% associated with the promissory notes. The fair value of this equity component was derived using the Black-Scholes valuation model. The Company calculated the promissory notes’ fair value by allocating to equity and the debt based on their respective fair values.

9.	Stock-based compensation plan

Equity awards

The Company’s Amended and Restated 2011 Stock Option plan, or the Plan, provides for the granting of options for the purchase of common shares of the Company at the fair value of the Company’s common shares on the date of the option grant. Options are granted to employees, directors and non-employees. The board of directors or a committee appointed by the board of directors administers the Plan and has discretion as to the number, vesting period and expiry date of each option award. Historically the Company granted options to residents of the United States with an exercise price denominated in Canadian dollars, the functional currency of Sophiris Bio Inc. prior to the Company’s U.S. initial public offering. Following the Company’s U.S. initial public offering the Company will grant options with an exercise price denominated in U.S. dollars.

The Company recognized stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Research and development	$192	$64
General and administrative	417	188

Total	$609	$252

As of March 31, 2014 and 2013, there was $2.0 million and $0.9 million, respectively, of total unrecognized compensation costs related to non-vested stock awards. As of March 31, 2014 and 2013, the Company expects to recognize those costs over weighted average periods of approximately 1.3 years and 1.5 years, respectively.

The fair values of options granted during the three months ended March 31, 2014 and 2013 were estimated at the date of grant using the following weighted-average assumptions:

	Three Months Ended March 31,
	2014	2013
Expected life of the option term (years)	3.8	3.9
Risk-free interest rate	1.3%	1.4%
Dividend rate	0%	0%
Volatility	77.3%	65.0%
Forfeiture rate	4.4%	8.8%

The following table summarizes stock option activity, including options issued to employees, directors and non-employees (in thousands, except per share):

	Options outstanding	Weighted average exercise price	Currency
Outstanding at January 1, 2014	1,362	$7.10	US
Options granted	19	3.53	US
Options forfeited	(7)	28.69	CND

Outstanding at March 31, 2014	1,374	$6.93	US

The total amounts for options outstanding at March 31, 2014 include options with exercise prices denominated in Canadian dollars and U.S. Dollars and the Canadian dollar amounts have been converted to U.S. dollars at the exchange rate as of March 31, 2014 for purposes of the calculation.

10.	Kissei Agreement

In April 2010, the Company entered into an exclusive license agreement for the development and commercialization of PRX302 (and other products covered by the licensed patent). The agreement with Kissei Pharmaceuticals Co., Ltd., a Japanese pharmaceutical company, or Kissei covers the development and commercialization of PRX302 in Japan for the treatment of the symptoms of BPH, prostate cancer, prostatitis or other diseases of the prostate. Pursuant to the agreement in 2010, the Company received an upfront license payment of $3.0 million. The Company has determined that the deliverables under this agreement included the license, the transfer of relevant technical information and participation in a periodic development meeting. The Company recognized the entire upfront license payment upon receipt as the license was deemed to have stand-alone value and no significant undelivered performance obligations were identified in connection with the license.

During the three months ended March 31, 2013, the Company recorded as revenue a $5.0 million non-refundable substantive milestone payment due from Kissei upon the achievement of certain development activities during this period. In accordance with the Company’s revenue recognition policy, the Company recognizes the receipt of milestone payments in accordance with the milestone method in the period in which the underlying triggering event occurs.

11.	Purchase Commitments

The Company is required to schedule its manufacturing activities in advance. If the Company cancels any of these scheduled activities without proper notice the Company would be required to pay penalties equal to the cost of the originally scheduled activity. The Company estimates that the cost of these penalties would be approximately $0.2 million at March 31, 2014 if the Company cancels the scheduled activities. The amounts recorded under this manufacturing contract included in research and development was $1.8 million and $0.9 million for the three months ended March 31, 2014 and 2013, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and notes included below in this Quarterly Report on Form 10-Q (this Quarterly Report) and the audited consolidated financial statements and notes as of and for the year ended December 31, 2013 included with our Annual Report on Form 10-K filed with the SEC. Operating results are not necessarily indicative of results that may occur in future periods.

This discussion and analysis contains forward-looking statements that involve a number of risks, uncertainties and assumptions. Actual events or results may differ materially from our expectations. Important factors that could cause actual results to differ materially from those stated or implied by our forward-looking statements include, but are not limited to, those set forth in “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us as of the time we file this Quarterly Report on Form 10-Q and, except as required by law, we undertake no obligation to update publicly or revise any forward-looking statements.

All dollar amounts are expressed in U.S. dollars unless otherwise noted. All amounts that are expressed on an as-converted from Canadian dollar to U.S. dollar basis are calculated using the conversion rate as of March 31, 2014 unless otherwise noted.

Overview

Background

We are a clinical-stage biopharmaceutical company focused on developing innovative products for the treatment of urological diseases. We are headquartered in San Diego, California and our common shares currently trade on the NASDAQ Global Market, or the NASDAQ. We are currently developing PRX302 as a treatment for the symptoms of benign prostatic hyperplasia, or BPH, commonly referred to as an enlarged prostate. PRX302 is designed to be a convenient treatment that is safer and less invasive than surgery and more effective and better tolerated than currently approved pharmaceutical therapies. In our Phase 2b clinical trial, we saw significant symptom relief from a single treatment of PRX302 that was sustained throughout the follow-up period of 12 months, and there were no drug-related erectile dysfunction or cardiovascular side effects reported. In 2009, we licensed exclusive rights to PRX302 from UVIC Industry Partnerships Inc., or UVIC, and The Johns Hopkins University, or Johns Hopkins, for the treatment of the symptoms of BPH. In April 2010, we entered into an exclusive license agreement with Kissei Pharmaceuticals Co., Ltd., or Kissei, pursuant to which we granted Kissei the right to develop and commercialize PRX302 in Japan for the treatment of the symptoms of BPH, prostate cancer, prostatitis or other diseases of the prostate.

On October 28, 2013, we announced that enrollment had begun and the first patients had been dosed in a Phase 3 trial of PRX302 (topsalysin) as a treatment for lower urinary tract symptoms of BPH. The Phase 3 international, multi-center study, called the PLUS-1 study, will enroll approximately 440 patients. The randomized, double-blind and vehicle-controlled study will assess the safety and efficacy of a single intraprostatic injection of PRX302 (0.6 µg/g prostate) for the treatment of BPH. The primary endpoint is the International Prostate Symptom Score (IPSS) total score change from baseline over 52 weeks. Secondary endpoints include Qmax (maximum urine flow) change from baseline (maximum urine flow) over 52 weeks.

Financial Operations Overview

Revenues

Our revenues to date consist of a $3.0 million up-front payment received from Kissei in 2010 and a $5.0 million non-refundable milestone payment for our achievement of certain development activities in 2013. We have no products approved for sale, and we have not generated any revenues from product sales.

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

We expense research and development costs as incurred. We account for nonrefundable advance payments for goods and services that will be used in future research and development activities as expenses when the service has been performed or when the goods have been consumed. Since our inception in January 2002 through March 31, 2014, we have incurred a total of $67 million in research and development expenses.

Essentially all of our research and development expenses related to PRX302 during the three months ended March 31, 2014 and 2013. We recognized research and development expenses as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Clinical research and development	$4,801	$1,907
Pre-clinical research and development	2	4
Manufacturing	1,835	896
Stock-based compensation expense	192	64

	$6,830	$2,871

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

Interest Expense

Interest expense primarily represents interest payable to Oxford, accretion of our debt discount and amortization of our issuance costs associated with our Oxford Loan.

Interest Income

We earn interest income from interest-bearing cash and investment accounts.

Gain on Revaluation of Warrant Liability

Sophiris Bio Inc. changed its functional currency from the Canadian dollar to the U.S. dollar subsequent to the completion of our initial public offering on the NASDAQ effective August 16, 2013.

Subsequent to the change in functional currency, the Company calculates the fair value of its warrants with exercise prices in Canadian dollars utilizing the Black Scholes pricing model and classified this fair value as a long term liability in accordance with Accounting Standards Codification, or ASC, 815, “Derivatives and Hedging”. At each reporting period subsequent to August 16, 2013, we adjust the fair value of the warrant liability and any corresponding increase or decrease to the warrant liability will be recorded as a component of other income (expense) on the consolidated statement of operations and comprehensive loss.

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

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the revenues and expenses incurred during the reported periods. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. There were no material changes to our critical accounting policies and estimates during the quarter ended March 31, 2014, except as outlined below.

Foreign Currency

Functional Currency

Historically the functional currency of Sophiris Bio Inc. has been the Canadian dollar and the functional currency of Sophiris Bio Corp. and Sophiris Bio Holding Corp. has been the U.S. dollar. Subsequent to the completion of the our initial public offering on the NASDAQ we reviewed the underlying indicators of the primary economic environment in which Sophiris Bio Inc. operates. Based upon this review, we have determined that the functional currency of Sophiris Bio Inc. has changed from the Canadian dollar to the U.S. dollar effective August 16, 2013, the date of our U.S. initial public offering.

The change in the functional currency of Sophiris Bio Inc. to the U.S. dollar effective August 16, 2013 affects how we account for our previously issued warrants which have exercise prices denominated in Canadian dollars, a currency that is no longer our functional currency. Upon the change in functional currency, we calculated the fair value of our warrants with exercise prices in Canadian dollars as $1.6 million utilizing the Black-Scholes valuation model and recorded this fair value as a long term liability in accordance with ASC 815, “Derivatives and Hedging”. At each reporting period subsequent to August 16, 2013, we will adjust the fair value of the warrant liability and any corresponding increase or decrease to the warrant liability is recorded as a component of other income (expense) on the consolidated statement of operations and comprehensive loss. The estimated fair value is determined using the Black-Scholes valuation model based on the fair value of the underlying common shares at the valuation measurement date, the remaining contractual term of the warrants, risk-free interest rates, expected dividends and expected volatility of the price of the underlying common stock.

On January 31, 2014, the Company and Warburg Pincus Private Equity X, L.P. and Warburg Pincus X Partners, L.P. entered into an Omnibus Amendment to Common Share Purchase Warrants related to Warburg Pincus Private Equity X, L.P.’s and Warburg Pincus X Partners, L.P.’s 769,231 outstanding common share purchase warrants. On February 14, 2014, the Company and Oxford Finance LLC entered into an Omnibus Amendment to Warrants to Purchase Common Shares related to Oxford Finance LLC’s 26,971 outstanding common share purchase warrants. These amendments provided for the following:

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

As a result of the conversion of the exercise price from Canadian dollars to U.S. dollars the Company is no longer required to revalue the fair value of these warrants subsequent to their amendment. Upon the amendment of these common share purchase warrants the Company calculated a fair value on the date of their amendments using the Black-Scholes valuation model. As a result the Company recorded a $4,000 loss in its statement of operations and comprehensive loss which represents the change in the fair value of the common share purchase warrants from January 1, 2014 to the date of their amendments. The Company then reclassified the fair value as of the date of their amendments of $0.8 million for the amended common share purchase warrants from warrant liability to contributed surplus.

The Company continues to revalue at each reporting date period approximately 122,670 common share purchase warrants which continue to have exercise prices denominated in Canadian dollars.

Results Of Operations

Comparison of the three months ended March 31, 2014 and 2013

The following table summarizes the results of our operations for the three months ended March 31, 2014 and 2013, together with the changes in those items in dollars (in thousands):

	Three Months Ended March 31,
	2014	2013	Change 2014 vs. 2013
License revenue	$—	$5,000	$(5,000)
Research and development expenses	6,830	2,871	3,959
General and administrative expenses	1,451	1,246	205
Interest expense	(208)	(399)	191
Interest income	17	—	17
Gain on revaluation of warrant liability	29	—	29
Other income (expense), net	(17)	(101)	84
Income tax expense	—	500	(500)

License revenue. During the three months ended March 31, 2013, we recorded as revenue a $5.0 million non-refundable milestone payment from Kissei upon our achievement of certain development activities, as such milestone had been achieved during the three months ended March 31, 2013.

Research and development expenses. Research and development expenses were $6.8 million in the three months ended March 31, 2014 compared to $2.9 million in the three months ended March 31, 2013. The increase in research and development costs is primarily due to a $3.8 million increase in costs associated with our Phase 3 clinical trial of PRX302 and a $0.9 million increase in the costs associated with manufacturing activities for PRX302. These increases are offset by a decrease of $0.4 million for license fees paid to UVIC and Johns Hopkins associated with our $5.0 million non-refundable milestone payment from Kissei. Research and development expenses included stock-based compensation expense of $0.2 million for the three months ended March 31, 2014 as compared to $0.1 million for the three months ended March 31, 2013.

General and administrative expenses. General and administrative expenses were $1.4 million in the three months ended March 31, 2014 compared to $1.2 million for the three months ended March 31, 2013. The increase is primarily due to the increase in stock-based compensation expense of $0.2 million from the three months ended March 31, 2013 to the three months ended March 31, 2014.

Interest expense. Interest expense was $0.2 million in the three months ended March 31, 2014 compared to $0.4 million in the same period in 2013. This decrease resulted from a reduction in interest expense related to our promissory notes with Oxford Finance. Interest expense related to Company’s promissory notes with Oxford Finance is expected to decline over the term of the loan as the total principal outstanding on the loan is paid down. The loan will be fully repaid by November 2014.

Interest income. Interest income of $17,000 was recorded for the three months ended March 31, 2014 as a result of interest earned on cash equivalents and available-for-sale securities.

Gain on revaluation of warrant liability. Gain on revaluation of the warrant liability was $29,000 for the three months ended March 31, 2014. The non-cash gain is associated with the change in the fair value of our warrant liability.

Other expense, net. Other expense, net was $17,000 for the three months ended March 31, 2014 compared to $0.1 million for the three months ended March 31, 2013. This change was primarily due to a $0.1 million decrease in foreign exchange losses from foreign currency transactions.

Income tax expense. The $5.0 million milestone payment that we recorded from Kissei during the three months ended March 31, 2013 was subject to a 10% Japanese withholding tax. As a result, we recorded income tax expense of $0.5 million for the three months ended March 31, 2013.

Liquidity and Capital Resources

Since our inception, our operations have been primarily financed through public and private sales of our common shares and a debt financing. Since inception, we have devoted our resources to funding research and development programs, including discovery research, preclinical studies and clinical trial activities.

At March 31, 2014, we had cash, cash equivalents and securities available-for-sale of $40.3 million and working capital of $33.4 million. We expect that our current cash, cash equivalents and securities available-for-sale as of March 31, 2014 will be sufficient to fund our operations for at least the next 12 months. The following table shows a summary of our cash flows for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Net cash provided by (used in):
Operating activities	$(6,134)	$(3,188)
Investing activities	11,651	(3)
Financing activities	(1,714)	(1,876)
Effect of exchange rate changes on cash and cash equivalents	(10)	(48)

Net increase (decrease) in cash and cash equivalents	$3,793	$(5,115)

Operating Activities

Net cash used in operating activities increased to $6.1 million for the three months ended March 31, 2014 compared to $3.2 million for the three months ended March 31, 2013. The increase in net cash used of $2.9 million between the three months ended March 31, 2013 to the three months ended March 31, 2014 was primarily due to an increase in our net loss and the payment of upfront fees to our clinical research organization for our Phase 3 clinical trial. The increase in our net loss from the three months ended March 31, 2013 to the three months ended March 31, 2014 is primarily related to an increase in our research and development expenses as a result of an increase in activities associated with our on-going Phase 3 clinical trial of PRX302.

Investing Activities

Net cash provided by investing activities was $11.7 million for the three months ended March 31, 2014, compared to $3,000 net cash used in investing activities for the three months ended March 31, 2013. The increase in net cash provided by investing activities during the three months ended March 31, 2014 represents the usage of the proceeds from the maturity of securities classified as available-for-sale to purchase securities with maturities less than 90 days which are therefore classified as cash and cash equivalents.

Financing Activities

Net cash used in financing activities was $1.7 million for the three months ended March 31, 2014, as compared to $1.9 million for the three months ended March 31, 2013. The cash used in financing activities during the three months ended March 31, 2014 and 2013 relates to principal payments on our outstanding promissory notes with Oxford and payment of issuance costs for the IPO.

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

Our primary market risk is the exposure to foreign currency exchange rate fluctuations. This risk arises from our holdings of foreign currency denominated cash and accounts payable. Changes in foreign currency exchange rates can create foreign exchange gains or losses to us. Our current foreign currency risk is primarily with the Canadian dollar and the Euro as a majority of the expenses incurred by us are denominated in the U.S. dollar. As of March 31, 2014, we had CND$0.2 million, or $0.2 million, as converted, Canadian dollars. A 10% change in the underlying exchange rate would result in a change of $16,000 in cash at March 31, 2014. We have minimal direct exposure to interest rate risks as we do not have variable rate financial liabilities. In addition, the Oxford Loan has a fixed interest rate of 9.5% therefore fluctuations in interest rates do not have an effect on the total outstanding principal due on the Oxford Loan.

We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment activities is to preserve principal and liquidity. To achieve this objective, we invest in a money market fund and high quality marketable debt instruments of corporations, financial institutions and government sponsored enterprises with contractual maturity dates of generally less than three years. We do not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt. If a 10% change in interest rates were to have occurred on March 31, 2014, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

Item 4.	Controls and Procedures

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

As of March 31, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2014.

Changes in Internal Control Over Financial Reporting

An evaluation was also performed under the supervision and with the participation of our management, including our chief executive officer and our principal financial officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting that occurred during our latest fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.-OTHER INFORMATION

Item 1a.	Risk Factors

You should consider carefully the following risk factors, together with all of the other information included or incorporated in this Quarterly Report, before making your decision whether to purchase or sell shares of our common stock. Each of these risk factors, either alone or taken together, could adversely affect our business, operating results, growth prospects and financial condition, as well as adversely affect the value of an investment in our common shares. If that were to happen, the trading price of our common stock could decline. There may be additional risks that we do not presently know of or that we currently believe are immaterial which could also impair our business and financial position. We have marked with an asterisk (*) those risk factors that reflect changes from the risk factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 14, 2014.

Risks Related to Our Business and Industry

* We are an early stage company with no approved products and no revenue from commercialization of our product.

We are at an early stage of development of our product candidate, PRX302, for the treatment of the symptoms of benign prostatic hyperplasia, or BPH. We have not completed the development of any product candidates and, accordingly, have not begun to commercialize or generate any product revenues from any product candidate. PRX302 requires significant additional clinical testing and investment prior to seeking marketing approval. A commitment of substantial resources by ourselves and potential partners to conduct time-consuming Phase 3 clinical trials for PRX302 will be required to meet applicable regulatory standards, obtain required regulatory approvals, and to successfully commercialize this product candidate. PRX302 is not expected to be commercially available for several years, if at all.

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

*We may experience delays in the commencement or completion of our clinical trials, which could result in increased costs to us and delay our ability to pursue regulatory approval and generate product revenues.

Delays in the commencement or completion of clinical testing could significantly impact our product development costs and could result in the need for additional financing. Although we initiated the first of our two planned Phase 3 clinical trials in October 2013, we do not know when or whether our second planned Phase 3 clinical trials of PRX302 will begin, or if either trial will be completed on time, or at all. The commencement or completion of clinical trials can be delayed for a variety of reasons, including delays in or related to:

•	raising sufficient capital to fund our second planned Phase 3 clinical trial;

•	obtaining regulatory approval, or feedback on trial design necessary, to commence a clinical trial;

•	identifying, recruiting and training suitable clinical investigators;

•	identifying, recruiting and enrolling suitable patients to participate in a clinical trial;

•	catastrophic loss of drug product due to shipping delays or delays in customs in connection with delivery of drug product to foreign countries for use in clinical trials;

•	reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;

•	obtaining sufficient quantities of PRX302 and the diluent used with PRX302 for use in clinical trials;

•	having patients complete a trial or return for post-treatment follow-up;

•	adding new clinical trial sites;

•	political unrest in countries where our clinical sites maybe located;

•	failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols;

•	failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions;

•	unforeseen safety issues or any determination that a clinical trial presents unacceptable health risks;

•	obtaining institutional review board, or IRB, approval to conduct a clinical trial at a prospective site; and

•	retaining patients who have initiated a clinical trial but may withdraw due to adverse side effects from the therapy, insufficient efficacy, fatigue with the clinical trial process or personal issues.

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

*We will need to increase the size of our organization and the scope of our outside vendor relationships, and we may experience difficulties in managing growth.

As of March 31, 2014 we had ten full-time employees. In addition, we have engaged part-time individual consultants to assist us with establishing accounting systems, managing vendors and CROs, project management, regulatory compliance and business development. We will need to expand our managerial, operational, financial and other resources in order to manage our operations and clinical trials, continue our research and development activities, and commercialize our product candidate. Our management and scientific personnel, systems and facilities currently in place may not be adequate to support our future growth. Our need to effectively manage our operations, growth and various projects requires that we:

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

*We rely on third parties to manufacture PRX302 and an ingredient used in the diluent used to administer PRX302, and we intend to rely on third parties to manufacture commercial supplies of PRX302, if and when it is approved. The development and commercialization of PRX302 could be stopped or delayed if any such third party fails to provide us with sufficient quantities of the product or the diluent or fails to do so at acceptable quality levels or prices or fails to maintain or achieve satisfactory regulatory compliance.

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

Although we have entered into an agreement for the manufacture of clinical supplies and initial commercial supplies of PRX302, BI may not perform as agreed, may be unable to comply with these cGMP requirements and with FDA, state and foreign regulatory requirements or may terminate its agreement with us. Moreover, we have not entered into a commercial supply agreement with BI and BI has not demonstrated that it will be capable of manufacturing PRX302 on a large commercial scale. Further, if our single source provider is unable to or decides to no longer supply BI or us with an ingredient for the diluent, we could experience delays in obtaining product for clinical trials until we procured another source or until we reformulate the product and we may be required to contract with another source in order to assure adequate commercial supply. Reformulation could result in significant further delays as we would be required to conduct additional clinical trials.

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

* Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and share price.

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

At March 31, 2014, we had $18.6 million of cash and cash equivalents and $21.6 million in securities available-for-sale. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents since March 31, 2014, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Further dislocations in the credit market may adversely impact the value and/or liquidity of cash equivalents owned by us.

* Fluctuations in foreign currency exchange rates could result in changes in our reported revenues and earnings.

We currently incur expenses denominated in foreign currencies, specifically in connection with our manufacturing and supply agreement with Boehringer Ingelheim RCV GmbH & Co KG for the manufacture of PRX302, for which payments are denominated in euro. In addition, we expect that we will utilize numerous clinical trial sites as part of our first Phase 3 clinical trial for PRX302 which will be located in various countries outside of the United States. We expect that these clinical trial sites will invoice us in the local currency of the site. We do not engage in foreign currency hedging arrangements for our accounts payable, and, consequently, foreign currency fluctuations may adversely affect our earnings. During the three months ended March 31, 2014 and 2013, 33.4% and 20%, respectively, of our operating expenses were denominated in currencies other than the U.S. dollar. Going forward we anticipate that our sales and expenses, if any, will be denominated in the local currency of the country in which they occur. We may decide to manage this risk by hedging our foreign currency exposure, principally through derivative contracts. Even if we decide to enter into such hedging transactions, we cannot be sure that such hedges will be effective or that the costs of such hedges will not exceed their benefits. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the euro, could result in material amounts of cash being required to settle the hedge transactions or could adversely affect our financial results.

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

Risks Related to Ownership of Our Common Shares

* U.S. holders of our shares may suffer adverse tax consequences if we are characterized as a passive foreign investment company after 2012.

Generally, if for any taxable year 75% or more of our gross income is passive income, or at least 50% of the average quarterly value of our assets (which may be determined in part by the market value of our ordinary shares, which is subject to change) are held for the production of, or produce, passive income, we would be characterized as a passive foreign investment company, or PFIC, for United States federal income tax purposes. Based on the composition of our gross income and gross assets and the nature of our business, we expect that we were a PFIC for the taxable year ending December 31, 2012 and that we may be a PFIC for the taxable year ending December 31, 2013. In 2014 and for future years, our status as a passive foreign investment company will also depend on whether we are a “controlled foreign corporation” for U.S. federal income tax purposes, how quickly we utilize the cash proceeds from our IPO in our business and other factors. If we are a PFIC for 2013 or any subsequent year, U.S. holders of our shares may suffer adverse tax consequences. Gains realized by non-corporate U.S. holders on the sale of our ordinary shares would be taxed as ordinary income, rather than as capital gain, and the preferential tax rate applicable to dividends received on our ordinary shares would be lost. Interest charges would also be added to taxes on gains and dividends realized by all U.S. holders.

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

A U.S. holder may also mitigate the adverse tax consequences of being a PFIC by timely making a mark-to-market election. Generally, for each year that we would meet the PFIC gross income or asset test, an electing U.S. holder would include in gross income the increase in the value of its shares during each of its taxable years and deduct from gross income the decrease in the value of such shares during each of its taxable years. A mark-to-market election may be made and maintained only if our shares are regularly traded on a qualified exchange. While we anticipate that these requirements will be satisfied following our IPO, whether our shares are regularly traded on a qualified exchange is an annual determination based on facts that, in part, are beyond our control. Accordingly, we can provide no assurances that a U.S. holder will be eligible to make a mark-to-market election. You should consult your own tax advisor as to the specific tax consequences to you in the event we are characterized as a PFIC for the taxable year ending December 31, 2014.

The financial reporting obligations of being a public company require significant company resources and management attention.

We are subject to the public company reporting obligations under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the rules and regulations regarding corporate governance practices, including those under the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, and the listing requirements of the NASDAQ Global Market, or the NASDAQ. As a result, we have incurred, and will continue to incur, significant legal, accounting and other expenses that we did not incur as a private company, particularly after we are no longer an “emerging growth company” as defined in the JOBS Act. Further, the need to establish the corporate infrastructure demanded of a public company may divert management’s attention from implementing our growth strategy. We have made, and will continue to make, changes to our corporate governance standards, disclosure controls and financial reporting and accounting systems to meet our reporting obligations. Any changes that we make to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all, which could subject us to delisting of our common shares, fines, sanctions and other regulatory action and potentially civil litigation. In addition, we incur significant legal, accounting, reporting and other expenses in order to maintain a listing on the NASDAQ. These expenses relate to, among other things, the obligation to present financial information according to U.S. GAAP in the United States. We are also required to comply with certain disclosure and filing requirements under applicable securities laws in Canada as a reporting issuer in certain provinces.

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

Prior to our recently completed IPO, there was no public market for our common shares in the United States. The trading price of our common shares is likely to be volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the other risk factors discussed in this section, these factors include:

•	the commencement, enrollment or results of our ongoing and planned Phase 3 clinical trials of PRX302 or any future clinical trials we may conduct, or changes in the development status of PRX302;

•	any adverse development or perceived adverse development with respect to the FDA’s review of our plan for our two Phase 3 clinical trials, or delay in our submission of a BLA to the FDA for PRX302;

•	unanticipated serious safety concerns related to the use of PRX302;

•	adverse regulatory decisions, including failure to receive regulatory approval for PRX302;

•	our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;

•	our ability to obtain resources for us and our clinical trial programs on our desired schedule;

•	inability to obtain adequate commercial supply for any approved product or inability to do so at acceptable prices;

•	developments concerning our commercial partners, including but not limited to, those with manufacturers;

•	competition from existing technologies and products or new technologies and products that may emerge;

•	announcements of significant acquisitions, strategic partnerships, joint ventures, new products, capital commitments or other events by us or our competitors;

•	the inability to establish collaborations or termination of a collaboration;

•	actual or anticipated variations in our quarterly operating results;

•	failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;

•	our cash position;

•	announcement or expectation of additional financing efforts;

•	issuances of debt or equity securities;

•	our inability to successfully enter new markets or develop additional product candidates;

•	actual or anticipated fluctuations in our competitors’ operating results or changes in their growth rate;

•	sales of our common shares by us, or our shareholders in the future;

•	trading volume of our common shares on the NASDAQ and price;

•	market conditions in our industry;

•	overall performance of the equity markets and general political and economic conditions;

•	introduction of new products or services by us or our competitors;

•	additions or departures of key management, scientific or other personnel;

•	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities or industry analysts;

•	changes in the market valuation of similar companies;

•	disputes or other developments related to intellectual property and other proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies and product candidates;

•	changes in laws or regulations and policies applicable to product candidates, including but not limited to clinical trial requirements for approvals;

•	changes in accounting practices;

•	significant lawsuits, including patent or shareholder litigation; and

•	other events or factors, many of which are beyond our control.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On January 31, 2014, the Company and Warburg Pincus Private Equity X, L.P. and Warburg Pincus X Partners, L.P. entered into an Omnibus Amendment to Common Share Purchase Warrants related to Warburg Pincus Private Equity X, L.P.’s and Warburg Pincus X Partners, L.P.’s 769,231 outstanding common share purchase warrants. On February 14, 2014, The Company and Oxford Finance LLC entered into an Omnibus Amendment to Warrants to Purchase Common Shares related to Oxford Finance LLC’s 26,971 outstanding common share purchase warrants. These amendments provided for the following:

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

As a result of the conversion of the exercise prices from Canadian dollars to U.S. dollars the Company is no longer required to revalue the fair value of these warrants subsequent to their amendment. Upon the amendment of these common share purchase warrants the Company calculated a fair value on the date of their amendments using the Black-Scholes valuation model. As a result the Company recorded a $4,000 loss in its statement of operations and comprehensive loss which represents the change in the fair value of the common share purchase warrants from January 1, 2014 to the date of their amendments. The Company then reclassified the fair value as of the date of their amendments of $0.8 million for the amended common share purchase warrants from warrant liability to contributed surplus.

The Company continues to revalue at each reporting period approximately 123,000 common share purchase warrants which continue to have exercise prices denominated in Canadian dollars.

Use of Proceeds

As of March 31, 2014, we have utilized $9.3 million of the net proceeds from our initial public offering on the NASDAQ to fund activities associated with our first Phase 3 clinical trial for PRX302, $3.3 million for general corporate purposes and $3.6 million for principal and interest payments on our term loan with Oxford Finance LLC.

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

Repurchases of Equity Securities

There were no repurchases of equity securities during the first quarter of 2014.

Item 6.	Exhibits

Exhibit number	Description of Exhibit	Incorporated by Reference or Attached Hereto

3.1	Certificate of Amalgamation of the Company, dated January 1, 2005	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

3.2	Notice of Articles of the Company	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

3.3	Articles of the Company	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

4.1	Form of Common Share Certificate	Incorporated by reference to the Amendment No. 4 to the Registrant’s Form S-1/A (SEC File No. 333-186724) filed on July 15, 2013.

4.2	Form of Common Share Purchase Warrant issued in connection with the Company’s March 2010 Private Placement	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

Exhibit number	Description of Exhibit	Incorporated by Reference or Attached Hereto

4.3	Form of Common Share Purchase Warrant Issued in connection with the initial closing pursuant to our Investment Agreement by and between the Company, Warburg Pincus Private Equity X, L.P. and Warburg Pincus X Partners, L.P., dated September 28, 2010.	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

4.4	Form of Common Share Purchase Warrant Issued in connection with the subsequent closings pursuant to our Investment Agreement by and between the Company, Warburg Pincus Private Equity X, L.P. and Warburg Pincus X Partners, L.P., dated September 28, 2010.	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

4.5	Common Share Purchase Warrant Issued to Oxford Finance LLC	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

4.6	Common Share Purchase Warrant Issued to Oxford Finance LLC	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

4.7	Registration Rights Agreement by and between the Company, Warburg Pincus Private Equity X, L.P. and Warburg Pincus X Partners, L.P., dated November 19, 2010	Incorporated by reference to the Amendment No. 5 to the Registrant’s Form S-1/A (SEC File No. 333-186724) filed on August 2, 2013.

4.8	Omnibus Amendment to Warrants to Purchase Common Shares dated January 31, 2014, 2014 by and between the Company and Warburg Pincus Private Equity X, L.P. and Warburg Pincus X Partners, L.P.	Incorporated by reference to the Current Report on Form 8-K February 6, 2014.

4.9	Omnibus Amendment to Warrants to Purchase Common Shares dated February 14, 2014 by and between the Company and Oxford Finance LLC	Incorporated by reference to the Current Report on Form 8-K filed on February 18, 2014

Exhibit number	Description of Exhibit	Incorporated by Reference or Attached Hereto

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended	Attached hereto.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended	Attached hereto.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached hereto.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached hereto.

101.INS**	XBRL Instance Document	Attached hereto.

101.SCH**	XBRL Taxonomy Extension Schema Document	Attached hereto.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	Attached hereto.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	Attached hereto.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	Attached hereto.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	Attached hereto.

**	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on the 13th day of May, 2014.

SOPHIRIS BIO INC.

By:	/s/ Randall E. Woods
Randall E. Woods Chief Executive Officer and President

By:	/s/ Peter T. Slover
Peter T. Slover Chief Financial Officer