Form 10-Q
period 2014-06-30
SOPHIRIS BIO INC.
filed 2014-08-07
CIK 1563855

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

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

As of August 1, 2014, the registrant had 16,844,736 shares of Common Stock (no par value) outstanding.

SOPHIRIS BIO INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Sophiris Bio Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

(Unaudited)

	June 30,	December 31,
	2014	2013
Assets:
Current assets:
Cash and cash equivalents	$21,255	$14,839
Securities available-for-sale	14,379	33,310
Other receivables	15	48
Prepaid expenses	3,009	3,598
Total current assets	38,658	51,795
Property and equipment, net	42	78
Other long-term assets	19	19
Total assets	$38,719	$51,892
Liabilities and shareholders’ equity:
Current liabilities:
Accounts payable	$3,756	$1,470
Accrued expenses	1,816	2,181
Current portion of promissory notes	-	6,877
Total current liabilities	5,572	10,528
Long-term promissory notes	5,876	-
Warrant liability	-	883
Stock-based compensation liability	84	202
Total liabilities	11,532	11,613
Commitments and contingencies (Note 12)
Shareholders’ equity:
Common shares, unlimited authorized shares, no par value; 16,844,736 and 16,149,871 shares issued and outstanding at June 30, 2014 and December 31, 2013	113,089	111,204
Contributed surplus	16,052	13,824
Accumulated other comprehensive gain	102	98
Accumulated deficit	(102,056)	(84,847)
Total shareholders’ equity	27,187	40,279
Total liabilities and shareholders’ equity	$38,719	$51,892

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sophiris Bio Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
License revenue	$—	$—	$—	$5,000
Operating expenses:
Research and development	7,088	1,155	13,918	4,025
General and administrative	1,495	880	2,946	2,126
Total operating expenses	8,583	2,035	16,864	6,151
Other income (expense):
Interest expense	(168)	(352)	(376)	(751)
Interest income	12	—	30	—
Gain on revaluation of warrant liability	20	—	49	—
Other income (expense), net	(31)	(255)	(48)	(356)
Total other income (expense)	(167)	(607)	(345)	(1,107)
Net loss before income taxes	(8,750)	(2,642)	(17,209)	(2,258)
Income tax expense	—	—	—	(500)
Net loss	$(8,750)	$(2,642)	$(17,209)	$(2,758)
Basic and diluted loss per share	$(0.53)	$(0.84)	$(1.05)	$(0.88)
Weighted average number of outstanding shares – basic and diluted	16,493	3,150	16,323	3,150
Other comprehensive income (loss):
Foreign currency translation adjustment	—	191	—	299
Unrealized gain on securities available-for-sale	1	—	4	—
Total other comprehensive loss	$(8,749)	$(2,451)	$(17,205)	$(2,459)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sophiris Bio Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows used in operating activities
Net loss for the period	$(17,209)	$(2,758)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock-based compensation	1,153	525
Accretion of debt discount	123	208
Depreciation of property and equipment	37	42
Amortization of promissory note issuance costs	38	61
Amortization of discount on securities available-for-sale	30	—
Change in fair value warrant liability	(49)	—
Foreign exchange transaction loss	11	388
Other	3	—
Changes in operating assets and liabilities:
Other receivables	33	35
Prepaid expenses	550	198
Accounts payable	2,196	555
Accrued expenses	(330)	(1,394)
Net cash used in operating activities	(13,414)	(2,140)
Cash flows provided by (used in) investing activities
Purchases of property and equipment	(3)	(3)
Maturities of securities available-for-sale	30,401	—
Purchases of securities available-for-sale	(11,496)	—
Net cash provided by (used in) investing activities	18,902	(3)
Cash flows provided by (used in) financing activities
Issuance of common shares from private placement, net of issuance cost	1,984	—
Payment of issuance costs in connection with public offering	(53)	—
Cash received from the issuance of promissory notes	2,362	—
Principal payments on promissory notes	(3,361)	(2,878)
Deferred financing costs	—	(1,040)
Net cash provided by (used in) financing activities	932	(3,918)
Effect of exchange rate changes on cash and cash equivalents	(4)	(90)
Net increase (decrease) in cash and cash equivalents	6,416	(6,151)
Cash and cash equivalents at beginning of period	14,839	9,721
Cash and cash equivalents at end of period	$21,255	$3,570

Supplemental disclosures of non-cash investing and financing activities:
Reclassification of fair value of warrant liability to equity as a result of the amendment of the underlying common share purchase warrants	$834	$—
Value of warrants issued in connection with promissory notes	$124	$—
Change in the fair value of stock-based compensation liability recorded to contributed surplus	$118	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sophiris Bio Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1.	Nature of the business

Company

Sophiris Bio Inc., or the Company, or Sophiris, is a clinical-stage biopharmaceutical company currently developing PRX302 for treatment of the symptoms of benign prostatic hyperplasia, or BPH, commonly referred to as an enlarged prostate and is planning to initiate a proof of concept study of PRX302 for the treatment of prostate cancer in the second half of 2014. The Company is governed by the British Columbia Business Corporations Act and began operations on January 11, 2002. The Company’s operations were initially located in Vancouver, British Columbia until April 2011, when its core activities and headquarters relocated from Vancouver, British Columbia to San Diego, California.

2.	Recently adopted accounting pronouncements

On June 10, 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, ASU No. 2014-10, “Development Stage Entities (Topic 915) – Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation,” which eliminates the concept of a development stage entity in its entirety from current accounting guidance and provides for certain amendments to the consolidation guidance in Topic 810 in the Accounting Standards Codification, or ASC. Prior to the issuance of this guidance the Company was considered a development stage entity and as a result the Company included certain inception-to-date disclosures in its financial statements. The guidance related to the elimination of concept of a development stage entity is effective for public companies for annual reporting periods beginning after December 15, 2014, and interim periods therein. The amendment of the consolidation guidance in Topic 810 is effective for public companies for annual reporting periods beginning after December 15, 2015. Early adoption of the new standard is permitted. ASU No. 2014-10 was adopted by the Company during the quarter ended June 30, 2014. As such all inception-to-date disclosures have been removed from these condensed consolidated financial statements.

3.	Summary of significant accounting policies

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

Basis of presentation and use of estimates

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States, or GAAP, for the interim financial information and the rules and regulations of the Securities and Exchange Commission, or SEC, related to quarterly reports on Form 10-Q. Accordingly, they do not include all of the information and disclosures required by GAAP for annual audited financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, or Annual Report, filed with the SEC. The year-end condensed balance sheet data was derived from the audited consolidated financial statements, but does not include all disclosures required by GAAP. In the opinion of management, these condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. The results of operations for the interim periods shown in this report are not necessarily indicative of the results that may be expected for any future period, including the full year.

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

Foreign currency

Gains and losses resulting from foreign currency translation are recorded in accumulated other comprehensive gain (loss), which is a separate component of stockholders’ equity. Foreign currency transaction gains and losses are recognized as a component of other income (expense), net. The Company recorded foreign exchange transaction losses of $29,000 and $45,000 for the three months and six months ended June 30, 2014, respectively, and $255,000 and $388,000 for the three and six months ended June 30, 2013, respectively.

Cash and cash equivalents

Cash equivalents are short-term, highly liquid investments with an original maturity of three months or less at the date of purchase.

Securities Available-for-Sale

Investments with an original maturity of more than three months when purchased have been classified by management as securities available-for-sale. Such investments are carried at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive gain (loss) in shareholders’ equity. Realized gains and losses on available-for-sale securities are included in interest income. No other-than-temporary impairments were identified for the investment securities held by the Company as of June 30, 2014 or December 31, 2013.The cost of investment securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. The cost of securities sold is based on the specific-identification method. The Company has classified all of its investment securities as available-for-sale, including those with maturities beyond one year, as current assets on the consolidated balance sheets based on the highly liquid nature of the investment securities and because these investment securities are considered available for use in current operations.

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

Stock-based compensation

The Company expenses the fair value of employee stock options over the vesting period. Compensation expense is measured using the fair value of the award at the grant date, net of estimated forfeitures, and is adjusted annually to reflect actual forfeitures. The fair value of each stock-based award is estimated using the Black-Scholes pricing model and is expensed using graded amortization over the vesting period.

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

As a result of the delisting from the TSX and the change in the Company’s functional currency to the U.S. dollar, the stock options granted with exercise prices denominated in Canadian dollars are considered dual indexed as defined in ASC 718, “Compensation, Stock Compensation”. As a result of the stock options being dual indexed the Company is required to account for these stock options as a liability. Historically these options had been accounted for as equity. The estimated fair value is determined using the Black-Scholes pricing model based on the estimated value of the underlying common shares at the valuation measurement date, the remaining service period of the stock options, risk-free interest rates, expected dividends and expected volatility of the price of the underlying common shares. The fair value of the stock-based compensation liability was $84,000 at June 30, 2014. As the calculated fair value of the stock options at June 30, 2014 was less than the original grant date fair value no additional compensation expense was recorded in the consolidated statement of operations and comprehensive loss. The change in the fair value of the stock-based compensation liability for the three months ended June 30, 2014 of $98,000 and for the six months ended June 30, 2014 of $118,000 was recorded as an adjustment to Contributed Surplus.

Fair value of financial instruments

The Company measures certain financial assets and liabilities at fair value based on the exchange price that would be received for an asset or paid for to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The carrying amounts of the Company’s financial instruments, including cash and cash equivalents and accounts payable and accrued expenses, approximate fair value due to their short maturities.

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

Recent accounting pronouncements

In May 2014, the FASB issued authoritative accounting guidance related to revenue from contracts with customers. This guidance is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This guidance is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. The Company will adopt this guidance on January 1, 2017. Companies may use either a full retrospective or a modified retrospective approach to adopt this guidance. The Company is evaluating which transition approach to use and its impact, if any, on its consolidated financial statements.

4.       Net loss per common share

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

The following diluted securities have been excluded from the computation of diluted weighted-average shares outstanding as of June 30, 2014 and June 30, 2013 as the Company recorded a net loss in all periods and therefore they would be anti-dilutive (in thousands):

	June 30, 2014	June 30, 2013
Options to purchase common shares	1,386	301
Common share purchase warrants	1,001	919

5.	Securities Available-for-Sale

Securities available-for-sale consisted of the following as of June 30, 2014 (in thousands):

	June 30, 2014
	Amortized	Unrealized		Estimated
	Cost	Gain	Loss	Fair Value
Commercial paper	$9,498	$—	$—	$9,498
U.S. government sponsored enterprise securities	2,006	—	—	2,006
Corporate debt securities	2,872	3	—	2,875
	$14,376	$3	$—	$14,379

The amortized cost and estimated fair value of the Company securities available-for-sale by contractual maturity as of June 30, 2014 are shown below (in thousands):

	June 30, 2014
	Amortized	Unrealized		Estimated
	Cost	Gain	Loss	Fair Value
Within one year	$9,498	$—	$—	$9,498
After one year	4,878	3	—	4,881
	$14,376	$3	$—	$14,379

Securities available-for-sale consisted of the following as of December 31, 2013 (in thousands):

	December 31, 2013
	Amortized	Unrealized		Estimated
	Cost	Gain	Loss	Fair Value
Commercial paper	$9,798	$—	$—	$9,798
U.S. government sponsored enterprise securities	17,007	2	(4)	17,005
Corporate debt securities	6,506	2	(1)	6,507
	$33,311	$4	$(5)	$33,310

The amortized cost and estimated fair value of the Company securities available-for-sale by contractual maturity as of December 31, 2013 are shown below (in thousands):

	December 31, 2013
	Amortized	Unrealized		Estimated
	Cost	Gain	Loss	Fair Value
Within one year	$30,430	$2	$(4)	$30,428
After one year	2,881	2	(1)	2,882
	$33,311	$4	$(5)	$33,310

6.     Fair value measurement and financial instruments

As of June 30, 2014, the Company has $28.0 million of securities consisting of money market funds, commercial paper, U.S. government sponsored enterprise securities and corporate debt securities with maturities that range from 1 day to 9 months with an overall average time to maturity of 2.5 months. The Company has the ability to liquidate these investments without restriction. The Company determines fair value for securities with Level 1 inputs through quoted market prices. The Company determines fair value for securities with Level 2 inputs through broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. The Company’s Level 2 securities have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, typically utilizing third party pricing services or other observable market data. The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, and other industry and economic events. The Company’s Level 3 inputs are unobservable inputs based on the Company’s assessment that market participants would use in pricing the instruments.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis for the periods presented (in thousands):

	June 30, 2014	Level 1	Level 2	Level 3
Assets:
Money market funds	$1,793	$1,793	$—	$—
Commercial paper	21,297	—	21,297	—
U.S. government sponsored enterprise securities	2,006	—	2,006	—
Corporate debt securities	2,875	—	2,875	—
Total assets	$27,971	$1,793	$26,178	$—
Liabilities:
Warrant liability	$—	$—	$—	$—
Stock-based compensation liability	84	—	—	84
Total liabilities	$84	$—	$—	$84

	December 31, 2013	Level 1	Level 2	Level 3
Assets:
Money market funds	$55	$55	$—	$—
Commercial paper	23,570	—	23,570	—
U.S. government sponsored enterprise securities	17,005	—	17,005	—
Corporate debt securities	6,507	—	6,507	—
Total assets	$47,137	$55	$47,082	$—
Liabilities:
Warrant liability	$883	$—	$—	$883
Stock-based compensation liability	202	—	—	202
Total liabilities	$1,085	$—	$—	$1,085

The Company calculates the fair value of the common share purchase warrants with exercise prices denominated in Canadian dollars (level 3) at each reporting period utilizing a Black-Scholes pricing model. The following inputs were utilized in the Black-Scholes pricing model:

	June 30, 2014	December 31, 2013
Stock price	$2.24	$3.70
Weighted average exercise price	$31.68	$25.45
Risk-free interest rate	0.11%	0.62%
Volatility	51.24%	115.09%
Dividend yield	0.00%	0.00%
Expected life in years	0.71	2.51
Calculated fair value per common share purchase warrant	$-	$0.96

The Company calculates the fair value of the stock-based compensation liability (level 3) at each reporting period utilizing a Black-Scholes pricing model. The following inputs were utilized in the Black-Scholes pricing model:

	June 30, 2014	December 31, 2013
Stock price	$2.24	$3.70
Weighted average exercise price	$17.53	$17.66
Risk-free interest rate	0.85%	1.00%
Volatility	95.37%	94.53%
Dividend yield	0.00%	0.00%
Expected life in years	2.93	3.42
Calculated fair value per stock option	$0.41	$1.17

The following table presents a reconciliation of the warrant liability measured at fair value using unobservable inputs (Level 3) (in thousands):

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Liabilities:
Balance at beginning of period:	$20	$883
Reclassification of fair value of warrant liability to equity as a result of the amendment to convert the exercise price of certain warrants from Canadian dollars to U.S dollars of the underlying common share purchase warrants	-	(834)
Change in fair value of warrant liability included in other income (expense), net	(20)	(49)
Balance at end of period:	$-	$-

The following table presents a reconciliation of the stock-based compensation liability measured at fair value using unobservable inputs (Level 3) (in thousands):

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Liabilities:
Balance at beginning of period:	$181	$202
Change in fair value of stock-based compensation liability recorded as an adjustment to contributed surplus	(97)	(118)
Balance at end of period:	$84	$84

There were no transfers of assets or liabilities between the fair value measurement classifications.

7.	Prepaid expenses

Prepaid expenses as of June 30, 2014 and December 31, 2013 consisted of the following (in thousands):

	June 30,	December 31,
	2014	2013
Prepaid insurance	$81	$292
Prepaid research and development expenses	2,894	3,218
Other prepaid expenses	34	88
	$3,009	$3,598

As of June 30, 2014 and December 31, 2013, prepaid research and development expenses includes $2.6 million and $2.7 million, respectively for upfront fees paid to our clinical research organizations assisting with our on-going Phase 3 clinical trial. The upfront fees will be relieved in future periods by offsetting future invoices based upon work completed.

8.	Accrued expenses

Accrued expenses as of June 30, 2014 and December 31, 2013 consisted of the following (in thousands):

	June 30,	December 31,
	2014	2013
Accrued personnel related costs	$642	$1,063
Accrued interest	-	50
Accrued research and development expenses	918	713
Other accrued expenses	256	355
	$1,816	$2,181

9.	Promissory notes

In July 2011, the Company entered into a $15 million Loan and Security Agreement, as amended, or the Original Loan, with Oxford Finance LLC, or Oxford. Under the terms of the Original Loan, the Company made interest only payments for nine months at a fixed interest rate of 9.5%. Beginning in June 2012, the note began to amortize with principal and interest payments due through the remaining term of the loan. The Original Loan could be prepaid subject to certain provisions and prepayment fees. Upon final payment of the Original Loan, the Company was required to pay an additional fee of 5% of the original principal amount, which was being recognized over the term of the loan.

On June 30, 2014, we entered into a new Loan and Security Agreement, or the New Loan, with Oxford. Under the New Loan, Oxford has loaned a principal amount of $6.0 million to the Company to refinance the Company’s existing term loan with Oxford and to provide additional working capital.

The principal amount was used by us to settle approximately $2.9 million of outstanding principal on the Company’s Original Loan, to settle accrued interest on such existing term loan, to settle other fees and expenses, including $0.7 million for a final payment due under the Original Loan, and the remaining cash proceeds of approximately $2.3 million will be used for general corporate purposes.

The principal borrowed under the New Loan bears fixed interest of 9.504% per annum. The Company has the option to prepay the outstanding balance of the New Loan in full, subject to a prepayment fee of 1% to 3% depending upon when the prepayment occurs. Upon the final repayment of the New Loan on the maturity date, by prepayment, or upon acceleration, the Company shall pay Oxford an additional fee of 5% of the principal amount of $6.0 million. This additional fee is recorded as a debt discount and is being recognized as interest expense over the life of the loan utilizing the effective interest method. The repayment terms are interest only payments through July 1, 2015 followed by 36 equal monthly payments of principal and interest. We accounted for the New Loan as a modification.

Pursuant to the New Loan, on June 30, 2014, the Company issued to Oxford warrants to purchase an aggregate of up to 82,192 of the Company’s common shares at an exercise price of $2.19 per share. The warrants will expire seven years from the date of the grant. The fair value of $0.1 million for this equity component was derived using the Black-Scholes pricing model utilizing the following inputs: risk-free interest rate – 2.1%, volatility – 72.1%, dividend yield – 0% and expected life in years – 7. The $6.0 million proceeds were allocated to equity and the debt based on their relative fair values. As of June 30, 2014, the Company has classified the debt as level 3 in the fair value hierarchy for which the relative fair value of the debt is $5.9 million. The debt discount will be amortized to interest expense over the life of the debt. Interest on the term loan, consisting of the stated interest rate, final payment fee and amortization of the discount, is being recognized under the effective interest method.

The third party fees incurred related to the New Loan of $0.1 million were expensed during the three months ended June 30, 2014.

 In connection with the New Loan, the Company granted to Oxford a security interest in all of the Company’s personal property now owned or hereafter acquired, excluding intellectual property and certain other assets.

As of June 30, 2014, the Company was in compliance with all material covenants under the New Loan.

As of June 30, 2014, the future contractual principal and final fee payments on our debt obligations are as follows (in thousands):

2014	$—
2015	735
2016	1,887
2017	2,074
2018	1,604
Total	$6,300

The following table shows actual interest expensed and amortization of the debt discount that was charged to interest expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Simple interest	$92	$224	$215	$482
Accretion of debt discount	55	99	123	208
Amortization of promissory notes issuance costs	21	29	38	61
	$168	$352	$376	$751

10.	Common stock purchase agreement with Aspire Capital

On May 16, 2014, the Company entered into a common stock purchase agreement, or the Purchase Agreement, with Aspire Capital Fund, LLC, or Aspire Capital, which provides that Aspire Capital is committed to purchase up to an aggregate of $15.0 million of the Company’s common shares over the approximately 30-month term of the Purchase Agreement. In consideration for entering into the Purchase Agreement, concurrently with the execution of the Purchase Agreement, the Company issued to Aspire Capital 90,635 of the Company’s common shares. Upon the execution of the Purchase Agreement, the Company sold to Aspire Capital 604,230 common shares at $3.31 per share for net proceeds of $1.9 million which was recorded as in increase to common shares on the balance sheet. The Company incurred offering costs of $0.1 million associated with this transaction.

Over the remaining 29 months the Company has the right, subject to certain limitations including but not limited to the Company’s closing stock price not falling below $2.00 on the date of any directed purchase, to direct Aspire Capital to purchase up to an additional $13 million of our common shares. As of August 7, 2014, there have been no additional sales of common shares to Aspire Capital pursuant to the Purchase Agreement.

11.	Stock-based compensation plan

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

The Company recognized stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Research and development	$153	$60	$346	$124
General and administrative	391	213	807	401
Total	$544	$273	$1,153	$525

As of June 30, 2014 there was $1.5 million of total unrecognized compensation costs related to non-vested stock awards. As of June 30, 2014 the Company expects to recognize these costs over weighted average periods of approximately 1.2 years.

The fair values of options granted during the six months ended June 30, 2014 and 2013 were estimated at the date of grant using the following weighted-average assumptions:

	Six Months Ended June 30,
	2014	2013
Expected life of the option term (years)	3.7	4.2
Risk-free interest rate	1.2%	1.4%
Dividend rate	0%	0%
Volatility	76.2%	69.1%
Forfeiture rate	5.3%	8.8%

The following table summarizes stock option activity, including options issued to employees, directors and non-employees (in thousands, except per share):

	Options outstanding	Weighted average exercise price	Currency
Outstanding at January 1, 2014	1,362	$7.10	US
Options granted	87	2.57	US
Options forfeited	(9)	4.17	CND
Options forfeited	(54)	3.79	US
Outstanding at June 30, 2014	1,386	$3.51	US

The total amounts of options outstanding at June 30, 2014 include options with exercise prices denominated in Canadian dollars and U.S. dollars and the Canadian dollar amounts have been converted to U.S. dollars at the exchange rate as of June 30, 2014 for purposes of the weighted average exercise price calculation.

12.     Kissei Agreement

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

During the six months ended June 30, 2013, the Company recorded as revenue a $5.0 million non-refundable substantive milestone payment due from Kissei upon the achievement of certain development activities during this period. In accordance with the Company’s revenue recognition policy, the Company recognizes the receipt of milestone payments in accordance with the milestone method in the period in which the underlying triggering event occurs.

13.	Purchase Commitments

The Company is required to schedule its manufacturing activities in advance. If the Company cancels any of these scheduled activities without proper notice the Company would be required to pay penalties equal to the cost of the originally scheduled activity. The Company estimates that the cost of these penalties would be approximately $0.1 million at June 30, 2014 if the Company cancels the scheduled activities. The amounts recorded under this manufacturing contract included in research and development was $0.8 million and $14,000 for the three months ended June 30, 2014 and 2013, respectively and $2.6 million and $0.9 million for the six months ended June 30, 2014 and 2013, respectively.

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

All dollar amounts are expressed in U.S. dollars unless otherwise noted. All amounts that are expressed on an as-converted from Canadian dollar to U.S. dollar basis are calculated using the conversion rate as of June 30, 2014 unless otherwise noted.

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

In October 2013, we announced that enrollment had begun and the first patients had been dosed in a Phase 3 trial of PRX302 (topsalysin) as a treatment for lower urinary tract symptoms of BPH. The Phase 3 international, multi-center study, called the PLUS-1 study, will enroll approximately 440 patients. The randomized, double-blind and vehicle-controlled study will assess the safety and efficacy of a single intraprostatic injection of PRX302 (0.6 µg/g prostate) for the treatment of BPH. The primary endpoint is the International Prostate Symptom Score (IPSS) total score change from baseline over 52 weeks. Secondary endpoints include Qmax (maximum urine flow) change from baseline (maximum urine flow) over 52 weeks.

In May 2014, we announced that we intend to initiate a proof of concept study for PRX302 as a treatment for localized prostate cancer. We expect to initiate this study in the second half of 2014.

In May 2014, we entered into a common stock purchase agreement, or the Purchase Agreement, with Aspire Capital Fund, LLC, or Aspire Capital, which provides that Aspire Capital is committed to purchase up to an aggregate of $15.0 million of our common shares over the approximately 30-month term of the Purchase Agreement. In consideration for entering into the Purchase Agreement, concurrently with the execution of the Purchase Agreement, we issued to Aspire Capital 90,635 of our common shares. Upon the execution of the Purchase Agreement, we sold to Aspire Capital 604,230 common shares at $3.31 per share for net proceeds of $1.9 million, which was recorded as in increase to common shares on the balance sheet. We incurred offering costs of $0.1 million associated with this transaction.

In June 2014, we entered into a new Loan and Security Agreement, or the New Loan, with the Oxford Finance LLC, or Oxford. Under the New Loan, Oxford has loaned a principal amount of $6.0 million to the Company to refinance the Company’s existing term loan with Oxford and to provide additional working capital. The principal amount was used by us to settle approximately $2.9 million of outstanding principal on the Company’s Original Loan, to settle accrued interest on such existing term loan, to settle other fees and expenses, including $0.7 million for a final payment due under the Original Loan, and the remaining cash proceeds of approximately $2.3 million will be used for general corporate purposes. Pursuant to the New Loan, we issued to Oxford warrants to purchase an aggregate of up to 82,192 of our common shares at an exercise price of $2.19 per share.

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

Essentially all of our research and development expenses related to PRX302 during the three and six months ended June 30, 2014 and 2013. We recognized research and development expenses as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Clinical research and development	$6,291	$1,086	$11,091	$2,993
Pre-clinical research and development	-	-	2	3
Manufacturing	644	9	2,479	905
Stock-based compensation expense	153	60	346	124
	$7,088	$1,155	$13,918	$4,025

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

Interest Expense

Interest expense primarily represents interest payable to Oxford, accretion of our debt discount and amortization of our issuance costs associated with our Original Oxford Loan.

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

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the revenues and expenses incurred during the reported periods. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. There were no material changes to our critical accounting policies and estimates during the quarter ended June 30, 2014.

Results Of Operations

Comparison of the three months ended June 30, 2014 and 2013

The following table summarizes the results of our operations for the three months ended June 30, 2014 and 2013, together with the changes in those items in dollars (in thousands):

	Three Months Ended June 30,
	2014	2013	Change 2014 vs. 2013
Research and development expenses	7,088	1,155	5,933
General and administrative expenses	1,495	880	615
Interest expense	(168)	(352)	184
Interest income	12	—	12
Gain on revaluation of warrant liability	20	—	20
Other income (expense), net	(31)	(255)	224

Research and development expenses. Research and development expenses were $7.1 million in the three months ended June 30, 2014 compared to $1.2 million in the three months ended June 30, 2013. The increase in research and development costs is primarily due to a $5.1 million increase in costs associated with our Phase 3 clinical trial of PRX302, which began enrolling patients in October 2013, and a $0.8 million increase in the costs associated with manufacturing activities for PRX302. Research and development expenses included stock-based compensation expense of $0.2 million for the three months ended June 30, 2014 as compared to $0.1 million for the three months ended June 30, 2013.

General and administrative expenses. General and administrative expenses were $1.5 million in the three months ended June 30, 2014 compared to $0.9 million for the three months ended June 30, 2013. The increase from the three months ended June 30, 2013 to the three months ended June 30, 2014 is due to the increase in personnel related costs of $0.2 million and an increase in stock-based compensation expense of $0.2 million as a result of the inclusion of three months of expense associated with stock options granted to employees and directors in October 2013.

Interest expense. Interest expense was $0.2 million in the three months ended June 30, 2014 compared to $0.4 million in the same period in 2013. The Company pays down the outstanding principal balance on its promissory notes by making fixed monthly principal and interest payments, as a result the decrease in interest expense from period to period is directly associated with a decrease in the outstanding principal balance from 2013 to 2014.

Interest income. Interest income of $12,000 was recorded for the three months ended June 30, 2014 as a result of interest earned on cash equivalents and available-for-sale securities.

Gain on revaluation of warrant liability. Gain on revaluation of the warrant liability was $20,000 for the three months ended June 30, 2014. The non-cash gain is associated with the change in the fair value of our warrant liability.

Other expense, net. Other expense, net was $31,000 for the three months ended June 30, 2014 compared to $0.3 million for the three months ended June 30, 2013. This change was primarily due to a $0.3 million decrease in foreign exchange losses associated with foreign currency transactions.

Comparison of the six months ended June 30, 2014 and 2013

The following table summarizes the results of our operations for the six months ended June 30, 2014 and 2013, together with the changes in those items in dollars (in thousands):

	Six Months Ended June 30,		Change 2014 vs.
	2014	2013	2013
License revenue	$—	$5,000	$(5,000)
Research and development expenses	13,918	4,025	9,893
General and administrative expenses	2,946	2,126	820
Interest expense	(376)	(751)	375
Interest income	30	—	30
Gain on revaluation of warrant liability	49	—	49
Other income (expense), net	(48)	(356)	308
Income tax expense	—	500	(500)

License revenue. During the six months ended June 30, 2013, we recorded as revenue a $5.0 million non-refundable milestone payment from Kissei upon our achievement of certain development activities, as such milestone had been achieved during the six months ended June 30, 2013.

Research and development expenses. Research and development expenses were $13.9 million in the six months ended June 30, 2014 compared to $4.0 million in the six months ended June 30, 2013. The increase in research and development costs is primarily due to a $8.9 million increase in costs associated with our Phase 3 clinical trial of PRX302, which began enrolling patients in October 2013, and a $1.7 million increase in the costs associated with manufacturing activities for PRX302. These increases are offset by a decrease of $0.4 million for license fees paid to UVIC and Johns Hopkins associated with our $5.0 million non-refundable milestone payment from Kissei and a decrease of $0.3 million associated with our completed Transrectal safety study. Research and development expenses included stock-based compensation expense of $0.3 million for the six months ended June 30, 2014 as compared to $0.1 million for the six months ended June 30, 2013.

General and administrative expenses. General and administrative expenses were $2.9 million for the six months ended June 30, 2014 compared to $2.1 million for the six months ended June 30, 2013. The increase from the six months ended June 30, 2013 to the six months ended June 30, 2014 is  due to an increase in personnel related expenses of $0.2 million, an increase in directors and officers insurance of $0.2 million as a result of our initial public offering on the NASDAQ in August 2013 and an increase in stock-based compensation expense of $0.4 million as a result of the inclusions of six months of expense associated with stock option grants to employees and directors in October 2013.

Interest expense. Interest expense was $0.3 million in the six months ended June 30, 2014 compared to $0.8 million in the same period in 2013. The Company pays down the outstanding principal balance on its promissory notes by making fixed monthly principal and interest payments, as a result the decrease in interest expense from period to period is directly associated with a decrease in the outstanding principal balance from 2013 to 2014.

Interest income. Interest income of $30,000 was recorded for the six months ended June 30, 2014 as a result of interest earned on cash equivalents and available-for-sale securities.

Gain on revaluation of warrant liability. Gain on revaluation of the warrant liability was $49,000 for the six months ended June 30, 2014.

Other expense, net. Other expense, net was $48,000 for the six months ended June 30, 2014 compared to $0.4 million for the six months ended June 30, 2013. This change was primarily due to a $0.4 million decrease in foreign exchange losses associated with foreign currency transactions.

Income tax expense. The $5.0 million milestone payment that we recorded from Kissei during the six months ended June 30, 2013 was subject to a 10% Japanese withholding tax. As a result, we recorded income tax expense of $0.5 million for the six months ended June 30, 2013.

Liquidity and Capital Resources

Since our inception, our operations have been primarily financed through public and private sales of our common shares and debt financing. Since inception, we have devoted our resources to funding research and development programs, including discovery research, preclinical studies and clinical trial activities.

At June 30, 2014, we had cash, cash equivalents and securities available-for-sale of $35.6 million and working capital of $33.1 million. In May 2014 we entered into a common stock purchase agreement with Aspire Capital which provides that Aspire Capital is committed to purchase up to an aggregate of $15.0 million of our common shares over the term of the agreement. Upon the execution of the agreement, we sold to Aspire Capital 604,230 common shares which resulted in net proceeds of $1.9 million. Over the remaining 29 months the Company has the right, subject to certain limitations including but not limited to the Company’s closing stock price not falling below $2.00 on the date of any directed purchase, to direct Aspire Capital to purchase up to an additional $13 million of our common shares. As of August 7, 2014, there have been no additional sales of common shares to Aspire Capital.

On June 30, 2014, we entered into a new loan and security agreement with Oxford pursuant to which Oxford has loaned a principal amount of $6.0 million to refinance our existing term loan with Oxford and to provide additional working capital. The principal amount was used by us to settle approximately $2.9 million of outstanding principal on our then existing term loan, to settle accrued interest on such term loan, to settle other fees and expenses, including approximately $0.7 million in an accrued final payment due under the then existing term loan, and the remaining cash proceeds of approximately $2.3 million will be used for general corporate purposes. Under the old term loan with Oxford we would have been required to use its cash to pay principal, interest and additional fees of approximately $3.6 million to Oxford between July 1, 2014 and November 1, 2014, the termination date of its existing term loan.

The principal borrowed under the new loan bears a fixed interest of 9.504% per annum, which interest shall be payable monthly in arrears. Upon the earliest to occur of (i) the maturity date, (ii) the date we prepay all outstanding amounts under the new loan, or (iii) the date that all amounts under the new loan become due and payable, we shall pay Oxford an additional fee of 5% of the original principal amount. The repayment terms of the new loan are interest only payments through July 1, 2015 followed by 36 months of equal principal and interest payments.

We expect that our current cash, cash equivalents and securities available-for-sale as of June 30, 2014 will be sufficient to fund our operations for at least the next 12 months. The following table shows a summary of our cash flows for the six months ended June 30, 2014 and 2013 (in thousands):

	Six Months Ended June 30,
	2014	2013
Net cash provided by (used in):
Operating activities	$(13,414)	$(2,140)
Investing activities	18,902	(3)
Financing activities	932	(3,918)
Effect of exchange rate changes on cash and cash equivalents	(4)	(90)
Net increase (decrease) in cash and cash equivalents	$6,416	$(6,151)

Operating Activities

Net cash used in operating activities increased to $13.4 million for the six months ended June 30, 2014 compared to $2.1 million for the six months ended June 30, 2013. The increase in net cash used in operating activities of $11.2 million was primarily due to an increase in our net loss from period to period. The increase in our net loss from the six months ended June 30, 2013 to the six months ended June 30, 2014 is primarily related to an increase in our research and development expenses as a result of an increase in activities associated with our on-going Phase 3 clinical trial of PRX302.

Investing Activities

Net cash provided by investing activities was $18.9 million for the six months ended June 30, 2014, compared to $3,000 net cash used in investing activities for the six months ended June 30, 2013. The increase in net cash provided by investing activities during the six months ended June 30, 2014 represents the usage of the proceeds from the maturity of securities classified as available-for-sale to purchase securities with maturities less than 90 days which are classified as cash and cash equivalents.

Financing Activities

Net cash provided by financing activities was $0.9 million for the six months ended June 30, 2014, as compared to $3.9 million net cash used in financing activities for the six months ended June 30, 2013. The cash provided by financing activities for the six months ended June 30, 2014 reflects the proceeds of $2.0 million, net from the common share purchase from Aspire Capital. The cash provided by financing activities also includes net cash received from Oxford of $2.3 million from our New Loan of $6.0 million and settlement of our outstanding principal of $2.9 million due under the Original Loan. The cash used in financing activities during the six months ended June 30, 2013 includes $3.4 million of principal payments on our Original Loan with Oxford and payment of issuance costs for the IPO.

Future Operations

We have devoted substantial resources to developing PRX302, protecting and enhancing our intellectual property and providing general and administrative support for these activities. We have not generated any revenue from product sales and, to date, have funded our operations primarily through public and private equity security sales, a debt financing and payments from Kissei.

We expect that we will require additional capital to complete development of PRX302, including conducting our second planned Phase 3 clinical trial and any other clinical trials of PRX302 for the treatment of localized prostate cancer other than our planned proof of concept study, to obtain regulatory approval of and to commercialize PRX302.

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

Until we can generate significant continuing revenues, we expect to satisfy our future cash needs through private and public sales of our securities, which may include the sale of shares to Aspire Capital under our common share purchase agreement, debt financings, by establishing additional strategic collaborations for PRX302 or from exercise of outstanding common share purchase warrants and stock options.

Contractual Obligations and Commitments

The following is a summary of our contractual obligations as of June 30, 2014 (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligation relating to facility(1)	$344	$118	$226	$—	$—
Principal and interest payable under promissory notes (2)	7,790	523	4,468	2,799	—
Purchase commitments(3)	104	104	—	—	—
Total	$8,238	$745	$4,694	$2,799	$—

______________

(1)

We currently lease an office facility comprising our headquarters in San Diego, California under a non-cancelable lease. The lease, as amended, expires in May 2017 and the minimum rent is $8,729 per month, subject to annual cost of living increases, plus our pro rata share of certain operating costs and other expenses.

(2)

In June 2014, we entered into the New Loan agreement with Oxford. The principal borrowed under the new loan bears a fixed interest of 9.504% per annum, which interest shall be payable monthly in arrears. Upon the earliest to occur of (i) the maturity date, (ii) the date we prepay all outstanding amounts under the new loan, or (iii) the date that all amounts under the new loan become due and payable, we shall pay Oxford an additional fee of 5% of the original principal amount or $0.3 million. The repayment terms of the new loan are interest only payments through July 1, 2015 followed by 36 equal monthly payments of principal and interest.

(3)

We are required to schedule our manufacturing activities in advance. If we cancel any of these scheduled activities without proper notice we could be required to pay penalties equal to the cost of the originally scheduled activity. As such we have included the activities scheduled as of June 30, which, if cancelled, could result in us incurring penalties for cancellation.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements (as defined by applicable SEC regulations) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Recently adopted accounting pronouncements

On June 10, 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, ASU No. 2014-10, “Development Stage Entities (Topic 915) – Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation,” which eliminates the concept of a development stage entity in its entirety from current accounting guidance and provides for certain amendments to the consolidation guidance in Topic 810 in the ASC. Prior to the issuance of this guidance the Company was considered a development stage entity and as a result the Company included certain inception-to-date disclosures in its financial statements. The guidance related to the elimination of concept of a development stage entity is effective for public companies for annual reporting periods beginning after December 15, 2014, and interim periods therein. The amendment of the consolidation guidance in Topic 810 is effective for public companies for annual reporting periods beginning after December 15, 2015. Early adoption of the new standard is permitted. ASU No. 2014-10 was adopted by the Company during the quarter ended June 30, 2014. As such all inception-to-date disclosures have been removed from these condensed consolidated financial statements.

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board issued authoritative accounting guidance related to revenue from contracts with customers. This guidance is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This guidance is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. The Company will adopt this guidance on January 1, 2017. Companies may use either a full retrospective or a modified retrospective approach to adopt this guidance. The Company is evaluating which transition approach to use and its impact, if any, on its consolidated financial statements.

Item 3.	Qualitative and Quantitative Disclosures About Market Risk

Our primary market risk is the exposure to foreign currency exchange rate fluctuations. This risk arises from our holdings of foreign currency denominated cash and accounts payable. Changes in foreign currency exchange rates can create foreign exchange gains or losses to us. Our current foreign currency risk is primarily with the Canadian dollar and the Euro as a majority of the expenses incurred by us are denominated in the U.S. dollar. As of June 30, 2014, we had CND$0.1 million, or $0.1 million, as converted, Canadian dollars. A 10% change in the underlying exchange rate would result in a change of $11,000 in cash at June 30, 2014. We have minimal direct exposure to interest rate risks as we do not have variable rate financial liabilities. In addition, the New Loan with Oxford has a fixed interest rate of 9.504% therefore fluctuations in interest rates do not have an effect on the total outstanding principal due.

We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment activities is to preserve principal and liquidity. To achieve this objective, we invest in a money market fund and high quality marketable debt instruments of corporations, financial institutions and government sponsored enterprises with contractual maturity dates of generally less than three years. We do not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt. If a 10% change in interest rates were to have occurred on June 30, 2014, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

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

As of June 30, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2014.

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

Risks Related to Our Business and Industry

*We are an early stage company with no approved products and no revenue from commercialization of our product.

We are at an early stage of development of our product candidate, PRX302, for the treatment of the symptoms of benign prostatic hyperplasia, or BPH. We have not completed the development of any product candidates and, accordingly, have not begun to commercialize, or generate any product revenues from any product candidate. PRX302 requires significant additional clinical testing and investment prior to seeking marketing approval. A commitment of substantial resources by us and potential partners will be required to conduct time-consuming Phase 3 clinical trials for PRX302 to meet applicable regulatory standards, obtain required regulatory approvals, and to successfully commercialize this product candidate. PRX302 is not expected to be commercially available for several years, if at all.

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

•	obtaining sufficient quantities of PRX302 and the diluent used with PRX302 for use in clinical trials;

•	having patients complete a trial or return for post-treatment follow-up;

•	adding new clinical trial sites;

•	political unrest in countries where our clinical sites maybe located, including in Russia and the Ukraine where we have current sites;

•	failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols;

•	failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions;

•	unforeseen safety issues or any determination that a clinical trial presents unacceptable health risks;

•	obtaining institutional review board, or IRB, approval to conduct a clinical trial at a prospective site; and

•	retaining patients who have initiated a clinical trial but may withdraw due to adverse side effects from the therapy, insufficient efficacy, fatigue with the clinical trial process or personal issues.

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

We have a CRO in Russia and have clinical sites for our ongoing Phase 3 trial in Russia and the Ukraine. None of these sites are in the active war zone of Eastern Ukraine and to date, none of these sites have been impacted by the hostilities in Ukraine or by the existing and announced United States, European or other sanctions against Russia. However, we cannot assure you that this will not change, and we continue to monitor the situation. If any of our clinical trial sites terminates for any reason, we may experience the loss of follow-up information on patients enrolled in our ongoing clinical trial unless we are able to transfer the care of those patients to another qualified clinical trial site. Further, if our relationship with any of our CROs is terminated, we may be unable to enter into arrangements with alternative CROs on commercially reasonable terms, or at all.

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

As of June 30, 2014 we had ten full-time employees. In addition, we have engaged part-time individual consultants to assist us with establishing accounting systems, managing vendors and CROs, project management, regulatory compliance and business development. We will need to expand our managerial, operational, financial and other resources in order to manage our operations and clinical trials, continue our research and development activities, and commercialize our product candidate. Our management and scientific personnel, systems and facilities currently in place may not be adequate to support our future growth. Our need to effectively manage our operations, growth and various projects requires that we:

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

*The terms of our senior debt facility require us to meet certain operating covenants and place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.

In June 2014, we entered into a $6 million senior secured loan with Oxford Finance LLC, or Oxford, which we refer to as the New Loan. The New Loan is secured by a lien covering all of our assets, including intellectual property, and we also pledged as collateral all of our equity interests in Sophiris Bio Corp. and Sophiris Bio Holding Corp. We are obligated to make monthly payments of principal and interest through the maturity date of July 1, 2018, assuming there is no default that results in acceleration of the debt. In connection with the Original Loan dated July 2011, we entered into an investment letter agreement, or the Investment Letter, with Oxford, which grants Oxford the right to purchase up to $1 million of specified securities in connection with a qualified financing involving the private sale of our common shares or common-convertible securities through October 2014, subject to additional restrictions described in the Investment Letter.

The loan agreement governing the New Loan contains customary affirmative and negative covenants, indemnification provisions and events of default. The affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports and maintain certain intellectual property rights. The negative covenants include, among others, restrictions on transferring or licensing our assets, changing our business, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, and creating other liens on our assets, in each case subject to customary exceptions. If we default under the New Loan, Oxford may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, Oxford’s right to repayment would be senior to the rights of the holders of our common shares to receive any proceeds from the liquidation. Oxford could declare a default under the New Loan upon the occurrence of any event that Oxford interprets as a material adverse change as defined under the loan agreement, thereby requiring us to repay the loan immediately or to attempt to reverse the declaration of default through negotiation or litigation. Any declaration by Oxford of an event of default could significantly harm our business and prospects and could cause the price of our common shares to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

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

Our ability to compete in the highly competitive biotechnology and pharmaceuticals industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management and scientific and medical personnel, including our Chief Executive Officer and President, Randall E. Woods and our Chief Operating Officer and Head of Research and Development, Allison Hulme, Ph.D. In order to retain valuable employees at our company, in addition to salary and cash incentives, we provide incentive stock options that vest over time. The value to employees of stock options that vest over time will be significantly affected by movements in our share price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies.

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

Risks Related to Our Financial Position and Capital Requirements

*We will need to obtain additional financing to complete the development and commercialization of PRX302 and to repay existing debt and we may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our development program or commercialization efforts.

Our operations have consumed substantial amounts of cash since inception. Since inception, we have raised approximately $113 million from the sale of equity securities in private placements and public offerings, $21 million from the issuance of debt securities, and $9 million from the exercise of common share purchase warrants. We expect to continue to spend substantial amounts to continue clinical development of PRX302, including the completion of our ongoing Phase 3 clinical trial for the treatment of the symptoms of BPH, the conduct of our planned Phase 3 clinical trials for the treatment of the symptoms of BPH, our planned proof of concept study of PRX302 for the treatment of localized prostate cancer and to pay for future required clinical development, and seek regulatory approval for PRX302, to repay our Oxford loan and to launch and commercialize PRX302, if approved.

We expect that our existing cash, together with interest thereon, will be sufficient to fund our operations for at least the next 12 months. However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. For example, our ongoing Phase 3 clinical trial for the treatment of the symptoms of BPH or our planned Phase 2 clinical trial for the treatment of localized prostate cancer may encounter technical, enrollment or other issues that could delay the trial or cause our development costs to increase more than we expected, depleting our cash earlier than expected and jeopardizing our ability to obtain or to use the trials’ results in the absence of additional funding. Any clinical development efforts beyond our ongoing Phase 3 clinical trial in BPH and our planned Phase 2 trial in localized prostate cancer will require new funding.

The extent to which we utilize the Purchase Agreement with Aspire Capital as a source of funding will depend on a number of factors, including the prevailing market price of our common stock, the volume of trading in our common stock and the extent to which we are able to secure funds from other sources. The number of shares that we may sell to Aspire Capital under the Purchase Agreement on any given day and during the term of the agreement is limited. See “The Offering” section of this prospectus for additional information. Additionally, we and Aspire Capital may not effect any sales of shares of our common stock under the Purchase Agreement during the continuance of an event of default or on any trading day that the closing sale price of our common stock is less than $2.00 per share. Even if we are able to access the full $15.0 million under the Purchase Agreement, we will still need additional capital to fully implement our business, operating and development plans.

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

We have a limited operating history and we have financed our operations primarily through equity and debt financings and have incurred significant operating losses since our inception. We had a net loss of $11.1 million, $21.2 million, and $14.2 million during the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, we had an accumulated deficit of $84.8 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our shareholders’ deficit and working capital. Our losses have resulted principally from costs incurred in our research activities for PRX302. We anticipate that our operating losses will substantially increase over the next several years as we continue development of PRX302, including the conduct of our ongoing and planned Phase 3 clinical trials and our planned proof of concept study in localized prostate cancer. In addition, if we obtain regulatory approval of PRX302, we may incur significant sales and marketing expenses and outsourced manufacturing expenses, as well as continued development expenses. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or whether or when we will become profitable.

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

At June 30, 2014, we had $21.3 million of cash and cash equivalents and $14.4 million in securities available-for-sale. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents since June 30, 2014, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Further dislocations in the credit market may adversely impact the value and/or liquidity of cash equivalents owned by us.

* Fluctuations in foreign currency exchange rates could result in changes in our reported revenues and earnings.

We currently incur expenses denominated in foreign currencies, specifically in connection with our manufacturing and supply agreement with Boehringer Ingelheim RCV GmbH & Co KG for the manufacture of PRX302, for which payments are denominated in euro. In addition, we expect that we will utilize numerous clinical trial sites as part of our first Phase 3 clinical trial for PRX302 which will be located in various countries outside of the United States. We expect that these clinical trial sites will invoice us in the local currency of the site. We do not engage in foreign currency hedging arrangements for our accounts payable, and, consequently, foreign currency fluctuations may adversely affect our earnings. During the six months ended June 30, 2014 and 2013, 26% and 28%, respectively, of our operating expenses were denominated in currencies other than the U.S. dollar. Going forward we anticipate that our sales and expenses, if any, will be denominated in the local currency of the country in which they occur. We may decide to manage this risk by hedging our foreign currency exposure, principally through derivative contracts. Even if we decide to enter into such hedging transactions, we cannot be sure that such hedges will be effective or that the costs of such hedges will not exceed their benefits. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the euro, could result in material amounts of cash being required to settle the hedge transactions or could adversely affect our financial results.

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

Item 2.	Use of Proceeds

Use of Proceeds

As of June 30, 2014, we have utilized $15.1 million of the net proceeds from our initial public offering on the NASDAQ to fund activities associated with our first Phase 3 clinical trial for PRX302, $4.7 million for general corporate purposes and $9.1 million for principal and interest payments on our term loan with Oxford Finance LLC.

We intend to use the remainder of the net proceeds to complete the first Phase 3 clinical trial of PRX302 and to fund other ongoing clinical development of PRX302, in addition to making monthly principal and interest payments on our term loan with Oxford Finance LLC. We will use any remaining proceeds from the offering for general corporate purposes. The amounts and timing of actual expenditures depend on numerous factors, including the ongoing status of and results from clinical trials as well as any unforeseen cash needs.

Repurchases of Equity Securities

There were no repurchases of equity securities during the second quarter of 2014.

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

Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

4.5	Common Share Purchase Warrant Issued to Oxford Finance LLC	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

Exhibit number	Description of Exhibit	Incorporated by Reference or Attached Hereto

4.6	Common Share Purchase Warrant Issued to Oxford Finance LLC	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

4.7	Registration Rights Agreement by and between the Company, Warburg Pincus Private Equity X, L.P. and Warburg Pincus X Partners, L.P., dated November 19, 2010	Incorporated by reference to the Amendment No. 5 to the Registrant’s Form S-1/A (SEC File No. 333-186724) filed on August 2, 2013.

4.8	Omnibus Amendment to Warrants to Purchase Common Shares dated January 31, 2014, 2014 by and between the Company and Warburg Pincus Private Equity X, L.P. and Warburg Pincus X Partners, L.P.	Incorporated by reference to the Current Report on Form 8-K February 6, 2014.

4.9	Omnibus Amendment to Warrants to Purchase Common Shares dated February 14, 2014 by and between the Company and Oxford Finance LLC	Incorporated by reference to the Current Report on Form 8-K filed on February 18, 2014

4.10	Common Share Purchase Warrant Issued to Oxford Finance LLC dated June 30, 2014	Attached hereto.

4.11	Common Share Purchase Warrant Issued to Oxford Finance LLC dated June 40, 2014	Attached hereto.

10.1	Loan and Security Agreement by and between the Company and Oxford Finance LLC, dated June 30, 2014	Attached hereto.

10.2	Common Stock Purchase Agreement by and between the Company and Aspire Capital Fund LLC dated May 16, 2014.	Incorporated by reference to the Current Form on Form 8-K filed on May 19, 2014.

Exhibit number	Description of Exhibit	Incorporated by Reference or Attached Hereto

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended	Attached hereto.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended	Attached hereto.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached hereto.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached hereto.

101.INS**	XBRL Instance Document	Attached hereto.

101.SCH**	XBRL Taxonomy Extension Schema Document	Attached hereto.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	Attached hereto.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	Attached hereto.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	Attached hereto.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	Attached hereto.

__________

+	Indicates management contract or compensatory plan.
*	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
**

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on the 7th day of August 2014.

SOPHIRIS BIO INC.

By:	/s/ Randall E. Woods
Randall E. Woods Chief Executive Officer and President

By:	/s/ Peter T. Slover
Peter T. Slover Chief Financial Officer