Form 10-Q
period 2014-09-30
SOPHIRIS BIO INC.
filed 2014-11-12
CIK 1563855

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

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

As of November 12, 2014, the registrant had 16,844,736 shares of Common Stock (no par value) outstanding.

1.

SOPHIRIS BIO INC.

2.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Sophiris Bio Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

(Unaudited)

	September 30,	December 31,
	2014	2013
Assets:
Current assets:
Cash and cash equivalents	$16,174	$14,839
Securities available-for-sale	12,970	33,310
Other receivables	18	48
Prepaid expenses	3,101	3,598
Total current assets	32,263	51,795
Property and equipment, net	40	78
Other long-term assets	19	19
Total assets	$32,322	$51,892
Liabilities and shareholders’ equity:
Current liabilities:
Accounts payable	$3,871	$1,470
Accrued expenses	2,912	2,181
Current portion of promissory notes	154	6,877
Total current liabilities	6,937	10,528
Long-term promissory notes	5,754	-
Warrant liability	-	883
Stock-based compensation liability	129	202
Total liabilities	12,820	11,613
Commitments and contingencies
Shareholders’ equity:
Common shares, unlimited authorized shares, no par value; 16,844,736 and 16,149,871 shares issued and outstanding at September 30, 2014 and December 31, 2013	113,089	111,204
Contributed surplus	16,592	13,824
Accumulated other comprehensive gain	101	98
Accumulated deficit	(110,280)	(84,847)
Total shareholders’ equity	19,502	40,279
Total liabilities and shareholders’ equity	$32,322	$51,892

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

3.

Sophiris Bio Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
License revenue	$—	$—	$—	$5,000
Operating expenses:
Research and development	6,710	2,117	20,629	6,143
General and administrative	1,370	883	4,316	3,009
Total operating expenses	8,080	3,000	24,945	9,152
Other income (expense):
Interest expense	(175)	(313)	(551)	(1,064)
Interest income	10	—	40	—
Gain on revaluation of warrant liability	—	195	49	195
Other income (expense), net	21	166	(27)	(190)
Total other income (expense)	(144)	48	(489)	(1,059)
Net loss before income taxes	(8,224)	(2,952)	(25,434)	(5,211)
Income tax expense	—	—	—	(500)
Net loss	$(8,224)	$(2,952)	$(25,434)	$(5,711)
Basic and diluted loss per share	$(0.49)	$(0.31)	$(1.54)	$(1.08)
Weighted average number of outstanding shares – basic and diluted	16,845	9,509	16,499	5,293
Other comprehensive income (loss):
Foreign currency translation adjustment	—	(154)	—	146
Unrealized (loss) gain on securities available-for-sale	(1)	—	3	—
Total other comprehensive loss	$(8,225)	$(3,106)	$(25,431)	$(5,565)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

4.

 Sophiris Bio Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows used in operating activities
Net loss for the period	$(25,434)	$(5,711)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock-based compensation	1,738	715
Amortization of debt discount	155	299
Depreciation of property and equipment	42	63
Amortization of promissory note issuance costs	38	86
Amortization of discount on securities available-for-sale	34	—
Change in fair value warrant liability	(49)	(195)
Foreign exchange transaction (gain) loss	(14)	216
Other	3	—
Changes in operating assets and liabilities:
Other receivables	30	36
Prepaid expenses	458	(2,680)
Other long-term assets	—	6
Accounts payable	2,422	(174)
Accrued expenses	783	(1,483)
Net cash used in operating activities	(19,794)	(8,822)
Cash flows provided by (used in) investing activities
Purchases of property and equipment	(7)	(3)
Maturities of securities available-for-sale	38,301	—
Purchases of securities available-for-sale	(17,992)	—
Net cash provided by (used in) investing activities	20,302	(3)
Cash flows provided by (used in) financing activities
Issuance of common shares from private placement, net of issuance cost	1,891	—
Issuance of common shares from public offering, net of issuance cost	—	57,816
Payment of issuance costs in connection with public offering	(53)	—
Cash received from the issuance of promissory notes	2,362	—
Principal payments on promissory notes	(3,361)	(3,903)
Net cash provided by financing activities	839	53,913
Effect of exchange rate changes on cash and cash equivalents	(12)	(70)
Net increase in cash and cash equivalents	1,335	45,018
Cash and cash equivalents at beginning of period	14,839	9,721
Cash and cash equivalents at end of period	$16,174	$54,739

Supplemental disclosures of non-cash investing and financing activities:
Reclassification of fair value of warrant liability to equity as a result of the amendment of the underlying common share purchase warrants	$834	$—
Value of warrants issued in connection with promissory notes	$124	$—
Change in the fair value of stock-based compensation liability recorded to contributed surplus	$73	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

5.

Sophiris Bio Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1.	Nature of the business

Company

Sophiris Bio Inc., or the Company, or Sophiris, is a clinical-stage biopharmaceutical company currently developing PRX302 for treatment of the symptoms of benign prostatic hyperplasia, or BPH, commonly referred to as an enlarged prostate and for the treatment of localized low to intermediate risk prostate cancer. The Company is governed by the British Columbia Business Corporations Act and began operations on January 11, 2002. The Company’s operations were initially located in Vancouver, British Columbia until April 2011, when its core activities and headquarters relocated from Vancouver, British Columbia to San Diego, California.

2.	Recently adopted accounting pronouncements

On June 10, 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-10, “Development Stage Entities (Topic 915) – Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation,” which eliminates the concept of a development stage entity in its entirety from current accounting guidance and provides for certain amendments to the consolidation guidance in Topic 810 in the Accounting Standards Codification, or ASC. Prior to the issuance of this guidance the Company was considered a development stage entity and as a result the Company included certain inception-to-date disclosures in its financial statements. The guidance related to the elimination of the concept of a development stage entity is effective for public companies for annual reporting periods beginning after December 15, 2014, and interim periods therein. The amendment of the consolidation guidance in Topic 810 is effective for public companies for annual reporting periods beginning after December 15, 2015. Early adoption of the new standard was permitted. ASU No. 2014-10 was adopted by the Company during the quarter ended June 30, 2014. As such all inception-to-date disclosures have been removed from these condensed consolidated financial statements.

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

6.

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

 Foreign currency

Gains and losses resulting from foreign currency translation are recorded in accumulated other comprehensive gain (loss), which is a separate component of stockholders’ equity. Foreign currency transaction gains and losses are recognized as a component of other income (expense), net. The Company recorded foreign exchange transaction gains and (losses) of $21,000 and ($24,000) for the three months and nine months ended September 30, 2014, respectively, and $166,000 and ($223,000) for the three and nine months ended September 30, 2013, respectively.

Cash and cash equivalents

Cash equivalents are short-term, highly liquid investments with an original maturity of three months or less at the date of purchase.

Securities Available-for-Sale

Investments with an original maturity of more than three months when purchased have been classified by management as securities available-for-sale. Such investments are carried at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive gain (loss) in shareholders’ equity. Realized gains and losses on available-for-sale securities are included in interest income. No other-than-temporary impairments were identified for the investment securities held by the Company as of September 30, 2014 or December 31, 2013.The cost of investment securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. The cost of securities sold is based on the specific-identification method. The Company has classified all of its investment securities as available-for-sale, including those with maturities beyond one year, as current assets on the consolidated balance sheets based on the highly liquid nature of the investment securities and because these investment securities are considered available for use in current operations.

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

7.

The Company recognizes up front license payments as revenue upon delivery of the license only if the license has stand-alone value to the customer and if the agreement includes a general right of return, the delivery or performance of undelivered items is considered probable and within the control of the Company. The payment is generally allocated to the separate units of accounting based on their relative selling prices. The selling price of each deliverable is determined using vendor specific objective evidence of selling prices, if it exists; otherwise, third-party evidence of selling prices. If neither vendor specific objective evidence nor third-party evidence exists, the Company uses its best estimate of the selling price for each deliverable. The payment allocated is limited to the amount that is not contingent on the delivery of additional items or fulfillment of other performance conditions.

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

Accrued research and development expenses

Clinical trial costs are recorded as a component of research and development expenses. The Company accrues and expenses clinical trial activities performed by third parties based upon estimates of the percentage of work completed of the total work over the life of the individual study in accordance with agreements established with clinical research organizations and clinical trial sites. The Company determines the estimates through discussions with internal clinical personnel and external service providers as to the progress or stage of completion of trials or services and the agreed-upon fee to be paid for such services based on facts and circumstances known to the Company as of each balance sheet date. However, actual costs and timing of clinical trials are highly uncertain, subject to risks and may change depending upon a number of factors, including the Company’s clinical development plan. The process of estimating clinical trial costs may become more complex as the Company’s ongoing and planned Phase 3 clinical trials involve larger numbers of patients and clinical sites.

8.

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

Prior to the Company’s initial public offering, or IPO, the Company had issued its stock options with a Canadian dollar denominated exercise price. Subsequent to the Company’s IPO, the Company issues its stock options with a U.S. dollar denominated exercise price.

Effective November 13, 2013, the Company voluntarily delisted from the Toronto Stock Exchange, or TSX. As a result of the delisting from the TSX and the change in the Company’s functional currency to the U.S. dollar, the stock options granted with exercise prices denominated in Canadian dollars are considered dual indexed as defined in ASC 718, “Compensation, Stock Compensation”. As a result, the Company is required to account for these stock options as a liability. Historically these options had been accounted for as equity. The estimated fair value is determined using the Black-Scholes pricing model based on the estimated value of the underlying common shares at the valuation measurement date, the remaining service period of the stock options, risk-free interest rates, expected dividends and expected volatility of the price of the underlying common shares. The fair value of the stock-based compensation liability was $129,000 at September 30, 2014. As the calculated fair value of the stock options at September 30, 2014 was less than the original grant date fair value no additional compensation expense was recorded in the consolidated statement of operations and comprehensive loss. The change in the fair value of the stock-based compensation liability of $45,000 and ($73,000) for the three months ended September 30, 2014 and for the nine months ended September 30, 2014, respectively, was recorded as an adjustment to Contributed Surplus.

9.

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

Recent accounting pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”. This guidance is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This guidance is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. The Company will adopt this guidance on January 1, 2017. Companies may use either a full retrospective or a modified retrospective approach to adopt this guidance. The Company is evaluating which transition approach to use and its impact, if any, on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The guidance outlines management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and provides guidance on the related footnote disclosure. The amendments are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is in the process of evaluating the impact of this guidance on its consolidated financial statement disclosures.

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

10.

The following diluted securities have been excluded from the computation of diluted weighted-average shares outstanding as of September 30, 2014 and September 30, 2013 as the Company recorded a net loss in all periods and therefore they would be anti-dilutive (in thousands):

	September 30, 2014	September 30, 2013
Options to purchase common shares	1,380	290
Common share purchase warrants	1,001	919

5.	Securities Available-for-Sale

Securities available-for-sale consisted of the following as of September 30, 2014 (in thousands):

	September 30, 2014
	Amortized	Unrealized		Estimated
	Cost	Gain	Loss	Fair Value
Commercial paper	$6,798	$—	$—	$6,798
U.S. government sponsored enterprise securities	3,302	1	—	3,303
Corporate debt securities	2,868	1	—	2,869
	$12,968	$2	$—	$12,970

The amortized cost and estimated fair value of the Company securities available-for-sale by contractual maturity as of September 30, 2014 are shown below (in thousands):

	September 30, 2014
	Amortized	Unrealized		Estimated
	Cost	Gain	Loss	Fair Value
Within one year	$12,968	$2	$—	$12,970
After one year	—	—	—	—
	$12,968	$2	$—	$12,970

Securities available-for-sale consisted of the following as of December 31, 2013 (in thousands):

	December 31, 2013
	Amortized	Unrealized		Estimated
	Cost	Gain	Loss	Fair Value
Commercial paper	$9,798	$—	$—	$9,798
U.S. government sponsored enterprise securities	17,007	2	(4)	17,005
Corporate debt securities	6,506	2	(1)	6,507
	$33,311	$4	$(5)	$33,310

The amortized cost and estimated fair value of the Company securities available-for-sale by contractual maturity as of December 31, 2013 are shown below (in thousands):

	December 31, 2013
	Amortized	Unrealized		Estimated
	Cost	Gain	Loss	Fair Value
Within one year	$30,430	$2	$(4)	$30,428
After one year	2,881	2	(1)	2,882
	$33,311	$4	$(5)	$33,310

11.

6.	Fair value measurement and financial instruments

As of September 30, 2014, the Company has $26.5 million of securities consisting of money market funds, commercial paper, U.S. government sponsored enterprise securities and corporate debt securities with maturities that range from one day to nine months with an overall average time to maturity of 2.7 months. The Company has the ability to liquidate these investments without restriction. The Company determines fair value for securities with Level 1 inputs through quoted market prices. The Company determines fair value for securities with Level 2 inputs through broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. The Company’s Level 2 securities have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, typically utilizing third party pricing services or other observable market data. The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, and other industry and economic events. The Company’s Level 3 inputs are unobservable inputs based on the Company’s assessment that market participants would use in pricing the instruments.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis for the periods presented (in thousands):

	September 30, 2014	Level 1	Level 2	Level 3
Assets:
Money market funds	$4,699	$4,699	$—	$—
Commercial paper	15,597	—	15,597	—
U.S. government sponsored enterprise securities	3,303	—	3,303	—
Corporate debt securities	2,869	—	2,869	—
Total assets	$26,468	$4,699	$21,769	$—
Liabilities:
Warrant liability	$—	$—	$—	$—
Stock-based compensation liability	129	—	—	129
Total liabilities	$129	$—	$—	$129

	December 31, 2013	Level 1	Level 2	Level 3
Assets:
Money market funds	$55	$55	$—	$—
Commercial paper	23,570	—	23,570	—
U.S. government sponsored enterprise securities	17,005	—	17,005	—
Corporate debt securities	6,507	—	6,507	—
Total assets	$47,137	$55	$47,082	$—
Liabilities:
Warrant liability	$883	$—	$—	$883
Stock-based compensation liability	202	—	—	202
Total liabilities	$1,085	$—	$—	$1,085

The Company calculates the fair value of the common share purchase warrants with exercise prices denominated in Canadian dollars (level 3) at each reporting period utilizing a Black-Scholes pricing model. The following inputs were utilized in the Black-Scholes pricing model:

	September 30, 2014	December 31, 2013
Stock price at the end of each reporting period	$2.93	$3.70
Weighted average exercise price	$30.18	$25.45
Risk-free interest rate	0.13%	0.62%
Volatility	52.06%	115.09%
Dividend yield	0.00%	0.00%
Expected life in years	0.46	2.51
Calculated fair value per common share purchase warrant	$—	$0.96

12.

 The following table presents a reconciliation of the warrant liability measured at fair value using unobservable inputs (Level 3) (in thousands):

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Liabilities:
Balance at beginning of period:	$—	$883
Reclassification of fair value of warrant liability to equity as a result of the amendment to convert the exercise price of certain warrants from Canadian dollars to U.S dollars of the underlying common share purchase warrants	—	(834)
Change in fair value of warrant liability included in other income (expense), net	—	(49)
Balance at end of period:	$—	$—

The Company calculates the fair value of the stock-based compensation liability for those stock options with exercise prices denominated in Canadian Dollars (level 3) at each reporting period utilizing a Black-Scholes pricing model. The following inputs were utilized in the Black-Scholes pricing model:

	September 30, 2014	December 31, 2013
Stock price at the end of each reporting period	$2.93	$3.70
Weighted average exercise price	$16.48	$17.66
Risk-free interest rate	0.93%	1.00%
Volatility	97.80%	94.53%
Dividend yield	0.00%	0.00%
Expected life in years	2.72	3.42
Calculated fair value per stock option	$0.73	$1.17

The following table presents a reconciliation of the stock-based compensation liability measured at fair value using unobservable inputs (Level 3) (in thousands):

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Liabilities:
Balance at beginning of period:	$84	$202
Change in fair value of stock-based compensation liability recorded as an adjustment to contributed surplus	45	(73)
Balance at end of period:	$129	$129

There were no transfers of assets or liabilities between the fair value measurement classifications.

13.

7.	Prepaid expenses

Prepaid expenses as of September 30, 2014 and December 31, 2013 consisted of the following (in thousands):

	September 30,	December 31,
	2014	2013
Prepaid insurance	$385	$292
Prepaid research and development expenses	2,689	3,218
Other prepaid expenses	27	88
	$3,101	$3,598

As of September 30, 2014 and December 31, 2013, prepaid research and development expenses includes $2.6 million and $2.7 million, respectively for upfront fees paid to our clinical research organizations assisting with our on-going Phase 3 clinical trial. The upfront fees will be relieved in future periods based upon work completed.

8.	Accrued expenses

Accrued expenses as of September 30, 2014 and December 31, 2013 consisted of the following (in thousands):

	September 30,	December 31,
	2014	2013
Accrued personnel related costs	$841	$1,063
Accrued interest	48	50
Accrued research and development expenses	1,738	713
Other accrued expenses	285	355
	$2,912	$2,181

9.	Promissory notes

On June 30, 2014, we entered into a $6.0 million Loan and Security Agreement with Oxford Finance LLC. The principal borrowed under the loan bears fixed interest of 9.504% per annum. The Company has the option to prepay the outstanding balance of the loan in full, subject to a prepayment fee of 1% to 3% depending upon when the prepayment occurs. Upon the final repayment of the loan on the maturity date, by prepayment, or upon acceleration, the Company shall pay Oxford an additional fee of 5% of the principal amount of $6.0 million. This additional fee is recorded as a debt discount and is being recognized as interest expense over the life of the loan utilizing the effective interest method. The repayment terms are monthly interest only payments through July 1, 2015 followed by 36 equal monthly payments of principal and interest.

In connection with the loan, the Company granted to Oxford a security interest in all of the Company’s personal property now owned or hereafter acquired, excluding intellectual property and certain other assets.

As of September 30, 2014, the Company was in compliance with all covenants under the loan.

14.

As of September 30, 2014, the future contractual principal and final fee payments on our debt obligation are as follows (in thousands):

Year 1	$290
Year 2	1,843
Year 3	2,026
Year 4	2,141
Total	$6,300

The following table summarizes interest expense (in thousands) for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Simple interest	$143	$197	$358	$679
Amortization of debt discount	32	91	155	299
Amortization of promissory notes issuance costs	-	25	38	86
	$175	$313	$551	$1,064

10.	Common stock purchase agreement with Aspire Capital

On May 16, 2014, the Company entered into a common stock purchase agreement, or the Purchase Agreement, with Aspire Capital Fund LLC, or Aspire Capital. Under the Purchase Agreement, on any trading day on which the closing sale price of the Company’s common shares exceeds $2.00, the Company has the right, in its sole discretion, to present Aspire Capital with a purchase notice, directing Aspire Capital (as principal) to purchase up to 100,000 of the Company’s common shares, per trading day, provided that the aggregate price of each such purchase shall not exceed $1,000,000 per trading day. The Company can direct Aspire Capital to purchase an additional $13 million of the Company’s common shares over the remaining 26 months of the Purchase Agreement. Future purchases under the Purchase Agreement will be at a per share price equal to the lesser of:

• the lowest sale price of the Company’s common shares on the purchase date; or
• the arithmetic average of the three lowest closing sale prices for the Company’s common shares during the ten consecutive trading days ending on the trading day immediately preceding the purchase date.

Other than the initial purchase completed under the Purchase Agreement, there were no sales of common shares to Aspire Capital from May 16, 2014 through September 30, 2014.

11.	Stock-based compensation plan

Equity awards

The Company’s Amended and Restated 2011 Stock Option plan, or the Plan, provides for the granting of options for the purchase of common shares of the Company at the fair value of the Company’s common shares on the date of the option grant. Options are granted to employees, directors and non-employees. The board of directors or a committee appointed by the board of directors administers the Plan and has discretion as to the number, vesting period and expiry date of each option award. Historically the Company granted options to residents of the United States with an exercise price denominated in Canadian dollars, the functional currency of Sophiris Bio Inc. Inc. prior to the Company’s IPO. The Company grants options with an exercise price denominated in U.S. dollars

15.

The Company recognized stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Research and development	$182	$28	$528	$152
General and administrative	403	162	1,210	563
Total	$585	$190	$1,738	$715

As of September 30, 2014 there was $1.0 million of total unrecognized compensation expense related to non-vested stock awards. As of September 30, 2014 the Company expects to recognize these costs over a weighted average period of approximately 1.1 years.

The fair values of options granted during the nine months ended September 30, 2014 and 2013 were estimated at the date of grant using the following weighted-average assumptions:

	Nine Months Ended September 30,
	2014	2013
Expected life of the option term (years)	3.7	4.2
Risk-free interest rate	1.2%	1.4%
Dividend rate	0%	0%
Volatility	76.2%	69.1%
Forfeiture rate	5.3%	8.8%

The following table summarizes stock option activity, including options issued to employees, directors and non-employees (in thousands, except per share):

	Options outstanding	Weighted average exercise price	Currency
Outstanding at January 1, 2014	1,362	$7.10	US
Options granted	87	2.57	US
Options forfeited	(12)	29.89	CND
Options forfeited	(54)	4.41	US
Options expired	(3)	26.00	CND
Outstanding at September 30, 2014	1,380	$6.69	US

The total amounts of options outstanding at September 30, 2014 include options with exercise prices denominated in Canadian dollars and U.S. dollars. The Canadian dollar amounts have been converted to U.S. dollars for purposes of the weighted average exercise price calculation using the grant date exchange rate for each Canadian dollar denominated option.

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

16.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and notes included below in this Quarterly Report on Form 10-Q (this Quarterly Report) and the audited consolidated financial statements and notes as of and for the year ended December 31, 2013 included with our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC. Operating results are not necessarily indicative of results that may occur in future periods.

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

All dollar amounts are expressed in U.S. dollars unless otherwise noted. All amounts that are expressed on an as-converted from Canadian dollar to U.S. dollar basis are calculated using the conversion rate as of September 30, 2014 unless otherwise noted.

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

In September 2014, we announced that we completed enrollment in a Phase 3 clinical trial of PRX302 (topsalysin) as a treatment for lower urinary tract symptoms of BPH. The randomized, double-blind and vehicle-controlled study will assess the safety and efficacy of a single intraprostatic injection of PRX302 (0.6 µg/g prostate) for the treatment of BPH. The primary endpoint is the International Prostate Symptom Score (IPSS) total score change from baseline over 52 weeks. Secondary endpoints include Qmax (maximum urine flow) change from baseline (maximum urine flow) over 52 weeks.

In May 2014, we announced that we intend to initiate a proof of concept study for PRX302 as a treatment for localized low to intermediate risk prostate cancer. We expect to initiate this study prior to the end of the first quarter of 2015.

17.

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

Essentially all of our research and development expenses related to PRX302 during the three and nine months ended September 30, 2014 and 2013. We recognized research and development expenses as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Clinical research and development	$6,074	$1,230	$17,165	$4,225
Pre-clinical research and development	-	-	2	2
Manufacturing	454	859	2,934	1,764
Stock-based compensation expense	182	28	528	152
	$6,710	$2,117	$20,629	$6,143

18.

At this time, due to the risks inherent in the clinical trial process and given the early stage of our product development program, we are unable to estimate with any certainty the costs we will incur in the continued development of PRX302 for potential approval and commercialization. Clinical development timelines, the probability of success and development costs can differ materially from expectations. However, we do expect our research and development expenses to increase for the foreseeable future as we advance PRX302 through our first Phase 3 clinical trial for the treatment of symptoms of BPH and we initiate a proof of concept study of PRX302 for localized low to intermediate risk prostate cancer. The process of conducting clinical trials necessary to obtain regulatory approval is costly and time consuming. Any failure by us or delay in completing clinical trials, or in obtaining regulatory approvals, could lead to increased research and development expense and, in turn, have a material adverse effect on our results of operations.

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

Interest Expense

Interest expense primarily represents interest payable to Oxford Finance, LLC, or Oxford, amortization of our debt discount and issuance costs associated with both our original loan and our new loan with Oxford.

Interest Income

We earn interest income from interest-bearing cash and investment accounts.

Gain on Revaluation of Warrant Liability

We changed our functional currency from the Canadian dollar to the U.S. dollar subsequent to the completion of our initial public offering on the NASDAQ effective August 16, 2013.

Subsequent to the change in functional currency, the Company calculates the fair value of its warrants with exercise prices in Canadian dollars utilizing the Black Scholes pricing model and classified this fair value as a long term liability in accordance with Accounting Standards Codification, or ASC, 815, “Derivatives and Hedging”. At each reporting period subsequent to the change in the Company’s functional currency, we adjust the fair value of the warrant liability and any corresponding increase or decrease to the warrant liability will be recorded as a component of other income (expense) on the consolidated statement of operations and comprehensive loss.

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

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the revenues and expenses incurred during the reported periods. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. There were no material changes to our critical accounting policies and estimates during the quarter ended September 30, 2014.

19.

Results Of Operations

Comparison of the three months ended September 30, 2014 and 2013

The following table summarizes the results of our operations for the three months ended September 30, 2014 and 2013, together with the changes in those items in dollars (in thousands):

	Three Months Ended September 30,
	2014	2013	Change 2014 vs. 2013
Research and development expenses	6,710	2,117	4,593
General and administrative expenses	1,370	883	487
Interest expense	(175)	(313)	138
Interest income	10	—	10
Gain on revaluation of warrant liability	—	195	(195)
Other income (expense), net	21	166	(145)

Research and development expenses. Research and development expenses were $6.7 million in the three months ended September 30, 2014 compared to $2.1 million in the three months ended September 30, 2013. The increase in research and development costs is primarily due to a $4.8 million increase in clinical costs associated with our Phase 3 clinical trial of PRX302, which began enrolling patients in October 2013 and an increase in stock-based compensation expense of $0.2 million. This increase is offset by a decrease of $0.4 million in the costs associated with manufacturing activities for PRX302.

General and administrative expenses. General and administrative expenses were $1.4 million in the three months ended September 30, 2014 compared to $0.9 million for the three months ended September 30, 2013. The increase from the three months ended September 30, 2013 to the three months ended September 30, 2014 is due to the increase in personnel related costs of $0.1 million and an increase in stock-based compensation expense of $0.2 million as a result of the inclusion of three months of expense associated with stock options granted to employees and directors in October 2013. The remaining $0.2 million increase is associated with an increase in accounting and auditing fees and corporate insurance period over period.

Interest expense. Interest expense was $0.2 million in the three months ended September 30, 2014 compared to $0.3 million in the same period in 2013. The Company pays down the outstanding principal balance on its promissory notes by making fixed monthly principal and interest payments, as a result the decrease in interest expense period over period is directly associated with a decrease in the outstanding principal balance from 2013 to 2014.

Interest income. Interest income of $10,000 was recorded for the three months ended September 30, 2014 as a result of interest earned on interest-bearing cash and investment accounts.

Gain on revaluation of warrant liability. Gain on revaluation of the warrant liability was $0.2 million for the three months ended September 30, 2013. The non-cash gain is associated with the change in the fair value of our warrant liability. The fair value of the warrant liability was $0 at September 30, 2014. The fair value is calculated utilizing the Black-Scholes pricing model.

Other income, net. Other income, net was $21,000 for the three months ended September 30, 2014 compared to $0.2 million other income, net for the three months ended September 30, 2013. This change was primarily due to a $0.1 million decrease in foreign exchange losses associated with foreign currency transactions.

20.

Comparison of the nine months ended September 30, 2014 and 2013

The following table summarizes the results of our operations for the nine months ended September 30, 2014 and 2013, together with the changes in those items in dollars (in thousands):

	Nine Months Ended September 30,
	2014	2013	Change 2014 vs. 2013
License revenue	$—	$5,000	$(5,000)
Research and development expenses	20,629	6,143	14,486
General and administrative expenses	4,316	3,009	1,307
Interest expense	(551)	(1,064)	513
Interest income	40	—	40
Gain on revaluation of warrant liability	49	195	(146)
Other income (expense), net	(27)	(190)	163
Income tax expense	—	500	(500)

License revenue. During the nine months ended September 30, 2013, we recorded as revenue a $5.0 million non-refundable milestone payment from Kissei upon our achievement of certain development activities, as such milestone had been achieved during the nine months ended September 30, 2013.

Research and development expenses. Research and development expenses were $20.6 million in the nine months ended September 30, 2014 compared to $6.1 million in the nine months ended September 30, 2013. The increase in research and development costs is primarily due to a $13.7million increase in costs associated with our Phase 3 clinical trial of PRX302, which began enrolling patients in October 2013, and a $1.3 million increase in the costs associated with manufacturing activities for PRX302. These increases are offset by a decrease of $0.4 million for license fees paid in 2013 to UVIC and Johns Hopkins associated with our $5.0 million non-refundable milestone payment from Kissei and a decrease of $0.5 million associated with our completed Transrectal safety study. Research and development expenses included stock-based compensation expense of $0.5 million for the nine months ended September 30, 2014 as compared to $0.2 million for the nine months ended September 30, 2013.

General and administrative expenses. General and administrative expenses were $4.3 million for the nine months ended September 30, 2014 compared to $3.0 million for the nine months ended September 30, 2013. The increase from the nine months ended September 30, 2013 to the nine months ended September 30, 2014 is due to an increase in personnel related expenses of $0.3 million, an increase in directors and officers insurance of $0.2 million as a result of our initial public offering on the NASDAQ in August 2013 and an increase in stock-based compensation expense of $0.6 million as a result of the inclusion of nine months of expense associated with stock option grants to employees and directors in October 2013.

Interest expense. Interest expense was $0.6 million in the nine months ended September 30, 2014 compared to $1.1 million in the same period in 2013. The Company pays down the outstanding principal balance on its promissory notes by making fixed monthly principal and interest payments, as a result the decrease in interest expense from period to period is directly associated with a decrease in the outstanding principal balance from 2013 to 2014.

Interest income. Interest income of $40,000 was recorded for the nine months ended September 30, 2014 as a result of interest earned on interest-bearing cash and investment accounts.

Gain on revaluation of warrant liability. Gain on revaluation of the warrant liability was $49,000 for the nine months ended September 30, 2014 compared to $0.2 million for the nine months ended September 30, 2013.

Other expense, net. Other expense, net was $27,000 for the nine months ended September 30, 2014 compared to $0.2 million for the nine months ended September 30, 2013. This change was primarily due to a $0.2 million decrease in foreign exchange losses associated with foreign currency transactions.

Income tax expense. The $5.0 million milestone payment that we recorded from Kissei during the nine months ended September 30, 2013 was subject to a 10% Japanese withholding tax. As a result, we recorded income tax expense of $0.5 million for the nine months ended September 30, 2013.

21.

Liquidity and Capital Resources

Since our inception, our operations have been primarily financed through public and private equity sales, debt financing and payments from Kissei. Since inception, we have devoted our resources to funding and conducting research and development programs, including discovery research, preclinical studies and clinical trial activities.

At September 30, 2014, we had cash, cash equivalents and securities available-for-sale of $29.1 million and net working capital of $25.3 million. In May 2014 we entered into a common stock purchase agreement with Aspire Capital Fund, LLC, or Aspire Capital which provides that Aspire Capital is committed to purchase up to an aggregate of $15.0 million of our common shares over the approximately 30 month term of the agreement. Upon the execution of the agreement, we sold to Aspire Capital 604,230 common shares which resulted in net proceeds of $1.9 million. Over the remaining 26 months the Company has the right, subject to certain limitations including but not limited to the Company’s closing stock price not falling below $2.00 on the date of any directed purchase, to direct Aspire Capital to purchase up to an additional $13 million of our common shares. There were no additional sales of common shares to Aspire Capital during the three months ended September 30, 2014.

On June 30, 2014, we entered into a new loan and security agreement with Oxford pursuant to which Oxford has loaned a principal amount of $6.0 million to refinance our then existing term loan with Oxford and to provide additional working capital. The principal amount was used by us to settle approximately $2.9 million of outstanding principal on our then existing term loan, to settle accrued interest on such term loan, to settle other fees and expenses, including approximately $0.7 million in an accrued final payment due under the then existing term loan, and the remaining cash proceeds of approximately $2.3 million will be used for general corporate purposes

The principal borrowed under the new loan bears a fixed interest of 9.504% per annum, which interest shall be payable monthly in arrears. Upon the earliest to occur of (i) the maturity date, (ii) the date we prepay all outstanding amounts under the new loan, or (iii) the date that all amounts under the new loan become due and payable, we shall pay Oxford an additional fee of 5% of the original principal amount. The repayment terms of the new loan are monthly interest only payments through July 1, 2015 followed by 36 months of equal principal and interest payments.

We expect that our current cash, cash equivalents and securities available-for-sale as of September 30, 2014 will be sufficient to fund our operations for at least the next 12 months, assuming that we do not initiate the second Phase 3 clinical trial. The following table shows a summary of our cash flows for the nine months ended September 30, 2014 and 2013 (in thousands):

	Nine Months Ended September 30,
	2014	2013
Net cash provided by (used in):
Operating activities	$(19,794)	$(8,822)
Investing activities	20,302	(3)
Financing activities	839	53,913
Effect of exchange rate changes on cash and cash equivalents	(12)	(70)
Net increase in cash and cash equivalents	$1,335	$45,018

Operating Activities

Net cash used in operating activities increased to $19.8 million for the nine months ended September 30, 2014 compared to $8.8 million for the nine months ended September 30, 2013. The increase in net cash used in operating activities of $11.0 million was primarily due to the net cash outflow impact of the increase in our net loss from period to period. The increase in our net loss from the nine months ended September 30, 2013 to the nine months ended September 30, 2014 is primarily a result of the increase in our research and development expenses as a result of an increase in activities associated with our on-going Phase 3 clinical trial of PRX302.

22.

Investing Activities

Net cash provided by investing activities was $20.3 million for the nine months ended September 30, 2014, compared to $3,000 net cash used in investing activities for the nine months ended September 30, 2013. The increase in net cash provided by investing activities during the nine months ended September 30, 2014 represents the usage of the proceeds from the maturity of securities classified as available-for-sale to fund our operations and to a lesser extent to purchase securities with maturities less than 90 days which are classified as cash and cash equivalents.

Financing Activities

Net cash provided by financing activities was $0.8 million for the nine months ended September 30, 2014 as compared to $53.9 million net cash used in financing activities for the nine months ended September 30, 2013. The cash provided by financing activities for the nine months ended September 30, 2014 reflects the proceeds of $1.9 million, net from the common share purchase by Aspire Capital. The cash provided by financing activities also includes cash received from Oxford of $2.4 million from our new loan. These funds are offset by the settlement of our outstanding principal of $3.4 million due under the original loan. The cash provided in financing activities during the nine months ended September 30, 2013 includes $57.8 million, net from our U.S. public offering. These funds are offset by $3.9 million of principal payments on our original loan with Oxford.

Future Operations

We have devoted substantial resources to developing PRX302, protecting and enhancing our intellectual property and providing general and administrative support for these activities. We have not generated any revenue from product sales and, to date, have funded our operations primarily through public and private equity security sales, debt financing and payments from Kissei.

We expect that we will require additional capital to complete development of PRX302, including conducting our second planned Phase 3 clinical trial and any other clinical trials of PRX302 for the treatment of localized low to intermediate risk prostate cancer other than our planned proof of concept study, to obtain regulatory approval of and to commercialize PRX302.

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

23.

Contractual Obligations and Commitments

The following is a summary of our contractual obligations as of September 30, 2014 (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligation relating to facility(1)	$315	$118	$197	$—	$—
Principal and interest payable under promissory notes (2)	7,695	860	4,613	2,222	—

Total	$8,010	$978	$4,810	$2,222	$—

(1)

We currently lease an office facility comprising our headquarters in San Diego, California under a non-cancelable lease. The lease, as amended, expires in May 2017 and the minimum rent is $8,729 per month, subject to annual cost of living increases, plus our pro rata share of certain operating costs and other expenses.

(2)

In June 2014, we entered into a new loan and security agreement with Oxford. The principal borrowed under the new loan bears a fixed interest of 9.504% per annum, which interest shall be payable monthly in arrears. Upon the earliest to occur of (i) the maturity date, (ii) the date we prepay all outstanding amounts under the new loan, or (iii) the date that all amounts under the new loan become due and payable, we shall pay Oxford an additional fee of 5% of the original principal amount or $0.3 million. The repayment terms of the new loan are monthly interest only payments through July 1, 2015 followed by 36 equal monthly payments of principal and interest.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements (as defined by applicable SEC regulations) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Recently adopted accounting pronouncements

On June 10, 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-10, “Development Stage Entities (Topic 915) – Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation,” which eliminates the concept of a development stage entity in its entirety from current accounting guidance and provides for certain amendments to the consolidation guidance in Topic 810 in the ASC. Prior to the issuance of this guidance we were considered a development stage entity and as a result we included certain inception-to-date disclosures in its financial statements. The guidance related to the elimination of the concept of a development stage entity is effective for public companies for annual reporting periods beginning after December 15, 2014, and interim periods therein. The amendment of the consolidation guidance in Topic 810 is effective for public companies for annual reporting periods beginning after December 15, 2015. Early adoption of the new standard was permitted. ASU No. 2014-10 was adopted by us during the quarter ended June 30, 2014. As such all inception-to-date disclosures have been removed from these condensed consolidated financial statements.

24.

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board issued authoritative accounting guidance related to revenue from contracts with customers. This guidance is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This guidance is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. We will adopt this guidance on January 1, 2017. Companies may use either a full retrospective or a modified retrospective approach to adopt this guidance. We are evaluating which transition approach to use and its impact, if any, on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The guidance outlines management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and provides guidance on the related footnote disclosure. The amendments are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. We are in the process of evaluating the impact of this guidance on our consolidated financial statement disclosures.

Item 3.	Qualitative and Quantitative Disclosures About Market Risk

Our primary market risk is the exposure to foreign currency exchange rate fluctuations. This risk arises from our holdings of foreign currency denominated accounts payable. Changes in foreign currency exchange rates can create foreign exchange gains or losses to us. We do not engage in foreign currency hedging arrangements for our accounts payable, and, consequently, foreign currency fluctuations may adversely affect our earnings. During the nine months ended September 30, 2014 and 2013, 18.1% and 33%, respectively, of our operating expenses were denominated in currencies other than the U.S. dollar. We have minimal direct exposure to interest rate risks as we do not have variable rate financial liabilities. In addition, our Oxford loan has a fixed interest rate of 9.504% therefore fluctuations in interest rates do not have an effect on the total outstanding principal due.

We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment activities is to preserve principal and liquidity. To achieve this objective, we invest in money market funds and high quality marketable debt instruments of corporations, financial institutions and government sponsored enterprises with contractual maturity dates of generally less than three years. We do not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt. If a 10% change in interest rates were to have occurred on September 30, 2014, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

25.

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

As of September 30, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2014.

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

26.

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

We are at an early stage of development of our product candidate, PRX302, for the treatment of the symptoms of benign prostatic hyperplasia, or BPH and for the treatment of localized low to intermediate risk prostate cancer. We have not completed the development of any product candidates and, accordingly, have not begun to commercialize, or generate any product revenues from any product candidate. PRX302 requires significant additional clinical testing and investment prior to seeking marketing approval. A commitment of substantial resources by us and potential partners will be required to conduct time-consuming Phase 3 clinical trials for PRX302 to meet applicable regulatory standards, obtain required regulatory approvals, and to successfully commercialize this product candidate. PRX302 is not expected to be commercially available for several years, if at all.

We are highly dependent on the success of PRX302 and we may not be able to successfully obtain regulatory or marketing approval for, or successfully commercialize, this product candidate.

To date, we have expended significant time, resources and effort on the development of PRX302, including conducting preclinical and clinical trials. We have no product candidates in our clinical development pipeline other than PRX302. Our ability to generate product revenues and to achieve commercial success in the near term will initially depend almost entirely on our ability to successfully develop, obtain regulatory approval for and then successfully commercialize PRX302 in the United States and the European Economic Area, or EEA. Before we can market and sell PRX302 in the United States or foreign jurisdictions, we will need to commence and complete additional clinical trials, manage clinical, preclinical, and manufacturing activities, obtain necessary regulatory approvals from the Food and Drug Administration, or FDA, in the United States and from similar foreign regulatory agencies in other jurisdictions, obtain manufacturing supply, build a commercial organization or enter into a marketing collaboration with a third party, and in some jurisdictions, obtain reimbursement authorization, among other things. We cannot assure you that we will be able to successfully complete the necessary preclinical studies and clinical trials and/or obtain regulatory approvals and sufficient commercial manufacturing supply for PRX302. If we do not receive regulatory approvals, our business, prospects, financial condition and results of operations will be adversely affected. Even if we obtain regulatory approvals, we may never generate significant revenues from any commercial sales of PRX302. If we fail to successfully commercialize PRX302, we may be unable to generate sufficient revenues to sustain and grow our business and our business, prospects, financial condition and results of operations will be adversely affected.

27.

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

28.

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

*The clinical trial protocol and design for our one ongoing and additional planned Phase 3 clinical trials of PRX302 may not be sufficient to allow us to submit a BLA to the FDA or demonstrate safety or efficacy at the level required by the FDA for product approval.

Based on the results from our Phase 2 clinical trials, we are currently conducting a Phase 3 clinical trial of PRX302 and expect to conduct one additional Phase 3 clinical trial for PRX302 to examine whether PRX302 will effectively relieve BPH symptoms as measured at three months and 12 months following treatment. The first of our two planned Phase 3 clinical trials, in which we completed enrollment in September 2014, will use the International Prostate Symptom Score, or IPSS, outcome measure evaluated at 12 months as the primary endpoint, which is consistent with clinical trials of another injectable currently under development by a third party for the treatment of the symptoms of BPH. We have not submitted a special protocol assessment, or SPA, which drug development companies sometimes use to obtain an agreement with the FDA concerning the design and size of a clinical trial intended to form the primary basis of an effectiveness claim. Without the concurrence of the FDA on an SPA or otherwise, we cannot be certain that the design, conduct and data analysis approach for our ongoing and planned Phase 3 clinical trials will generate data sufficient to establish the effectiveness of PRX302 for treatment of BPH symptoms to the FDA’s satisfaction, and therefore allow us to submit or receive approval of a BLA for PRX302. If the FDA requires us, or we otherwise determine, to amend our protocols, change our clinical trial designs, increase enrollment targets or conduct additional clinical trials, our ability to obtain regulatory approval on the timeline we have projected would be jeopardized and we could be required to make significant additional expenditures related to clinical development.

29.

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

*We expect to receive an interim analysis of the results of our first Phase 3 clinical trial of PRX 302 in late 2014 after all of the enrolled patients complete three months in the trial. Because the results of early clinical trials are not necessarily predictive of future results, PRX302 may not have favorable results in the interim analysis or at completion of the ongoing Phase 3 clinical trial or in later clinical trials or receive regulatory approval.

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

30.

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

31.

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

Any delays in the commencement or completion of our clinical trials will delay our timeline to obtain regulatory approval for our product candidate. In addition, many of the factors that cause, or lead to, a delay in the commencement of clinical trials may also ultimately lead to the denial of regulatory approval for a product candidate. Our one ongoing and additional planned Phase 3 clinical trials of PRX302 for the treatment of the symptoms of BPH will seek to enroll significantly more patients than we have enrolled in clinical trials of PRX302 to date. We have completed enrollment in our first Phase 3 clinical trial. We do not expect to commence enrollment of our second Phase 3 clinical trial until completion of an administrative analysis by an independent data monitoring committee conducted once all patients have completed three months in the first Phase 3 clinical trial and raising additional capital to fund the second Phase 3 clinical trial.

We may face competition to enroll BPH patients in our second planned Phase 3 clinical trials from other clinical trials for other sponsors including potential competitors. Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. Delays in enrollment in our planned Phase 3 clinical trials of PRX302 would result in delays in our ability to pursue regulatory approval of PRX302.

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

32.

*We have relied upon and expect to rely upon multiple CROs to conduct and oversee our ongoing and planned Phase 3 clinical trials for PRX302. If any of our CROs does not meet our deadlines or otherwise conduct the trials as required or if any CRO experiences regulatory compliance issues we may not be able to obtain regulatory approval for or commercialize our product candidate when expected or at all.

We have used multiple CROs for our ongoing Phase 3 clinical trial of PRX302 and expect to rely upon CROs for our second planned Phase 3 clinical trial of PRX302. We also rely upon medical institutions, clinical investigators and contract laboratories to conduct our trials in accordance with our clinical protocols and in accordance with applicable legal and regulatory requirements. These third parties play a significant role in the conduct of these trials and the subsequent collection and analysis of data from the clinical trials. There is no guarantee that any such third party will devote adequate time and resources to our clinical trial. If any of our CROs or any other third parties upon which we rely for administration and conduct of our clinical trials do not successfully carry out their contractual duties or obligations or fail to meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or if they otherwise perform in a substandard manner, our clinical trials may be extended, delayed, suspended or terminated, and we may not be able to complete development of and ultimately obtain approval for and successfully commercialize PRX302. We will rely heavily on these third parties for the execution of our ongoing and planned Phase 3 clinical trials and will control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on CROs does not relieve us of our regulatory responsibilities.

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

We have a CRO in Russia and have clinical sites for our ongoing Phase 3 clinical trial in Russia and the Ukraine. None of these sites are in the formerly active war zone of Eastern Ukraine and to date, none of these sites have been impacted by the hostilities in Ukraine or by the existing and announced United States, European or other sanctions against Russia. However, we cannot assure you that this will not change, and we continue to monitor the situation. If any of our clinical trial sites terminates for any reason, we may experience the loss of follow-up information on patients enrolled in our ongoing clinical trial unless we are able to transfer the care of those patients to another qualified clinical trial site. Further, if our relationship with any of our CROs is terminated, we may be unable to enter into arrangements with alternative CROs on commercially reasonable terms, or at all.

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

33.

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

34.

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

35.

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

36.

*We will need to increase the size of our organization and the scope of our outside vendor relationships, and we may experience difficulties in managing growth.

As of September 30, 2014 we had ten full-time employees. In addition, we have engaged part-time individual consultants to assist us with establishing accounting systems, managing vendors and CROs, project management, regulatory compliance and business development. We will need to expand our managerial, operational, financial and other resources in order to manage our operations and clinical trials, continue our research and development activities, and commercialize our product candidate. Our management and scientific personnel, systems and facilities currently in place may not be adequate to support our future growth. Our need to effectively manage our operations, growth and various projects requires that we:

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

37.

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

38.

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

39.

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

40.

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

41.

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

42.

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

43.

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

*If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

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

44.

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

45.

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

Our operations have consumed substantial amounts of cash since inception. Since inception, we have raised approximately $113 million from the sale of equity securities in private placements and public offerings, $21 million from the issuance of debt securities, and $9 million from the exercise of common share purchase warrants. We expect to continue to spend substantial amounts to continue clinical development of PRX302, including the completion of our ongoing Phase 3 clinical trial for the treatment of the symptoms of BPH, the conduct of our planned Phase 3 clinical trials for the treatment of the symptoms of BPH, our planned proof of concept study of PRX302 for the treatment of localized low to intermediate risk prostate cancer and to pay for future required clinical development, and seek regulatory approval for PRX302, to repay our Oxford loan and to launch and commercialize PRX302, if approved.

We expect that our existing cash, together with interest thereon, will be sufficient to fund our operations for at least the next 12 months, assuming that we do not initiate the second Phase 3 clinical trial. However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. For example, our ongoing Phase 3 clinical trial for the treatment of the symptoms of BPH or our planned Phase 2 clinical trial for the treatment of localized low to intermediate risk prostate cancer may encounter technical, enrollment or other issues that could delay the trial or cause our development costs to increase more than we expected, depleting our cash earlier than expected and jeopardizing our ability to obtain or to use the trials’ results in the absence of additional funding. Any clinical development efforts beyond our ongoing Phase 3 clinical trial in BPH and our planned Phase 2 clinical trial in localized low to intermediate risk prostate cancer will require new funding.

The extent to which we utilize the common stock purchase agreement, or the Purchase Agreement, with Aspire Capital Fund, LLC, or Aspire Capital, as a source of funding will depend on a number of factors, including the prevailing market price of our common stock, the volume of trading in our common stock and the extent to which we are able to secure funds from other sources. The number of shares that we may sell to Aspire Capital under the Purchase Agreement on any given day and during the term of the agreement is limited. See “The Offering” section of this prospectus for additional information. Additionally, we and Aspire Capital may not effect any sales of shares of our common stock under the Purchase Agreement during the continuance of an event of default or on any trading day that the closing sale price of our common stock is less than $2.00 per share. Even if we are able to access the full $15.0 million under the Purchase Agreement, we will still need additional capital to fully implement our business, operating and development plans.

46.

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

*We have incurred significant operating losses since our inception and anticipate that we will continue to incur losses for the foreseeable future.

We have a limited operating history and we have financed our operations primarily through equity and debt financings and have incurred significant operating losses since our inception. We had a net loss of $11.1 million, $21.2 million, and $14.2 million during the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, we had an accumulated deficit of $84.8 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our shareholders’ deficit and working capital. Our losses have resulted principally from costs incurred in our research activities for PRX302. We anticipate that our operating losses will substantially increase over the next several years as we continue development of PRX302, including the conduct of our ongoing and planned Phase 3 clinical trials and our planned proof of concept study in localized low to intermediate risk prostate cancer. In addition, if we obtain regulatory approval of PRX302, we may incur significant sales and marketing expenses and outsourced manufacturing expenses, as well as continued development expenses. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or whether or when we will become profitable.

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

47.

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

At September 30, 2014, we had $16.2 million of cash and cash equivalents and $13.0 million in securities available-for-sale. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents since September 30, 2014, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Further dislocations in the credit market may adversely impact the value and/or liquidity of cash equivalents owned by us.

48.

* Fluctuations in foreign currency exchange rates could result in changes in our reported revenues and earnings.

We currently incur expenses denominated in foreign currencies, specifically in connection with our manufacturing and supply agreement with Boehringer Ingelheim RCV GmbH & Co KG for the manufacture of PRX302, for which payments are denominated in euro. In addition, we expect that we will utilize numerous clinical trial sites as part of our first Phase 3 clinical trial for PRX302 which will be located in various countries outside of the United States. These clinical trial sites may invoice us in the local currency of the site. We do not engage in foreign currency hedging arrangements for our accounts payable, and, consequently, foreign currency fluctuations may adversely affect our earnings. During the nine months ended September 30, 2014 and 2013, 18.1% and 33%, respectively, of our operating expenses were denominated in currencies other than the U.S. dollar. Going forward we anticipate that our sales and expenses, if any, will be denominated in the local currency of the country in which they occur. We may decide to manage this risk by hedging our foreign currency exposure, principally through derivative contracts. Even if we decide to enter into such hedging transactions, we cannot be sure that such hedges will be effective or that the costs of such hedges will not exceed their benefits. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the euro, could result in material amounts of cash being required to settle the hedge transactions or could adversely affect our financial results.

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

49.

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

50.

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

51.

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

52.

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

*The financial reporting obligations of being a public company require significant company resources and management attention.

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

53.

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

54.

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

55.

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

56.

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

57.

Item 2.	Use of Proceeds

Use of Proceeds

As of September 30, 2014, we have utilized $19.9 million of the net proceeds from our initial public offering on the NASDAQ to fund activities associated with our first Phase 3 clinical trial for PRX302, $6.3 million for general corporate purposes and $9.2 million for principal and interest payments on our term loan with Oxford Finance LLC.

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

There were no repurchases of equity securities during the third quarter of 2014.

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

Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

4.4	Form of Common Share Purchase Warrant Issued in connection with the subsequent closings pursuant to our Investment Agreement by and between the Company, Warburg Pincus Private Equity X, L.P. and Warburg Pincus X Partners, L.P., dated September 28, 2010.	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

58.

4.5	Common Share Purchase Warrant Issued to Oxford Finance LLC	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

4.6	Common Share Purchase Warrant Issued to Oxford Finance LLC	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

4.7	Registration Rights Agreement by and between the Company, Warburg Pincus Private Equity X, L.P. and Warburg Pincus X Partners, L.P., dated November 19, 2010	Incorporated by reference to the Amendment No. 5 to the Registrant’s Form S-1/A (SEC File No. 333-186724) filed on August 2, 2013.

4.8	Omnibus Amendment to Warrants to Purchase Common Shares dated January 31, 2014, 2014 by and between the Company and Warburg Pincus Private Equity X, L.P. and Warburg Pincus X Partners, L.P.	Incorporated by reference to the Current Report on Form 8-K filed on February 6, 2014.

4.9	Omnibus Amendment to Warrants to Purchase Common Shares dated February 14, 2014 by and between the Company and Oxford Finance LLC	Incorporated by reference to the Current Report on Form 8-K filed on February 18, 2014

4.10	Common Share Purchase Warrant Issued to Oxford Finance LLC dated June 30, 2014	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 7, 2014.

4.11	Common Share Purchase Warrant Issued to Oxford Finance LLC dated June 30, 2014	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 7, 2014.

10.1+	Officer Change in Control Severance Benefit Agreement by and between Randall E. Woods and the Company	Attached hereto.

10.2+	Officer Change in Control Severance Benefit Agreement by and between Allison Hulme and the Company	Attached hereto.

10.3+	Officer Change in Control Severance Benefit Agreement by and between Peter T. Slover and the Company	Attached hereto.

59.

Exhibit number		Description of Exhibit	Incorporated by Reference or Attached Hereto

31.1		Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended	Attached hereto.

31.2		Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended	Attached hereto.

32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached hereto.

32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached hereto.

101.INS	**	XBRL Instance Document	Attached hereto.

101.SCH	**	XBRL Taxonomy Extension Schema Document	Attached hereto.

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document	Attached hereto.

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document	Attached hereto.

101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document	Attached hereto.

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document	Attached hereto.

+	Indicates management contract or compensatory plan.
*	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
**

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

60.

SIGNATURES

Pursuant to the requirements of the Securities Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on the 12th day of November 2014.

SOPHIRIS BIO INC.

By:	/s/ Randall E. Woods
Randall E. Woods Chief Executive Officer and President

By:	/s/ Peter T. Slover
Peter T. Slover Chief Financial Officer

61.