Form 10-K
period 2014-12-31
SOPHIRIS BIO INC.
filed 2015-03-10
CIK 1563855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common shares held by non-affiliates of the registrant was approximately $37.7 million, based on the closing price of the registrant’s common shares on the NASDAQ Global Market on June 30, 2014 of $2.24.

As of March 1, 2015, the registrant had 16,844,736 common shares (no par value) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission by April 30, 2015 are incorporated by reference into Part III of this report.

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

All dollar amounts are expressed in U.S. dollars unless otherwise noted. All amounts are expressed on an as-converted from Canadian dollar to U.S. dollar basis are calculated using the conversion rate as of December 31, 2014 unless otherwise noted.

Item 1.	Business

Overview

We are a clinical-stage biopharmaceutical company focused on developing innovative products for the treatment of urological diseases. We are headquartered in San Diego, California and our common shares currently trade on the NASDAQ Global Market, or the NASDAQ. We are currently developing PRX302 as a treatment for the lower urinary tract symptoms of benign prostatic hyperplasia, or BPH, commonly referred to as an enlarged prostate and as a treatment for localized low to intermediate risk prostate cancer. In 2009, we licensed exclusive rights to PRX302 from UVIC Industry Partnerships Inc., or UVIC, and The Johns Hopkins University, or Johns Hopkins, for the treatment of the symptoms of BPH. In April 2010, we entered into an exclusive license agreement with Kissei Pharmaceuticals Co., Ltd., or Kissei, pursuant to which we granted Kissei the right to develop and commercialize PRX302 in Japan for the treatment of the symptoms of BPH, prostate cancer, prostatitis or other diseases of the prostate.

PRX302 (generic name: topsalysin), a genetically modified recombinant protein, is delivered via ultrasound-guided injection directly into the prostate. This membrane-disrupting protein is selectively activated by an enzyme in the prostate, leading to localized cell death and tissue disruption without damage to neighboring tissue and nerves. This method of administration limits the circulation of the drug in the body, and we believe that this limited systemic exposure to the drug, together with how the drug is activated in the body, greatly diminishes the risk of side effects. In our randomized, double-blind, placebo-controlled Phase 2b clinical trial, which was completed in 2010, PRX302 produced clinically meaningful and significant improvement in both subjective and objective measures of BPH symptoms, including the International Prostate Symptom Score, or IPSS, outcome measure.

In October 2013 we initiated the first Phase 3 clinical trial, which we often refer to as the “PLUS-1” trial, of PRX302 for the treatment of the lower urinary tract symptoms of BPH. We completed enrollment of 479 patients in the PLUS-1 study in September 2014 and expect to have final results of the trial in the fourth quarter of 2015. This Phase 3 clinical trial uses the International Prostate Symptom Score, or IPSS, outcome measure evaluated over 52 weeks as the primary endpoint. Secondary endpoints include Qmax (maximum urine flow) change from baseline over 52 weeks.

In December 2014, the Independent Data Monitoring Committee, or IDMC, completed a planned, protocol-specified administrative interim analysis of efficacy based on the IPSS change from baseline to Week 12 for all 479 patients dosed in the PLUS-1 trial. The protocol-specified administrative interim analysis of efficacy set a threshold at 12 weeks defined as an IPSS treatment effect of ≥ 2.0 points favoring PRX302 over vehicle-only (i.e. average IPSS total score change from baseline (CFB) for PRX302 minus IPSS CFB for vehicle-only). The IDMC reported that the predefined efficacy threshold at week 12 was not achieved. This administrative interim analysis was conducted specifically for planning subsequent clinical trials. The ongoing PLUS-1 trial is unaffected by this recommendation, and all patients in the trial will continue to be followed to enable the evaluation of the primary efficacy endpoint at 52 weeks. Simultaneously with this administrative interim efficacy analysis, the IDMC completed its fifth and final periodic analysis of unblinded safety data and reported no safety concerns. There were no events of sepsis reported post administration of PRX302 in this trial. The company and its representatives have remained blinded to the results of this administrative analysis and will continue to remain blinded throughout the duration of the study until after the database is locked at the conclusion of the 52 week trial. In order to seek regulatory approval for PRX302 for the treatment of the symptoms of BPH, we would be required to conduct a second Phase 3 clinical trial and we do not expect to commence any additional Phase 3 clinical trials without receiving favorable results from the PLUS-1 trial and unless we raise the additional funds required to conduct the second Phase 3 clinical trial.

We plan to initiate a Phase 2 proof of concept trial of PRX302 for the treatment of localized low to intermediate risk prostate cancer prior to the end of the first half of 2015. The study will be conducted at a single center and enroll approximately 20 patients who have not been previously treated for their prostate cancer. Patients will receive a transperineal administration of PRX302 under general anesthesia at a dose higher than used in the ongoing BPH PLUS-1 trial but less than the highest dose used in our previous prostate cancer trial. The primary objective of the trial will be to assess the safety and tolerability of PRX302 when used to selectively target and focally ablate a clinically significant lesion. The potential efficacy will be evidenced by histological and MRI changes, indicating tumor control at six months. If tumor control is observed, we believe that PRX302 could offer a potential to provide a focal, targeted therapy for the ablation of localized prostate cancer while potentially avoiding many of the complications and side effects associated with radical treatments. Any potential efficacy signal would have to be confirmed in larger clinical studies. PRX302 has been engineered to be activated by enzymatically active prostate specific antigen (PSA), which is found in the transition zone of the prostate as well as in prostate cancer cells. The highly targeted mechanism by which PRX302 selectively destroys prostate tissue in BPH also makes PRX302 a promising treatment approach for targeting and ablating tumors in the prostate. In 2004, we licensed exclusive rights to PRX302 from UVIC and Johns Hopkins for the treatment of prostate cancer.

Background on BPH

BPH is a non-cancerous enlargement of the prostate gland that commonly affects men who are age 50 and older. BPH causes a restriction in urine flow from the urethra resulting in lower urinary tract symptoms, or LUTS. BPH, and its associated clinical manifestations of LUTS, is one of the most common medical conditions of aging men in the United States, with approximately 70% men aged 60-69 years and 80% of men older than the age of 70 being affected by BPH. The number of men with symptoms of BPH is expected to increase as the male population ages. Our market research suggests that as many as 36 million men in the United States are affected by BPH with approximately five million of these men suffering from bothersome symptoms. Symptomatic BPH greatly diminishes a patient’s quality of life. It causes a significant array of LUTS, including increased urinary frequency, urgency to urinate, frequent night-time urination, weak urine stream, and incomplete emptying of the bladder. In addition, men with BPH symptoms are predisposed to a higher risk of urinary tract infections, urinary stone formation, bladder damage, and in very late stage and/or unattended cases, renal damage.

Current Therapies for BPH

Physicians and patients choose treatments for the symptoms of BPH primarily based on the severity of symptoms, the patient’s quality of life and the presence of other medical conditions. Treatment options include watchful waiting, lifestyle changes, oral medications, minimally invasive surgical therapies, or MIST, or more aggressive surgical therapies, such as transurethral resection of the prostate, or TURP, or open prostatectomy. Our market research indicates that approximately three million men in the United States are taking oral drug therapy and there were approximately 200,000 surgical procedures for the treatment of the symptoms of BPH conducted in 2011.

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

PRX302 for the Treatment of the Symptoms of BPH

Overview

PRX302 is designed to be a safe, simple and convenient treatment that provides rapid and sustained relief of BPH symptoms. It is delivered through a targeted injection into the prostate, precisely ablating the prostate tissue without damaging neighboring tissue and nerves. This method of administration limits the circulation of the drug in the body and we believe that this limited systemic exposure to the drug, together with how the drug is activated in the body, greatly diminishes the risk of side effects. In our Phase 2b clinical trial, PRX302 significantly improved symptoms of BPH through 12 months of follow-up after a single treatment.

The injection of PRX302 is individualized to each patient based on the size of his prostate and the drug is delivered in a procedure that can be performed in an urologist’s office. The entire process can be completed during a short office visit, and the actual injection of the drug into each of the two lobes of the prostate takes approximately three minutes. A physician administering PRX302 may elect to administer a local anesthetic before injection. Most urologists are familiar with the transrectal route of administration, as it is the same method urologists use to take biopsies of the prostate.

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

Background on Localized Low to Intermediate Risk Prostate Cancer

Prostate cancer is the fourth leading cause of death due to cancer in the United States. As a result of an increase in life expectancy along with the current practice of formal and informal screening using prostate-specific antigen (PSA) blood tests, disease treatment has shifted towards early detection of low risk disease.

Each year approximately 230,000 new cases of prostate cancer in the United States are identified and more than one-third of patients are diagnosed with early disease. Research has shown that in many cases patients with early localized disease have a low likelihood of the cancer spreading beyond the confines of the prostate. Nevertheless, approximately 44% of the men with early disease choose to undergo radical treatment to address their disease. Radical therapies include surgery to remove the entire prostate and/or radiation. Potential toxicities from radical treatments can be significant and permanent and include erectile dysfunction, incontinence and rectal toxicity.

Men who do not elect radical therapy may undergo active surveillance, which does not offer any therapeutic benefit but does continue to monitor the patient (typically PSA levels, digital rectal exams and periodic or as indicated biopsies) for any progression of disease. The additional information is used to determine if a patient can remain in active surveillance or should undergo treatment. The complex psychological impact that results from a cancer diagnosis is demonstrated by a significant proportion of men (about 10% in most studies) electing to undergo a radical treatment, even though they have had no evidence of biochemical or histopathological progression during active surveillance.

PRX302 for the Targeted Treatment of Localized Low to Intermediate Risk Prostate Cancer

The intraprostatic injection of PRX302 represents a highly targeted approach for potentially treating localized prostate cancer that is still confined within the encapsulated prostate gland for two reasons:

●	Focal targeted delivery of an intraprostatic injection to a tumor(s) within the prostate is now possible; and
●	PRX302 has a highly targeted mechanism of action, activated specifically only within the prostate.

Using advancements in MRI and 3D ultrasound imaging, physicians are able to deliver the injection of PRX302 directly into the tumors located within the prostate. The increased use of multi-parametric magnetic resonance imaging (mpMRI) and advances in software to co-register the mpMRI images with live 3D ultrasound images also means that physicians are now able to locate tumors within the prostate and take more accurate biopsies from a patient, increasing the diagnosis of clinically significant lesions. These technical advances are enabling physicians and patients to make a more informed decision about whether to undergo radical treatment or active surveillance. In addition, these advances make it possible to identify clinically significant lesions and to target them for ablation with a focal therapy. The focal treatment of early prostate cancer is in line with the treatment approach being used for other solid tumors such as breast or liver cancer, where the goal is to remove the tumor and preserve as much of the organ as possible.

The mechanism of action of PRX302 allows for a highly targeted therapeutic activity in localized disease. PRX302 is only activated in the presence of enzymatically active PSA which is found surrounding prostate cancer lesions. Therefore, we believe PRX302 has the potential to provide a focal targeted therapy for the ablation of localized prostate cancer while potentially avoiding many of the complications and side effects associated with radical treatments.

PRX302 - Mechanism of Action

PRX302 is a genetically altered form of the naturally occurring protein proaerolysin. In nature, proaerolysin is produced by Aeromonas bacteria, which are commonly found as a contaminant in fresh water and fresh water fish. We have altered the sequence encoding the bacterial protein so that PRX302 is only activated by active PSA (as shown in the figure below), an enzyme that is produced in large quantities in the prostate of men with BPH and prostate cancer.

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

PRX302 Mechanism of Action

Clinical Overview

To date, we have completed six clinical trials of PRX302 and we have completed enrollment in our on-going Phase 3 clinical trial, PLUS-1, for the treatment of the lower urinary tract symptoms of BPH. Four completed clinical trials were for the treatment of the symptoms of BPH and two were for the treatment of prostate cancer. From the 6 completed clinical trials and the ongoing PLUS-1 clinical trial an estimated total of 366 patients with moderate to severe BPH and 30 patients with prostate cancer have been treated with PRX302 for an estimated combined PRX302 exposure of 396 patients.

Each of the clinical trials administered PRX302 as a single intraprostatic administration with 12 months of follow up. To date, no patients have been administered more than one exposure to PRX302. The first five trials for PRX302 (two prostate cancer trials and three BPH trials) used the transperineal route of administration for the intraprostatic injection and the two most recent clinical trials in BPH, including our on-going PLUS-1 trial, used the transrectal route. The transrectal route appears to be as well tolerated as the transperineal route and is more familiar to urologists.

All of the completed clinical trials of PRX302 for the treatment of the symptoms of BPH have shown clinically meaningful, sustained efficacy with regard to improvement in LUTS, as measured by IPSS and Qmax, the standard measures of the treatment of symptoms for BPH. PRX302 has been well-tolerated in all completed clinical trials to date. Adverse events in our completed clinical trials were typically mild and transient in nature, limited to local discomfort and irritative urinary symptoms that generally occurred on the same day as PRX302 injection. There were no drug-related erectile dysfunction or cardiovascular side effects reported.

In order to seek regulatory approval for PRX302 for the treatment of the symptoms of BPH, we would be required to conduct a second Phase 3 clinical trial and we do not expect to commence any additional Phase 3 clinical trials without receiving favorable results from the PLUS-1 trial and unless we raise the additional funds required to conduct the second Phase 3 clinical trial.

Clinical Development in BPH

Our clinical program for PRX302 is summarized below.

 Completed Clinical Development in BPH

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

Randomized dose-escalation, multicenter trial of a single transrectal intraprostatic treatment of PRX302

40 patients; 32 on PRX302 in 4 dosing cohorts; 8 on placebo

Dosing: 0.15µg/g, 0.30µg/g, 0.60µg/g, 1.2µg/g

Volume: 20% of prostate volume

PRX302-2-02 Phase 2a	Completed	Open-label, safety, volume escalation clinical trial of a single transperineal intraprostatic treatment of PRX302 18 patients Dosing: 0.3µg/g, 0.6µg/g, 0.9µg/g Volume: 10 to 30% of prostate volume

PRX302-2-01 Phase 1	Completed	Open-label, safety, dose-escalation clinical trial of a single transperineal intraprostatic treatment of PRX302 15 patients Dosing: 0.025µg/g, 0.072µg/g, 0.25µg/g, 0.35µg/g Volume: 1.5 to 2.0 mL

Ongoing and Planned Clinical Development in BPH and Localized Prostate Cancer

CLINICAL TRIAL	STATUS	TRIAL DESIGN
PLUS-1 Phase 3 Trial #1 for the treatment of the symptoms of BPH	On-going/Enrollment Completed

Prospective, randomized, double-blind, placebo-controlled clinical trial of a single transrectal intraprostatic treatment of PRX302, which will utilize the IPSS outcome measure evaluated at 12 months as the primary endpoint

479 patients

Dosing: 0.6µg/g

Volume: 20% of prostate volume

Phase 2 Safety Trial for the treatment of localized low to intermediate risk prostate cancer	Anticipated initiation of enrollment by the end of the first half 2015

Phase 2 proof of concept study with PRX302 in patients who have localized low to intermediate risk prostate cancer. The study will be conducted at a single center and enroll approximately 20 patients. The primary objective will be to assess the safety and tolerability of PRX302 when used to selectively target and focally ablate a clinically significant lesion.

20 patients

Dosing: Will vary based upon prostate volume and the size of the lesion to be injected but the dose will not exceed 5µg/g

Phase 3 Trial #2 for the treatment of the symptoms of BPH	Planned but initiation dependent upon 12 months results from the PLUS-1 trial	Prospective, randomized, double-blind, placebo-controlled clinical trial of a single transrectal intraprostatic treatment of PRX302 Dosing: TBD Volume: 20% of prostate volume

Open-Label Safety Study Phase 3 for the treatment of the symptoms of BPH	Planned but initiation dependent upon 12 months results from the PLUS-1 trial	Safety of repeat dose and long-term safety of transrectal intraprostatic treatment of PRX302 Approximately 100 patients Dosing: TBD Volume: 20% of prostate volume

PLUS-1 Randomized, Double-Blind, Placebo-Controlled Transrectal Route of Injection Clinical Trial

In October 2013 we initiated the first Phase 3 clinical trial, which we often refer to as the “PLUS-1” trial, of PRX302 for the treatment of the lower urinary tract symptoms of BPH. We completed enrollment of 479 patients in the PLUS-1 trial in September 2014 and expect to have final results of the trial in the fourth quarter of 2015. This multicenter, multinational clinical trial randomized patients across approximately 90 clinical trial sites to one of two treatment groups. This Phase 3 clinical trial uses the IPSS outcome measure evaluated over 12 months as the primary endpoint. This Phase 3 clinical trial is a randomized, double-blind, multicenter, vehicle-controlled clinical trial to confirm the efficacy and safety of a single treatment of PRX302 transrectally administered in patients with moderate to severe LUTS due to BPH.

In December 2014, the IDMC for the PLUS-1 trial conducted a planned, protocol-specified administrative interim analysis of efficacy once all patients had completed three months of treatment. The IDMC completed the administrative analysis of efficacy based on the IPSS change from baseline to Week 12 for all 479 patients dosed in the PLUS-1 trial. The protocol-specified administrative interim analysis of efficacy set a threshold at 12 weeks defined as an IPSS treatment effect of ≥ 2.0 points favoring PRX302 over vehicle-only (i.e. average IPSS total score change from baseline (CFB) for PRX302 minus IPSS CFB for vehicle-only). The IDMC reported that the predefined efficacy threshold at week 12 was not achieved. This administrative interim analysis was conducted specifically for planning subsequent clinical trials. The ongoing PLUS-1 trial is unaffected by this recommendation, and all patients in the trial will continue to be followed to enable the evaluation of the primary efficacy endpoint at 52 weeks. Simultaneously with this administrative interim efficacy analysis, the IDMC completed its fifth and final periodic analysis of unblinded safety data and reported no safety concerns. There were no events of sepsis reported post administration of PRX302 in this trial. The company and its representatives have remained blinded to the results of this administrative analysis and will continue to remain blinded throughout the duration of the trial until after the database is locked at the conclusion of the 52 week trial.

In order to seek regulatory approval for PRX302 for the treatment of the symptoms of BPH, we would be required to conduct a second Phase 3 clinical trial and we do not expect to commence any additional Phase 3 clinical trials without receiving favorable results from the PLUS-1 trial and unless we raise the additional funds required to conduct the second Phase 3 clinical trial.

TRIUMPH Phase 2b Randomized, Double-Blind, Placebo-Controlled Clinical Trial

In 2010, we completed TRIUMPH, a multicenter, randomized, double-blinded, placebo-controlled Phase 2b clinical trial of PRX302 in 92 patients with moderate to severe BPH symptoms. The primary objective of this clinical trial was to evaluate the effect on symptoms of BPH of PRX302 versus placebo. Patients randomized to placebo, which is referred to as the vehicle, were administered by injection an equivalent volume of phosphate-buffered saline that did not include active drug product. The patient population that we used to evaluate efficacy in this clinical trial, as defined by the clinical trial protocol, was the efficacy evaluable, or EE, population of patients, which was defined as those 73 patients who (1) received the full treatment, (2) completed three month assessments, and (3) had no major protocol violation, as determined by a blinded, independent review panel of urology experts. The intent-to-treat, or ITT, and safety patient populations consisted of all 92 patients who received any study drug. Our efficacy analyses in this clinical trial used the last observation carried forward, or LOCF, method to impute missing post-baseline data.

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

Adverse Events Occurring in >5% of Subjects treated with PRX302 (ITT Population)

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

Plans For Future Clinical Development

We will need to complete a second Phase 3 clinical trial of PRX302 for the treatment of the symptoms of BPH which would be initiated after the completion of our on-going PLUS-1 trial. We will need to raise additional capital resources to fund this second Phase 3 clinical trial.

To date, no patients have been administered more than one treatment of PRX302. Assuming sufficient capital resources and assuming a successful outcome from our on-going PLUS-1 trial, we are planning to initiate an open label repeat dose clinical trial in which patients from our transrectal clinical trial, as well as patients from our first Phase 3 clinical trial, will be eligible to receive a repeat dose of PRX302, at least 12 months after their first dose. We believe this repeat dose Phase 3 clinical trial is supported by results from our pre-clinical study of repeat dosing in monkeys. In this pre-clinical study, two treatments of PRX302 were given to monkeys 56 days apart. Data from this study indicated that PRX302 resulted in ablation of cells after both the first and the second dose, even in the presence of circulating antibodies, and did not result in hypersensitivity.

Clinical Development in Prostate Cancer

Planned Clinical Development

We plan to initiate a Phase 2 proof of concept clinical trial with PRX302 in patients who have localized low to intermediate risk prostate cancer before the end of the first half of 2015. The study will utilize multi-parametric magnetic resonance imaging (mpMRI) co-registered with real time 3D ultrasound images to target the delivery of PRX302 directly into and around a pre-identified clinically significant tumor. The study will be conducted at a single center and enroll approximately 20 patients that have not been previously treated for their prostate cancer. In this proof of concept trial, patients will receive a transperineal administration of PRX302 at a dose higher than used in the ongoing BPH PLUS-1 study but less than the highest dose used in our previous prostate cancer trial. The primary objective will be to assess the safety and tolerability of PRX302 when used to selectively target and focally ablate a clinically significant lesion. The potential efficacy will be evidenced by histological and MRI changes, indicating tumor control at six months.

Completed Clinical Development

Phase 2 Open-Label Clinical Trial in Prostate Cancer

In September 2009, we completed a Phase 2 clinical trial of PRX302 in six patients with biopsy-proven, locally-recurrent prostate cancer that, following radiation therapy, showed signs of disease progression evidenced by rising levels of PSA. Therapeutic activity in the form of overall decreases in PSA levels and in the number of adenocarcinoma-positive biopsy cores following PRX302 treatment was observed in two of six patients.

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

Our Strategy

Our business strategy is to develop and commercialize innovative products for the treatment of urological diseases. The elements of our strategy include the following:

•

Complete clinical development of PRX302 for the treatment of the symptoms of BPH. PRX302 previously achieved its primary efficacy endpoint in a completed Phase 2b clinical trial in patients with moderate to severe BPH symptoms. We intend to complete our ongoing Phase 3 clinical trial for BPH in the fourth quarter of 2015. Depending on the outcome of the Phase 3 clinical trial, we may seek a development partnership to fund the second Phase 3 clinical trial that would be required to seek regulatory approval, based on feedback from the FDA and European regulatory agencies.

•

Initiate and complete a proof of concept study of PRX302 for the treatment of localized low to intermediate risk prostate cancer. We plan to initiate a Phase 2 proof of concept study with PRX302 in patients who have localized low to intermediate risk prostate cancer by the end of the first half of 2015. The study will be conducted at a single center and enroll approximately 20 patients. The primary objective will be to assess the safety and tolerability of PRX302 when used to selectively target and focally ablate a clinically significant lesion. The potential efficacy will be evidenced by histological and MRI changes, indicating tumor control at six months. If the outcome of the proof of concept study is successful, we intend to pursue additional clinical development of PRX302 as a focal prostate cancer treatment.

•

Maximize the commercial potential of PRX302. If we obtain marketing approval of PRX302 for the treatment of the symptoms of BPH and/or the treatment of localized low to intermediate risk prostate cancer, we intend to commercialize PRX302, alone or with a partner, in the United States, and to enter into collaboration arrangements for commercialization in other markets.

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

In addition, there are other treatments that are currently in clinical development for the treatment of the symptoms of BPH. Light Sciences Oncology Inc.’s AptocineTM is currently in Phase 2 clinical trials. In 2014, Nymox Pharmaceuticals announced that the injectable NX-1207 for the treatment of the symptoms of BPH did not meet its clinical endpoints in two completed Phase 3 clinical trials and we do not know that status of future development of NX-1207.

We expect that PRX302 will complete with the current treatment options for the treatment of localized low to intermediate risk prostate cancer, which include surgical options such as laparoscopic and radical prostatectomy or radiation. In addition, there are other focal targeted therapies which are gaining traction that are currently in clinical development or have been recently approved which include: brachytherapy, cryotherapy, high frequency ultrasound, cyber knife, radio frequency ablation and laser ablation.

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

Manufacturing

We neither currently possess nor do we plan to develop our own manufacturing capabilities. All of our manufacturing is, and will be, outsourced to third parties with oversight by our internal managers. In 2012, we entered into a manufacturing and supply agreement with Boehringer Ingelheim RCV GmbH & Co KG, or BI, to manufacture PRX302. The manufacture of PRX302 drug substance starts with a vial of the working cell bank of Aeromonas salmonicida bacteria which is then processed through four consecutive stages involving: batch fermentation and harvest, purification using immobilized metal affinity chromatography, purification using an ionic exchange chromatography and bulk formulation of PRX302 drug substance. The entire manufacturing process takes approximately two weeks.

There has been a successful scale-up up to the commercial batch size for drug substance. The finalization of the commercial fill finish process, for the production of drug product is still underway but the commercial fill finish process may be subject to change based upon regulatory feedback. Although PRX302 is manufactured from readily available materials using standard pharmaceutical methods and equipment, any replacement of BI as our manufacturer may lead to significant delays and increase our costs. Further, BI currently procures an ingredient used in the formulation of PRX302 from a multinational industrial biotech company which is a single source supplier.

Supply Agreement with Boehringer Ingelheim RCV GmbH & Co KG

In June 2012, we entered into a technology transfer and supply agreement with BI, for the provision of technology transfer services and for the establishment of certain manufacturing processes for, and the manufacture of, purified PRX302, the diluting agent for use in PRX302 drug products and placebos, and a placebo to be used in clinical trials. We will be required to make payments based upon the provision and completion of certain tasks specified in the agreement. Starting in 2013, the prices of BI’s services have been adjusted annually based on the average of the Austrian trade index and the average Standard Wages Index, both as of July of the previous year, subject to certain restrictions. BI will be required to manufacture the products in line with certain project timelines. If we postpone the performance of any services, we may be required to pay certain postponement fees. Additionally, if we cancel any services we will be required to pay the entire cost for such services and the entire cost of any materials that cannot be returned by BI to the appropriate vendor or otherwise used by BI. If we are required to have any product manufactured outside our expected manufacturing cycles due to an unforeseen loss of product, we will have to work with BI to arrange an available manufacturing slot and our receipt of drug product may be delayed. BI must provide all services under the agreement, including the manufacture, packaging, storing and delivery of PRX302 drug products, in accordance with cGMP (as defined below), as specified by the FDA. The agreement has an initial term of six years and will automatically renew for a single five-year period unless either party objects to such renewal at least two-years prior to the expiration of the agreement. Either party may terminate the agreement early for cause, including for any uncured material breach of the agreement, the other party’s insolvency or the assignment of the other party’s rights or obligations to a direct competitor of the non-assigning party. Additionally, we have the right to terminate the agreement immediately upon the rejection or non-approval of a regulatory filing due to medical, safety or regulatory concerns or in the event that we abandon our clinical program for PRX302 due to any clinical failure, subject in each case to payment of specified termination costs to BI.

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

Patents and patent applications covering PRX302 which we own or license are covered by issued patents and patent applications under the following four patent families:

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

We own or have exclusively licensed six issued United States patents related to our prostate program: US 7,838,266 (prostate cancer) expiring in 2022, US 7,282,476 (prostate cancer) expiring in 2023, US 7,745,395 (prostate cancer) expiring in 2023, US 8,278,279 prostatitis) expiring in 2029, US 8,901,070 (prostatitis) expiring in 2029 and US 8,916,161 (BPH) expiring in 2026, as well as six issued patents in countries including Australia, China, the European Patent Office (including 17 extension states), India, Japan, and South Africa expiring in 2022, nine patents in the European Patent Office (including 14 extension states), Japan, Korea, China, Australia, New Zealand, Israel, Singapore, and South Africa expiring in 2026, and 15 additional pending U.S. and/or foreign patent applications in Australia, Canada, the European Patent Office, India and Japan variously set to expire in 2022, 2026, 2029, or 2031. This portfolio includes issued U.S. patents that cover the composition of PRX302 or methods of using PRX302 to treat prostatitis or prostate cancer, and methods of using PRX302 to treat the symptoms of BPH. This portfolio includes two issued Chinese patents. To date, we have not sought to enforce any issued patents in China. We cannot give any assurances that we will be able to enforce our patents in China to the same degree that we could in the United States.

Technology Licenses

Exclusive License Agreement with UVIC Industry Partnerships Inc. and The Johns Hopkins University for BPH

In October 2009, we entered into an exclusive license agreement with UVIC and Johns Hopkins with respect to the use of PRX302 for the development of therapeutics for the symptoms of BPH and other non-cancer diseases and conditions of the prostate. The agreement was amended in July 2010. Such amendment did not change the material terms of the agreement. We have the right to grant sublicenses to third parties under the agreement provided that such sublicenses meet certain criteria.

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

In order to secure the license, Kissei paid us an up-front payment of $3.0 million. During the year ended December 31, 2013, we recorded a $5.0 million non-refundable milestone payment due from Kissei upon the achievement of certain development activities. In addition, we remain eligible to receive up to approximately $67.0 million in additional payments contingent upon achievement of specified development, regulatory and commercial milestones, some of which are in Kissei’s sole discretion to achieve, separated among the indications of BPH, prostate cancer, and prostatitis or other diseases of the prostate, as well as the achievement of overall accumulated gross sales levels for such indications. The additional $67.0 million of non-refundable milestone payments is comprised as follows: aggregate milestone payments of $12.0 million are related to the BPH indication, of which $7.0 million relates to the completion of regulatory approvals and $5.0 million relates to the achievement of certain product sale goals; a total of $21.0 million is related to the prostate cancer indication, of which $7.0 million relates to the completion of development activities, $7.0 million relates to the completion of regulatory approvals and $7.0 million relates to the achievement of certain product sale goals; and a total of $21.0 million is related to prostatitis or other diseases of the prostate, of which $7.0 million relates to the completion of development activities, $7.0 million relates to the completion of regulatory approvals and $7.0 million relates to the achievement of certain product sale goals. An additional $13.0 million of aggregate milestone payments are not indication specific, of which $5.0 million relates to the completion of regulatory approvals and $8.0 million relates to the achievement of certain product sale goals. In addition, we may receive a drug supply fee and royalty payments in the 20-29% range as a percentage of future net sales of licensed products sold under the agreement. The royalties payable by Kissei are subject to reductions or offsets in certain circumstances. Kissei’s royalty obligations continue until the later of expiration of the last valid claim in the licensed patents covering the applicable licensed product, or 10 years after first commercial sale of such licensed product in Japan. Kissei is responsible for all costs associated with the development, regulatory approval, commercialization and marketing of PRX302 in Japan.

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

U.S. Government Regulation

U.S. Drug Development Process

In the United States, the FDA regulates drugs and biologic products under the Federal Food, Drug and Cosmetic Act, or FDCA, its implementing regulations, and other laws, including, in the case of biologics, the Public Health Service Act. Our product candidate, PRX302, is subject to regulation by the FDA as a biologic. Biologics require the submission of a BLA to the FDA and approval of the BLA by the FDA before marketing in the United States. The process of obtaining regulatory approvals for commercial sale and distribution and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial civil or criminal sanctions. These sanctions could include the FDA’s refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, imposition of a clinical hold on clinical trials, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil and/or criminal penalties. The process required by the FDA before a biologic may be marketed in the United States generally involves the following:

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

•	potential audits by the FDA of the nonclinical and clinical trial sites that generated the data in support of the BLA;

•	possible review of the BLA by an external Advisory Committee to the FDA, whose recommendations are not binding on the FDA; and

•	FDA review and approval of the BLA prior to any commercial marketing or sale.

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

Once the FDA receives a BLA, it has 60 days to review the BLA to determine if it is substantially complete and the data is readable, before it accepts the BLA for filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the BLA. Under the goals and policies agreed to by the FDA under the Prescription Drug User Fee Act, or PDUFA, the FDA has 12 months from submission in which to complete its initial review of a standard BLA and make a decision on the application, and eight months from submission for a priority BLA, and such goal is referred to as the PDUFA date. The FDA does not always meet its PDUFA dates for either standard or priority BLAs. The review process and the PDUFA date may be extended by three months if the FDA requests or the BLA sponsor otherwise provides additional information or clarification regarding information already provided in the submission within the last three months before the PDUFA date.

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

U.S. Federal and State Health Regulation Laws

In addition to FDA restrictions on marketing of pharmaceutical products, several other types of state and federal laws have been applied to restrict certain marketing practices in the biopharmaceutical industry in recent years. These laws include anti-kickback statutes and false claims statutes. Because of the breadth of these laws and the narrowness of the applicable exceptions and safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of such laws.

The federal health care program anti-kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting, or receiving remuneration to induce or in return for purchasing, leasing, ordering, or arranging for the purchase, lease, or order of any health care item or service reimbursable under Medicare, Medicaid, or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, and formulary managers on the other. Although there are a number of statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution, the exceptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases, or recommendations may be subject to scrutiny if they do not satisfy the requirements of an exemption or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability.

Federal false claims laws and civil monetary penalties laws prohibit, among other things, any person or entity from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to get a false claim paid. The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor, including commercial payors.

 The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created new federal criminal statutes that prohibit, among other things, executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters. HIPAA, as amended by the Health Information Technology and Clinical Health Act, or HITECH, and its implementing regulations, also imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information. In addition, many states have adopted laws similar to each of the above federal laws, such as anti-kickback and false claims laws, some of which may apply to items or services reimbursed by any third-party payor, including commercial insurers. We are also subject to state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

If our operations are found to be in violation of any of the health regulatory laws described above or any other laws that apply to us, we may be subject to penalties, including potentially significant criminal and civil and/or administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government healthcare programs, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

In the United States and foreign jurisdictions, there have been and continue to be a number of initiatives that seek to reduce healthcare costs. For example, in March 2010 the Patient Protection and Affordable Health Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the PPACA, was enacted, which includes measures to significantly change the way health care is financed by both governmental and private insurers. Among the provisions of the PPACA of greatest importance to the pharmaceutical and biotechnology industry are the following:

•

an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;

•

new requirements on certain manufacturers of drugs, devices, biological products and medical supplies to report annually certain financial arrangements, including reporting any “transfer of value” made or distributed to physicians and teaching hospitals and reporting annually certain ownership and investment interests held by physicians and their immediate family members;

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;

•

creation of the Independent Payment Advisory Board which will have authority to recommend certain changes to the Medicare program that could result in reduced payments for prescription drugs and those recommendations could have the effect of law even if Congress does not act on the recommendations; and

•

establishment of a Center for Medicare Innovation at the Centers for Medicare & Medicaid Services to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. For example, in August 2011, the President signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This included reductions to Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and will stay in effect through 2024 unless additional Congressional action is taken. Additionally, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals and imaging centers.

We expect that additional state, federal and foreign healthcare reform measures will be adopted in the future, any of which could result in reduced demand for our products or other adverse effects.

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

Pharmaceutical Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any product candidate for which we obtain regulatory approval. In the United States and markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend in part on the availability of reimbursement from third-party payors including government health administrative authorities, managed care providers, private health insurers and other organizations.

Patients who are prescribed medicine for the treatment of their conditions generally rely on third-party payors to reimburse all or part of the associated costs. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products. Therefore, successful commercialization of our product will depend in part on the availability of third-party payor reimbursement for the cost of our products and/or payment to the physician for administering our product.

Employees

As of December 31, 2014, we had nine full-time employees and one part-time employee, four of whom have Ph.D. or M.D. degrees. None of our employees are covered by collective bargaining agreements and we consider relations with our employees to be good.

Research and Development Expenses

Research and development expenses consist primarily of costs associated with the clinical development of PRX302. Research and development expenses are the primary source of our expenses and totaled $24.7 million, $10.3 million and $13.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Risks Related to Our Business and Industry

We are an early stage company with no approved products and no revenue from commercialization of our product candidate.

We are at an early stage of development of our product candidate, PRX302, for the treatment of the lower urinary tract symptoms of benign prostatic hyperplasia, or BPH and for the treatment of localized low to intermediate risk prostate cancer. We have not completed the development of any product candidates and, accordingly, have not begun to commercialize, or generate any product revenues from any product candidate. PRX302 requires significant additional clinical testing and investment prior to seeking marketing approval for either the treatment of BPH or for the treatment of prostate cancer. We expect to initiate a Phase 2 proof of concept clinical trial of PRX302 for the treatment of localized low to intermediate risk prostate cancer before the end of the first half of 2015. In the fourth quarter of 2015, we expect to have the results of the first Phase 3 clinical trial of PRX302 for the treatment of lower urinary tract symptoms of BPH. In order to seek regulatory approval for the treatment of the symptoms of BPH, we would be required to conduct a second Phase 3 clinical trial and we do not expect to commence any additional Phase 3 clinical trials without receiving favorable results from the ongoing Phase 3 clinical trial and unless we raise the additional funds required to conduct the second Phase 3 clinical trial. A commitment of substantial resources by us and potential partners will be required to conduct a second time-consuming Phase 3 clinical trial for PRX302 to meet applicable regulatory standards, obtain required regulatory approvals, and to successfully commercialize this product candidate for the treatment of the symptoms of BPH and to further the clinical development program of PRX302 for the treatment of prostate cancer. PRX302 is not expected to be commercially available for either indication for several years, if at all.

We are highly dependent on the success of PRX302 and we may not be able to successfully obtain regulatory or marketing approval for, or successfully commercialize, this product candidate.

To date, we have expended significant time, resources and effort on the development of PRX302 for the lower urinary tract symptoms of BPH, including conducting preclinical and clinical trials. We have no product candidates in our clinical development pipeline other than PRX302, which we are developing for two potential indications. Our ability to generate product revenues and to achieve commercial success in the near term will initially depend almost entirely on our ability to successfully develop, obtain regulatory approval for and then successfully commercialize PRX302 for either the treatment of localized low to intermediate risk prostate cancer and/or the lower urinary tract symptoms of BPH in the United States and the European Economic Area, or EEA. Before we can market and sell PRX302 in the United States or foreign jurisdictions for any indication, we will need to commence and complete additional clinical trials, manage clinical, preclinical, and manufacturing activities, obtain necessary regulatory approvals from the Food and Drug Administration, or FDA, in the United States and from similar foreign regulatory agencies in other jurisdictions, obtain manufacturing supply, build a commercial organization or enter into a marketing collaboration with a third party, and in some jurisdictions, obtain reimbursement authorization, among other things. We cannot assure you that we will be able to successfully complete the necessary preclinical studies and clinical trials and/or obtain regulatory approvals and sufficient commercial manufacturing supply for PRX302 in either indication. If we do not receive regulatory approvals, our business, prospects, financial condition and results of operations will be adversely affected. Even if we obtain regulatory approvals, we may never generate significant revenues from any commercial sales of PRX302. If we fail to successfully commercialize PRX302, we may be unable to generate sufficient revenues to sustain and grow our business and our business, prospects, financial condition and results of operations will be adversely affected.

The clinical trial protocol and design for our one ongoing and any additional future Phase 3 clinical trials of PRX302 may not be sufficient to allow us to submit a BLA to the FDA or demonstrate safety or efficacy at the level required by the FDA for product approval.

Our first Phase 3 clinical trial in the treatment of lower urinary tract symptoms of BPH, which completed enrollment in September 2014, uses the International Prostate Symptom Score, or IPSS, outcome measure evaluated at total change from baseline over 52 weeks as the primary endpoint. Secondary endpoints include Qmax (maximum urine flow) change from baseline (maximum urine flow) over 52 weeks. The IPSS outcome measure, which is a validated primary efficacy endpoint used to assess the treatment benefit in BPH clinical trials, is a patient recorded, composite assessment that takes into account factors such as ability to empty the bladder, frequency of urination, intermittency of urination and the urgency of urination. The IPSS outcome measure is subjective in nature and requires patients in the trial to accurately and retroactively assess numerous symptoms. The subjective nature of the IPSS outcome measure may make efficacy more difficult to demonstrate than for clinical trials for therapies that can show objective measures of efficacy.

We have not requested a special protocol assessment, or SPA, which drug development companies sometimes use to obtain an agreement with the FDA concerning the design and size of a clinical trial intended to form the primary basis of an effectiveness claim. Without the concurrence of the FDA on an SPA or otherwise, we cannot be certain that the design, conduct and data analysis approach for our ongoing and any future Phase 3 clinical trials will generate data sufficient to establish the effectiveness of PRX302 for treatment of BPH symptoms to the FDA’s satisfaction, and therefore allow us to submit or receive approval of a BLA for PRX302. If the FDA requires us, or we otherwise determine, to amend our protocols, change our clinical trial designs, increase enrollment targets or conduct additional clinical trials, our ability to obtain regulatory approval on the timeline we have projected would be jeopardized and we could be required to make significant additional expenditures related to clinical development.

Further, even if we achieve positive results on the endpoints for a clinical trial, the FDA may disagree with our interpretation of the data and deem the results insufficient to demonstrate efficacy at the level required by the FDA for product approval. It is possible that we may make modifications to the clinical trial protocols or designs of our future clinical trials that delay enrollment or completion of such clinical trials and could delay regulatory approval of PRX302 for the treatment of symptoms of BPH. Any failure to obtain approval for PRX302 on the timeline that we currently anticipate, or at all, would have a material and adverse impact on our business, prospects, financial condition and results of operations.

Our clinical trials may fail to adequately demonstrate safety and efficacy of PRX302 for either indication being pursued, including our more advanced program where the interim administrative analysis of PRX302 for the treatment of symptoms of BPH found that it did not meet the predefined efficacy standard at week 12. Failure to meet the safety or efficacy standards for the trial would prevent or delay regulatory approval and commercialization.

Clinical development is expensive, takes many years to complete and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process and PRX302 is subject to the risks of failure inherent in drug development. Success in early clinical trials does not mean that later clinical trials will be successful because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety or efficacy despite having progressed through initial clinical testing, even at statistically significant levels. We will be required to demonstrate through well-controlled clinical trials of PRX302 that our product candidate is safe and effective for use in its target indication before we can obtain regulatory approvals for its commercial sale. Companies frequently suffer significant setbacks in late-stage clinical trials, even after earlier clinical trials have shown promising results. Our ongoing and any future clinical trials of PRX302 may not be successful for a variety of reasons, including faults in the clinical trial designs, the failure to enroll a sufficient number of patients, undesirable side effects and other safety concerns and the inability to demonstrate sufficient efficacy. If PRX302 fails to demonstrate sufficient safety or efficacy, we would experience potentially significant delays in, or be required to abandon our development of, PRX302, which would have a material and adverse impact on our business, prospects, financial condition and results of operations.

We are currently conducting a Phase 3 clinical trial of PRX302 for the treatment of lower urinary tract symptoms of BPH and, if we receive favorable results from this on-going clinical trial, we may conduct an additional Phase 3 clinical trial for PRX302 to examine whether PRX302 will effectively relieve BPH symptoms as measured at 52 weeks following treatment, which second trial will be required by the FDA before we can seek marketing approval of PRX302 in this indication. In December 2014, the Independent Data Monitoring Committee, or IDMC, for our on-going Phase 3 clinical trial completed the planned, protocol-specified administrative analysis of efficacy based on the IPSS change from baseline to week 12 for all 479 patients dosed in the trial. The protocol- efficacy threshold at 12 weeks is defined as an IPSS treatment effect of greater than a 2-point improvement in IPSS between PRX302 treatment compared to a placebo- (which is otherwise referred to as the vehicle) only control. The IDMC found that the predefined efficacy threshold at week 12 was not achieved for patients in the trial.  Simultaneously with this administrative interim efficacy analysis, the IDMC completed its fifth and final periodic analysis of unblinded safety data and reported no safety concerns to us. There were no events of sepsis reported post administration of study drug in this trial. The ongoing Phase 3 clinical trial remains blinded and we do not know the IPSS improvements between the active and control arms of the study. We expect to continue to follow all patients through the end of the 52 week monitoring period, which is expected to end for the last of the treated patients in September 2015. The outcome of the interim analysis may not be predictive of the IPSS outcome measure at 52 weeks or whether the primary endpoint or secondary endpoints are met. Even if the outcome measure at 52 weeks and primary and secondary endpoints are met, if PRX302 is slow to achieve effectiveness, this may limit its commercial potential relative to therapies that demonstrate more immediate effect on LUTS. The FDA has not agreed upon the amount of IPSS treatment effect that must be demonstrated in this or the subsequent required Phase 3 trial in order for marketing approval to be granted. If PRX302 fails to demonstrate sufficient safety and efficacy in this Phase 3 clinical trial, we do not anticipate that we would pursue the required second Phase 3 clinical trial and would likely abandon development of PRX302 in the indication of the symptoms of BPH, which would have a material and adverse impact on our business, prospects, financial condition and results of operations. Similarly, if any of our other future clinical trials fail to demonstrate sufficient safety and efficacy, we would experience potentially significant delays in, or be required to abandon our development program, which would have a material and adverse impact on our business, prospects, financial condition and results of operations.

PRX302 is subject to extensive regulation, and we may not obtain regulatory approvals for PRX302.

The clinical development, manufacturing, labeling, packaging, storage, tracking, recordkeeping, advertising, promotion, export, import, marketing and distribution and other possible activities relating to our product candidate are, and for any other biologic or drug candidate that we may develop will be, subject to extensive regulation by the FDA in the United States and other regulatory agencies in foreign jurisdictions. PRX302 is subject to regulation in the United States as a biologic. Biologics require the submission of a Biologics License Application, or BLA, and we are not permitted to market PRX302 in the United States until we obtain approval from the FDA of a BLA. To market PRX302 in the EEA, which includes the 27 member states of the European Union plus Norway, Liechtenstein and Iceland, we must submit a Marketing Authorization Application, or MAA, to the European Medicines Agency, or EMA, for approval under the EMA’s centralized procedure, which if the marketing authorization is granted, will enable us to market the product throughout the entire territory of the EEA. A BLA or MAA must be supported by extensive clinical and preclinical data, as well as extensive information regarding chemistry, manufacturing and controls, or CMC, sufficient to demonstrate the safety and effectiveness of the applicable product candidate to the satisfaction of FDA and EMA, respectively.

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

Obtaining approval of a BLA is a lengthy, expensive and uncertain process. As part of the U.S. Prescription Drug User Fee Act, the FDA has a goal to review and act on a percentage of all submissions in a given time frame. The general review goal for a BLA is 12 months from the submission date for a standard application and eight months from the submission date for a priority review application. The FDA’s review goals are subject to change, and it is unknown whether the review of a BLA for PRX302 will be completed within the FDA’s target timelines or will be delayed. Moreover, the duration of the FDA’s review may depend on the number and types of other BLAs that are submitted to the FDA around the same time period or are pending. Generally, public concern regarding the safety of drug products could delay or limit our ability to obtain regulatory approval, result in the inclusion of unfavorable information in our labeling, or require us to undertake other activities that may entail additional costs.

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

Undesirable side effects caused by PRX302 could cause us or regulatory authorities to interrupt, delay, suspend or terminate clinical trials and could result in a more restrictive label or the delay or denial of marketing approval by the FDA or other regulatory authorities. This, in turn, could limit or prevent us from commercializing PRX302 and generating revenues from its sale. The most common adverse events observed in patients who received PRX302 in our Phase 2 clinical trials that were potentially attributable to PRX302 included the presence of red blood cells in urine, painful urination, frequent urination and urinary urgency, perineal pain and discomfort (observed in patients who received both drug and vehicle), vertigo and malaise that could be attributable to PRX302 induced inflammation. Each of the foregoing adverse events occurred in greater than 5% of the PRX302 population. Although none of the patients in our Phase 1/2 clinical trial using the transrectal route of administration experienced sepsis and the IDMC reported no safety concerns to us from its fifth and final periodic analysis of unblinded safety data in our on-going PLUS-1 clinical trial and there were no events of sepsis reported post administration of study drug in this trial,, our change to this route of administration could increase the risk of sepsis. Results from our ongoing and future clinical trials could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of PRX302 for its targeted indication. Further, such side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may have a material and adverse impact on our business, prospects, financial condition and results of operations.

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

Delays in the commencement or completion of clinical testing could significantly impact our product development costs and could result in the need for additional financing. Although we initiated the first of two required Phase 3 clinical trials of PRX302 for the treatment of the symptoms of BPH in October 2013, we do not know when or whether the second Phase 3 clinical trial of PRX302 in that indication or our planned Phase 2 clinical trial for the treatment of localized low to intermediate risk prostate cancer will begin, or if any ongoing or future trials will be completed on time, or at all.

We have experienced a delay in the commencement of our proof of concept study for the treatment of localized low to intermediate risk prostate cancer because our existing clinical drug supply has expired and we are awaiting the approval of new clinical drug supply. We expect to receive approval in the first half of 2015 and any delays in that timeline could further delay the start of the proof of concept prostate cancer study.

We currently do not have drug product filled and finished to enable the start of a second Phase 3 clinical trial of PRX302 for the treatment of the symptoms of BPH. In addition, we currently do not have the funds available to initiate the fill and finish of this drug product and therefore the start of a second Phase 3 clinical trial will be delayed until this material can be filled and finished.

Further, the commencement or completion of clinical trials can be delayed for a variety of reasons, including delays in or related to:

•	raising sufficient capital to fund the clinical trial;

•	obtaining regulatory approval, or feedback on trial design necessary, to commence a clinical trial;

•	identifying, recruiting and training suitable clinical investigators;

•	identifying, recruiting and enrolling suitable patients to participate in a clinical trial;

•	catastrophic loss of drug product due to shipping delays or delays in customs in connection with delivery of drug product to foreign countries for use in clinical trials;

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

Any delays in the commencement or completion of our clinical trials will delay our timeline to obtain regulatory approval for our product candidate. In addition, many of the factors that cause, or lead to, a delay in the commencement of clinical trials may also ultimately lead to the denial of regulatory approval for a product candidate. We have completed enrollment in our first Phase 3 clinical trial for the treatment of the symptoms of BPH. We do not expect to commence enrollment of our second required Phase 3 clinical trial in this indication until we complete the first Phase 3 clinical trial and have favorable efficacy and safety results and until we have raised additional capital required to fund such second Phase 3 clinical trial. Our planned Phase 2 clinical trial for the treatment of localized prostate cancer will seek to enroll approximately 20 patients at one site and is expected to begin enrollment before the end of the first half of 2015.

We may face competition to enroll BPH patients in our future clinical trials from other clinical trials for other sponsors including potential competitors. Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. Delays in enrollment in any future clinical trials of PRX302 would result in delays in our ability to pursue regulatory approval of PRX302.

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

Although we have entered into an agreement for the manufacture of clinical supplies and initial commercial supplies of PRX302, BI may not perform as agreed, may be unable to comply with these cGMP requirements and with FDA, state and foreign regulatory requirements or may terminate its agreement with us. Moreover, we have not entered into a commercial supply agreement with BI and BI has not demonstrated that it will be capable of manufacturing the filled and finished PRX302 on a large commercial scale. It is possible that we may need to reformulate PRX302. Delays in finalizing the current commercial fill finish process could cause delays to future planned clinical trials.

We have experienced a delay in the commencement of our proof of concept study for the treatment of localized low to intermediate risk prostate cancer because our existing clinical drug supply has expired and we are awaiting the approval new clinical drug supply. We expect to receive approval in the first half of 2015 and any delays in that timeline could further delay the start of the proof of concept prostate cancer study.

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

If we were to experience an unexpected loss of PRX302 supply, we could experience delays in our ongoing and future clinical trials as BI would need to manufacture additional PRX302 and would need sufficient lead time to schedule a manufacturing slot. This is due to the fact that, given its nature, PRX302 cannot be manufactured in the BI facility at the same time as other biologics.

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

We have relied upon and expect to rely upon multiple CROs to conduct and oversee our ongoing and any future clinical trials for PRX302. If any of our CROs does not meet our deadlines or otherwise conduct the trials as required or if any CRO experiences regulatory compliance issues we may not be able to obtain regulatory approval for or commercialize our product candidate when expected or at all.

We have used multiple CROs for our ongoing Phase 3 clinical trial of PRX302 and expect to rely upon CROs for any future clinical trials. We also rely upon medical institutions, clinical investigators and contract laboratories to conduct our trials in accordance with our clinical protocols and in accordance with applicable legal and regulatory requirements. These third parties play a significant role in the conduct of these trials and the subsequent collection and analysis of data from the clinical trials. There is no guarantee that any such third party will devote adequate time and resources to our clinical trial. If any of our CROs or any other third parties upon which we rely for administration and conduct of our clinical trials do not successfully carry out their contractual duties or obligations or fail to meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or if they otherwise perform in a substandard manner, our clinical trials may be extended, delayed, suspended or terminated, and we may not be able to complete development of and ultimately obtain approval for and successfully commercialize PRX302. We will rely heavily on these third parties for the execution of our ongoing and future clinical trials and will control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on CROs does not relieve us of our regulatory responsibilities.

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

Kissei Pharmaceutical Co., Ltd., or Kissei, retains the rights to develop and commercialize PRX302 in Japan for the treatment of the symptoms of BPH, prostate cancer, prostatitis or other diseases of the prostate. If serious adverse events occur during any other clinical trials Kissei decides to conduct with respect to PRX302, the FDA and other regulatory authorities may delay, limit or deny approval of PRX302 or require us to conduct additional clinical trials as a condition to marketing approval, which would increase our costs. If we receive FDA approval for PRX302 and a new and serious safety issue is identified in connection with clinical trials conducted by Kissei, the FDA and other regulatory authorities may withdraw their approval of the product or otherwise restrict our ability to market and sell our product. In addition, treating physicians may be less willing to administer our product due to concerns over such adverse events, which would limit our ability to commercialize PRX302.

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

We expect that PRX302 will compete with the current treatment options for prostate cancer, which include surgical options such as laparoscopic and radical prostatectomy or radiation. In addition, there are other focal targeted therapies which are gaining traction that are currently in clinical development or have been recently approved which include: brachytherapy, cryotherapy, high frequency ultrasound, cyber knife, radio frequency ablation and laser ablation.

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

As of December 31, 2014 we had nine full-time employees and one part-time employee. In addition, we have engaged part-time individual consultants to assist us with establishing accounting systems, managing vendors and CROs, project management, regulatory compliance and business development. We will need to expand our managerial, operational, financial and other resources in order to manage our operations and clinical trials, continue our research and development activities, and commercialize our product candidate. Our management and scientific personnel, systems and facilities currently in place may not be adequate to support our future growth. Our need to effectively manage our operations, growth and various projects requires that we:

•	manage our clinical trials effectively;

•	manage our internal development efforts effectively while carrying out our contractual obligations to licensors, contractors and other third parties;

•	continue to improve our operational, financial and management controls and reporting systems and procedures;

•	attract and retain sufficient numbers of talented employees; and

•	manage our regulatory compliance oversight and infrastructure.

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

Our limited operating history makes evaluating our business and future prospects difficult.

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

In June 2014, we entered into a $6 million senior secured loan with Oxford Finance LLC, or Oxford. This loan is secured by a lien covering all of our assets, including intellectual property, and we also pledged as collateral all of our equity interests in Sophiris Bio Corp. and Sophiris Bio Holding Corp. We are obligated to make monthly payments of principal and interest through the maturity date of July 1, 2018, assuming there is no default that results in acceleration of the debt.

The loan agreement contains customary affirmative and negative covenants, indemnification provisions and events of default. The affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports and maintain certain intellectual property rights. The negative covenants include, among others, restrictions on transferring or licensing our assets, changing our business, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, and creating other liens on our assets, in each case subject to customary exceptions. If we default under the loan, Oxford may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, Oxford’s right to repayment would be senior to the rights of the holders of our common shares to receive any proceeds from the liquidation. Oxford could declare a default under the loan upon the occurrence of any event that Oxford interprets as a material adverse change as defined under the loan agreement, thereby requiring us to repay the loan immediately or to attempt to reverse the declaration of default through negotiation or litigation. Any declaration by Oxford of an event of default could significantly harm our business and prospects and could cause the price of our common shares to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

Our ability to generate revenues from PRX302 will be subject to attaining significant market acceptance among physicians, patients and healthcare payors.

PRX302, if approved in either indication for which we are currently pursuing development or any other indication, may not attain market acceptance among physicians, patients, healthcare payors or the medical community. We believe that the degree of market acceptance and our ability to generate revenues from PRX302 will depend on a number of factors, including:

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

•	strength of sales, marketing and distribution support;

•	the price of PRX302, both in absolute terms and relative to alternative treatments;

•	the effect of current and future healthcare laws;

•	availability of coverage and adequate coverage, reimbursement and pricing from government and other third-party payors; and

•	product labeling or product insert requirements of the FDA or other regulatory authorities.

If PRX302 is approved but fails to attain market acceptance by physicians, patients, health care payors, or the medical community, we may not be able to generate significant revenue to achieve or sustain profitability, which would have a material adverse effect on our business, prospects, financial condition and results of operations.

Coverage and reimbursement may not be available, or may be available at only limited levels, for PRX302, which could make it difficult for us to sell PRX302 profitably.

Market acceptance and sales of PRX302 will depend in large part on global reimbursement policies and may be affected by future healthcare reform measures, both in the United States and other key international markets. Patients who are prescribed medicine for the treatment of their conditions generally rely on third party payors to reimburse all or part of the costs associated with their prescription drugs. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products. Therefore, successful commercialization of our product will depend in part on the availability of governmental and third-party payor reimbursement for the cost of PRX302 and/or payment to the physician for administering PRX302. In the United States, no uniform policy of coverage and reimbursement for drug products exists among third-party payors. Therefore, coverage and reimbursement for drug products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained. One third-party payor’s decision to cover a particular medical product or service does not assure that other payors will also provide coverage for the medical product or service, or to provide coverage at an adequate reimbursement rate. As a result, the coverage determination process will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that adequate coverage and reimbursement will be obtained. Further, a third-party payor’s decision to provide coverage for a medical product or service does not imply that an adequate reimbursement rate will be approved. The market for our product candidates will depend significantly on access to third-party payors’ formularies, or lists of treatments for which third-party payors provide coverage and reimbursement.

Third-party payors establish coverage and reimbursement policies for new products, including product candidates like PRX302. In particular, in the United States, private health insurers and other third-party payors often provide reimbursement for treatments based on the level at which the government (through the Medicare or Medicaid programs) provides reimbursement for such treatments. In the United States, the EEA and other significant or potentially significant markets for our product candidate, government authorities and third-party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which has resulted in lower average selling prices. Further, the increased emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in Canada and the EEA will put additional pressure on product pricing, coverage, reimbursement and utilization, which may adversely affect our product sales and results of operations. These pressures can arise from policies and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, coverage and reimbursement policies and pricing in general. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, PPACA, became law in the United States. PPACA substantially changes the way healthcare is financed by both governmental and private insurers and significantly affects the pharmaceutical industry. Among the provisions of PPACA of greatest importance to the pharmaceutical industry are the following: (i) an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs; (ii) an increase in the rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13% of the average manufacturer price for branded and generic drugs, respectively; (iii) a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts to negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; (iv) extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations; (v) expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals with income at or below 133% of the Federal Poverty Level, thereby potentially increasing manufacturers’ Medicaid rebate liability; (vi) expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program; (vii) expansion of health care fraud and abuse laws, including the federal civil False Claims Act and the Anti-Kickback Statute, new government investigative powers, and enhanced penalties for noncompliance; and (viii) a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research. We cannot predict whether legal challenges will result in changes to the PPACA or if other legislative changes will be adopted, or how such changes would affect our business.

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

We are exposed to the risk of fraud or other illegal activity by our employees, independent contractors, consultants, commercial partners and vendors. Misconduct by these parties could include intentional, reckless and/or negligent conduct that fails to: comply with the laws of the FDA and other similar regulatory bodies; provide true, complete and accurate information to the FDA and other similar regulatory bodies; comply with manufacturing standards we have established; comply with federal and state healthcare fraud and abuse and health regulatory laws and other similar foreign fraudulent misconduct laws; or report financial information or data accurately or disclose unauthorized activities to us. These laws may impact, among other things, our activities with principal investigators and research subjects, as well as our sales, marketing and education programs. In particular, the promotion, sales, and marketing of health care items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Misconduct could also involve the improper use or disclosure of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. Additionally, we are subject to state and foreign equivalents of each of the healthcare laws described above under “Item 1. Business”, some of which may be broader in scope and may apply regardless of the payor.

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

Our operations have consumed substantial amounts of cash since inception. Since inception, we have raised approximately $113 million from the sale of equity securities in private placements and public offerings, $21 million from the issuance of debt securities, and $9 million from the exercise of common share purchase warrants. We will continue to spend substantial amounts to continue clinical development of PRX302, including for the completion of our ongoing Phase 3 clinical trial for the treatment of the symptoms of BPH, the conduct of any future Phase 3 clinical trials for the treatment of the symptoms of BPH, our planned proof of concept study of PRX302 for the treatment of localized low to intermediate risk prostate cancer and to pay for future required clinical development, and seek regulatory approval for PRX302, to repay our Oxford loan and to launch and commercialize PRX302, if approved.

We expect that our existing cash, together with interest thereon, will be sufficient to fund our operations for at least the next 12 months, assuming that we do not initiate the second Phase 3 clinical trial of PRX302 for the treatment of the symptoms of BPH. However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. For example, our ongoing Phase 3 clinical trial for the treatment of the symptoms of BPH or our planned Phase 2 clinical trial for the treatment of localized low to intermediate risk prostate cancer may encounter technical or other issues, or in the case of the Phase 2 clinical trial, enrollment issues that could delay the trial or cause our development costs to increase more than we expected, depleting our cash earlier than expected and jeopardizing our ability to obtain or to use the trials’ results in the absence of additional funding. Any clinical development efforts beyond our ongoing Phase 3 clinical trial in BPH and our planned Phase 2 clinical trial in localized low to intermediate risk prostate cancer will require additional funding.

      We expect to finance future cash needs through public or private equity offerings, debt financings or strategic partnerships and alliances and licensing arrangements, as well as through interest income earned on cash balances. We cannot be certain that additional funding will be available on acceptable terms, or at all. Subject to limited exceptions, our Oxford loan also prohibits us from incurring indebtedness without the prior written consent of Oxford. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us we may have to significantly delay, scale back or discontinue the development or commercialization of PRX302. We also could be required to:

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

We have a limited operating history and we have financed our operations primarily through equity and debt financings and have incurred significant operating losses since our inception. We had a net loss of $30.7 million, $11.1 million, and $21.2 million during the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, we had an accumulated deficit of $115.6 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our shareholders’ deficit and working capital. Our losses have resulted principally from costs incurred in our research activities for PRX302. We anticipate that our operating losses will substantially increase over the next several years as we continue development of PRX302, including the conduct of our ongoing and future clinical trials for the treatment of the symptoms of BPH and our planned proof of concept study in localized low to intermediate risk prostate cancer. In addition, if we obtain regulatory approval of PRX302, we may incur significant sales and marketing expenses and outsourced manufacturing expenses, as well as continued development expenses. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or whether or when we will become profitable.

We have not generated any product revenue and may never become profitable.

Our ability to become profitable depends upon our ability to develop and commercialize PRX302. To date, other than the upfront payment we received from Kissei and the $5.0 million milestone payment we received in April 2013 from Kissei for the achievement of development milestones, we have not generated any revenue from PRX302 and we do not know when, or if, we will generate any future revenue. Our ability to generate future revenue depends on a number of factors, including:

•	successfully completing the clinical development PRX302;

•	obtaining U.S. and/or foreign regulatory approvals for PRX302;

•	manufacturing commercial quantities of PRX302 at acceptable costs levels if regulatory approvals are received;

•	achieving broad market acceptance of PRX302 in the medical community and with third-party payors and patients; and

•	creating an internal commercial infrastructure or identifying and entering into one or more strategic collaborations to effectively market and sell PRX302.

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

At December 31, 2014, we had $4.1 million of cash and cash equivalents and $18.6 million in securities available-for-sale. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents since December 31, 2014, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Further dislocations in the credit market may adversely impact the value and/or liquidity of cash equivalents owned by us.

Fluctuations in foreign currency exchange rates could result in changes in our reported revenues and earnings.

We currently incur expenses denominated in foreign currencies, specifically in connection with our manufacturing and supply agreement with Boehringer Ingelheim RCV GmbH & Co KG for the manufacture of PRX302, for which payments are denominated in euro. In addition, we are utilizing several clinical vendors as part of our first Phase 3 clinical trial for PRX302 which are located in various countries outside of the United States. These clinical vendors invoice us in the local currency of the vendor. We do not engage in foreign currency hedging arrangements for our accounts payable, and, consequently, foreign currency fluctuations may adversely affect our earnings. During the years ended December 31, 2014 and 2013, 16.5% and 18.1%, respectively, of our operating expenses were denominated in currencies other than the U.S. dollar. Going forward we anticipate that our sales and expenses, if any, will be denominated in the local currency of the country in which they occur. We may decide to manage this risk by hedging our foreign currency exposure, principally through derivative contracts. Even if we decide to enter into such hedging transactions, we cannot be sure that such hedges will be effective or that the costs of such hedges will not exceed their benefits. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the euro, could result in material amounts of cash being required to settle the hedge transactions or could adversely affect our financial results.

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

Filing, prosecuting and defending patents on proates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries, including China, do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our product candidates and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

Generally, if for any taxable year 75% or more of our gross income is passive income, or at least 50% of the average quarterly value of our assets (which may be determined in part by the market value of our ordinary shares, which is subject to change) are held for the production of, or produce, passive income, we would be characterized as a passive foreign investment company, or PFIC, for United States federal income tax purposes. Based on the composition of our gross income and gross assets and the nature of our business, we expect that we were a PFIC for the taxable years ending December 31, 2012 and 2013 and that we may be a PFIC for the taxable year ending December 31, 2014. In 2015 and for future years, our status as a passive foreign investment company will also depend on whether we are a “controlled foreign corporation” for U.S. federal income tax purposes, how quickly we utilize the cash proceeds from our IPO in our business and other factors. If we are a PFIC for 2014 or any subsequent year, U.S. holders of our shares may suffer adverse tax consequences. Gains realized by non-corporate U.S. holders on the sale of our ordinary shares would be taxed as ordinary income, rather than as capital gain, and the preferential tax rate applicable to dividends received on our ordinary shares would be lost. Interest charges would also be added to taxes on gains and dividends realized by all U.S. holders.

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

If we fail to satisfy applicable listing standards, including regaining compliance with the $1.00 minimum bid price requirement, our common stock may be delisted from the NASDAQ Global Market.

On January 29, 2015, we received a letter from the Listing Qualifications Department of The NASDAQ Stock Market notifying us that the consolidated closing bid price of our common stock had been below $1.00 per share for 30 consecutive business days and that we were therefore not in compliance with the minimum bid price requirement for continued listing on the NASDAQ, as set forth in Marketplace Rule 5450(a)(1). The notification from The NASDAQ Stock Market does not have an immediate effect on the listing of our common stock and our common stock will continue to trade on the NASDAQ under the symbol "SPHS".  The NASDAQ Stock Market also stated in its letter that, in accordance with Marketplace Rule 5810(c)(3)(A), we have been provided a grace period of 180 calendar days, or until July 28, 2015, to regain compliance with the minimum consolidated closing bid price requirement for continued listing. Compliance will be regained if our consolidated closing bid price is at or above $1.00 for at least 10 consecutive trading days anytime during the 180-day grace period.

There can be no assurances that we will be able to regain compliance with the minimum consolidated closing bid price requirement or maintain compliance with this and any other NASDAQ listing requirements.  Delisting from the NASDAQ could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities. If our common stock is delisted by the NASDAQ the price of our common stock may decline and our common stock may be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the pink sheets where an investor may find it more difficult to dispose of their common stock or obtain accurate quotations as to the market value of our common stock. Further, if we are delisted, we would incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market.

The price of our common shares is likely to be highly volatile, and you could lose all or part of your investment.

Prior to our IPO in 2013, there was no public market for our common shares in the United States. The trading price of our common shares has been volatile and is likely to continue to be volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the other risk factors discussed in this section, these factors include:

•	the commencement, enrollment or results of our ongoing and future clinical trials of PRX302 or changes in the development status of PRX302;

•	any adverse development or perceived adverse development with respect to our submission of a BLA to the FDA for PRX302;

•	unanticipated serious safety concerns related to the use of PRX302;

•	adverse regulatory decisions, including failure to receive regulatory approval for PRX302;

•	our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;

•	our ability to obtain resources for us and our clinical trial programs on our desired schedule;

•	inability to obtain adequate commercial supply for any approved product or inability to do so at acceptable prices;

•	developments concerning our commercial partners, including but not limited to, those with manufacturers;

•	competition from existing technologies and products or new technologies and products that may emerge;

•	announcements of significant acquisitions, strategic partnerships, joint ventures, new products, capital commitments or other events by us or our competitors;

•	the inability to establish collaborations or termination of a collaboration;

•	actual or anticipated variations in our quarterly operating results;

•	failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;

•	our cash position;

•	announcement or expectation of additional financing efforts;

•	issuances of debt or equity securities;

•	our inability to successfully enter new markets or develop additional product candidates;

•	actual or anticipated fluctuations in our competitors’ operating results or changes in their growth rate;

•	sales of our common shares by us, or our shareholders in the future;

•	trading volume of our common shares on the NASDAQ and price;

•	market conditions in our industry;

•	overall performance of the equity markets and general political and economic conditions;

•	introduction of new products or services by us or our competitors;

•	additions or departures of key management, scientific or other personnel;

•	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities or industry analysts;

•	changes in the market valuation of similar companies;

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

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities.  For example, following our announcement in December 2014 that the IDMC for our on-going Phase 3 clinical trial completed the planned, protocol-specified administrative analysis of efficacy and found that the predefined efficacy threshold at week 12 was not achieved for patients in the trial, the trading price of our common stock sharply declined.  Due to changes in the volatility of our stock price, we may be the target of securities litigation in the future. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

We do not intend to pay dividends on our common shares so any returns will be limited to the value of our shares.

We have never declared or paid any cash dividend on our common shares. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Our Oxford loan also contains a negative covenant which prohibits us from paying dividends without the prior written consent of Oxford. Any return to shareholders will therefore be limited to the increase, if any, of our share price.

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

Our corporate headquarters are located in San Diego, California. The facility we lease encompasses approximately 2,002 square feet of office space. The lease for this facility expires in May 2017. We believe that our facility is sufficient to meet our needs and that suitable additional space will be available as and when needed.

Item 3.	Legal Proceedings

We are not currently party to any material legal proceedings.

Item 4.	Mine Safety Disclosures

None.

Part II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are currently traded on the NASDAQ Global Market, or the NASDAQ, under the symbol “SPHS.” Prior to our initial public offering on the NASDAQ on August 16, 2013 we were traded on the Toronto Stock Exchange, or TSX, under the symbol “SHS.” For the period from August 16, 2013 to November 13, 2013 we were dual listed on both the NASDAQ and the TSX. Effective November 13, 2013, we voluntarily delisted our common shares from the TSX.

The following table sets forth the high and low sales prices for our common shares for the period January 1, 2013 through November 13, 2013, on the TSX, quoted in Canadian Dollars and August 16, 2013 through December 31, 2014 on the NASDAQ, quoted in United States Dollars. The high and low sales prices below reflect the 52-for-1 reverse share consolidation which was effected on August 9, 2013.

	NASDAQ		TSX
	US$	US$	CND$	CND$
2013	High	Low	High	Low
First Quarter	—	—	$15.34	$8.84
Second Quarter	—	—	18.20	10.40
Third Quarter (commencing August 16, 2013 for NASDAQ)	$5.00	$4.10	14.82	4.30
Fourth Quarter (ending November 13, 2013 for TSX)	4.85	3.50	5.06	4.36
2014
First Quarter	$5.18	$3.22	—	—
Second Quarter	3.73	2.10	—	—
Third Quarter	3.34	2.23	—	—
Fourth Quarter	3.25	0.42	—	—

Holders of Record

As of January 31, 2015, there were approximately 27 shareholders of record of our common shares, which included Cede & Co., a nominee for Depository Trust Company, or DTC, and CDS & Co., a nominee for The Canadian Depository for Securities Ltd., or CDS. Common shares that are held by financial institutions as nominees for beneficial owners are deposited into participant accounts at either DTC or CDS, and are considered to be held of record by Cede & Co. or CDS & Co. as one shareholder.

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

As of December 31, 2014, we have utilized $25.0 million of the net proceeds from our IPO to fund activities associated with our first Phase 3 clinical trial for PRX302, $7.4 million for general corporate purposes and $9.4 million for principal and interest payments on our term loan with Oxford Finance LLC.

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

There were no repurchases of equity securities during the fourth quarter of 2014.

Item 6.	Selected Financial Data

The following data has been derived from our audited financial statements, including the consolidated balance sheets at December 31, 2014 and 2013 and the related consolidated statements of operations and comprehensive loss for the three years ended December 31, 2014 and related notes appearing elsewhere in this Annual Report on Form 10-K. The statement of operations data for the year ended December 31, 2010 and the balance sheet data as of December 31, 2011 and 2010 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. You should read the selected financial data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this Annual Report on Form 10-K

	For the Years Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues	$—	$5,000	$—	$—	$3,000
Operating expenses:
Research and development	24,708	10,279	13,523	8,660	4,785
General and administrative	5,332	4,511	5,685	4,635	2,558
Total operating expenses	30,040	14,790	19,208	13,295	7,343
Loss from operations	(30,040)	(9,790)	(19,208)	(13,295)	(4,343)
Other income (expense):
Interest expense	(726)	(1,308)	(1,988)	(950)	—
Interest income	51	—	108	55	24
Gain on revaluation of warrant liability	49	689	—	—	—
Other income (expense), net	(46)	(240)	(106)	(11)	221
Total other income (expense)	(672)	(859)	(1,986)	(906)	245
Net loss before income tax expense	(30,712)	(10,649)	(21,194)	(14,201)	(4,097)
Income tax expense	—	(500)	—	—	(315)
Net loss	$(30,712)	$(11,149)	$(21,194)	$(14,201)	$(4,412)
Basic and diluted net loss per common share(1) (2)	$(1.85)	$(1.39)	$(6.94)	$(6.05)	$(2.37)
Weighted average shares used to calculate net loss per common share (1) (2)	16,586	8,029	3,054	2,345	1,861

(1)

See Note 4 of our Notes to the Consolidated Financial Statements for an explanation of the method used to calculate the basic and diluted net loss per common share and the number of shares used in the computation of the per share amounts.

(2)	Reflects the 52-for-1 share consolidation of our common shares.

	As of December 31,
	2014	2013	2012	2011	2010
Consolidated Balance Sheet Data:
	(In thousands)
Cash, cash equivalents and securities available-for-sale	$22,695	$48,149	$9,721	$23,410	$12,381
Working capital	19,998	41,267	815	17,944	10,750
Total assets	25,591	51,892	11,529	24,800	13,255
Promissory notes, including current portion	5,941	6,877	12,021	14,702	—
Warrant liability	—	883	—	—	—
Stock-based compensation liability	22	202	—	—	—
Accumulated deficit	(115,559)	(84,847)	(73,698)	(52,504)	(38,303)
Total shareholders’ equity (deficit)	14,688	40,279	(5,105)	6,997	11,295

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

All dollar amounts are expressed in U.S. dollars unless otherwise noted. All amounts converted from Canadian dollars to U.S. dollars are calculated using the conversion rate as of December 31, 2014 unless otherwise noted.

Overview

Background

We are a clinical-stage biopharmaceutical company focused on developing innovative products for the treatment of urological diseases. We are headquartered in San Diego, California and our common shares currently trade on the NASDAQ Global Market, or the NASDAQ. We are currently developing PRX302 as a treatment for the symptoms of benign prostatic hyperplasia, or BPH, commonly referred to as an enlarged prostate and as a treatment of localized low to intermediate risk prostate cancer. In 2004, we licensed exclusive rights to PRX302 from UVIC Industry Partnerships Inc., or UVIC, and The Johns Hopkins University, or Johns Hopkins, for the treatment of prostate cancer. In 2009, we licensed exclusive rights to PRX302 from UVIC Industry Partnerships Inc., or UVIC, and The Johns Hopkins University, or Johns Hopkins, for the treatment of the symptoms of BPH. In April 2010, we entered into an exclusive license agreement with Kissei Pharmaceuticals Co., Ltd., or Kissei, pursuant to which we granted Kissei the right to develop and commercialize PRX302 in Japan for the treatment of the symptoms of BPH, prostate cancer, prostatitis or other diseases of the prostate.

In October 2013 we initiated the first Phase 3 clinical trial, which we often refer to as the “PLUS-1” trial, of PRX302 for the treatment of the lower urinary tract symptoms of BPH. We completed enrollment of 479 patients in the PLUS-1 study in September 2014 and expect to have final results of the trial in the fourth quarter of 2015. This Phase 3 clinical trial uses the International Prostate Symptom Score, or IPSS, outcome measure evaluated over 52 weeks as the primary endpoint. Secondary endpoints include Qmax (maximum urine flow) change from baseline over 52 weeks.

In December 2014, the Independent Data Monitoring Committee, or IDMC, completed a planned, protocol-specified administrative interim analysis of efficacy based on the IPSS change from baseline to Week 12 for all 479 patients dosed in the PLUS-1 trial. The protocol-specified administrative interim analysis of efficacy set a threshold at 12 weeks defined as an IPSS treatment effect of ≥ 2.0 points favoring PRX302 over vehicle-only (i.e. average IPSS total score change from baseline (CFB) for PRX302 minus IPSS CFB for vehicle-only). The IDMC reported that the predefined efficacy threshold at week 12 was not achieved. This administrative interim analysis was conducted specifically for planning subsequent clinical trials. The ongoing PLUS-1 trial is unaffected by this recommendation, and all patients in the trial will continue to be followed to enable the evaluation of the primary efficacy endpoint at 52 weeks. Simultaneously with this administrative interim efficacy analysis, the IDMC completed its fifth and final periodic analysis of unblinded safety data and reported no safety concerns. There were no events of sepsis reported post administration of PRX302 in this trial. The company and its representatives have remained blinded to the results of this administrative analysis and will continue to remain blinded throughout the duration of the study until after the database is locked at the conclusion of the 52 week trial. In order to seek regulatory approval for PRX302 for the treatment of the symptoms of BPH, we would be required to conduct a second Phase 3 clinical trial and we do not expect to commence any additional Phase 3 clinical trials without receiving favorable results from the PLUS-1 trial and unless we raise the additional funds required to conduct the second Phase 3 clinical trial.

We plan to initiate a Phase 2 proof of concept study of PRX302 for the treatment of localized low to intermediate risk prostate cancer prior to the end of the first half of 2015. PRX302 has been engineered to be activated by enzymatically active prostate specific antigen (PSA), which is found in the transition zone of the prostate as well as in prostate cancer cells. The highly targeted mechanism by which PRX302 selectively destroys prostate tissue in BPH also makes PRX302 a promising treatment approach for localized prostate cancer. In 2004, we licensed exclusive rights to PRX302 from UVIC and Johns Hopkins for the treatment of prostate cancer.

Kissei Pharmaceuticals License Agreement

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

PRX302 License Agreement for Prostate Cancer

In 2004, we licensed exclusive rights to PRX302 for the treatment of prostate cancer under an agreement with UVIC and Johns Hopkins. We have agreed to make cumulative milestone payments over the lifecycle of PRX302 of up to CND$3.6 million, or $3.4 million, as converted, on the achievement of certain clinical and regulatory milestones and to pay royalties on commercial sales of resulting products. From the inception of the agreement, we have paid milestone payments of CND$0.1 million, or $0.1 million, applying the historical conversion rate at each payment date. We have to date completed two clinical trials in patients with prostate cancer.

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

We expense research and development costs as incurred. We account for nonrefundable advance payments for goods and services that will be used in future research and development activities as expenses when the service has been performed or when the goods have been consumed. Since our inception in January 2002 through December 31, 2014, we have incurred a total of $84.6 million in research and development expenses.

At this time, due to the risks inherent in the clinical trial process and given the early stage of our product development program, we are unable to estimate with any certainty the costs we will incur in the continued development of PRX302 for potential approval and commercialization. Clinical development timelines, the probability of success and development costs can differ materially from expectations. However, we do expect our research and development expenses to continue for the foreseeable future as we advance PRX302 through our first Phase 3 clinical trial for the treatment of symptoms of BPH and we initiate a proof of concept study of PRX302 for localized low to intermediate risk prostate cancer. The process of conducting clinical trials necessary to obtain regulatory approval is costly and time consuming. Any failure by us or delay in completing clinical trials, or in obtaining regulatory approvals, could lead to increased research and development expense and, in turn, have a material adverse effect on our results of operations.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation, related to our executive, finance, business development, market research and support functions. Other general and administrative expenses include allocated facility-related costs not otherwise included in research and development expenses, travel expenses, market research expenses and professional fees for auditing, tax, investor relations and legal services. We expect that general and administrative expenses to remain fairly consistent over the next year but we do expect that general and administrative expenses will increase as move towards commercialization of our drug candidates in future periods.

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

Subsequent to the change in functional currency, the Company calculates the fair value of its warrants with exercise prices in Canadian dollars utilizing the Black Scholes pricing model and classified this fair value as a long term liability in accordance with Accounting Standards Codification, or ASC, 815, “Derivatives and Hedging”. At each reporting period subsequent to the change in the Company’s functional currency, we adjusted the fair value of the warrant liability and any corresponding increase or decrease to the warrant liability will be recorded as a component of other expense on the consolidated statement of operations and comprehensive loss.

Other Expense, Net

Other expense, net consists primarily of foreign exchange gains and losses and on occasion income or other miscellaneous expenses. Foreign exchange gains and losses result from the settlement of foreign currency transactions and from the remeasurement of monetary assets and liabilities denominated in currencies other than our functional currency.

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

Nonrefundable advance payments for goods and services that will be used or rendered in future research and development activities are recorded as a prepaid expense and recognized as expense in the period that the related goods are consumed or services are performed.

Essentially all of our research and development expenses related to PRX302 during the years ended December 31, 2014, 2013 and 2012. We recognized research and development expenses as follows (in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Clinical research and development	$20,604	$7,134	$7,075
Pre-clinical research and development	2	5	1,149
Manufacturing	3,452	2,829	5,151
Stock-based compensation expense	650	311	148
	$24,708	$10,279	$13,523

Stock-based Compensation

We expense the fair value of employee stock options over the vesting period. Stock-based compensation expense is measured using the fair value of the award at the grant date, net of estimated forfeitures, and is adjusted annually to reflect actual forfeitures. The fair value of each stock-based award is estimated using the Black-Scholes pricing model and is expensed using graded vesting over the vesting period.

We recognized stock-based compensation expense as follows (in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Research and development	$650	$311	$148
General and administrative	1,441	863	528
Total	$2,091	$1,174	$676

As of December 31, 2014 there was $0.7 million of unrecognized compensation costs related to non-vested stock options. As of December 31, 2014 we expect to recognize those costs over weighted average periods of approximately 1.1 years.

The fair value of options granted during the year ended December 31, 2014, 2013 and 2012 were estimated at the date of grant using the following assumptions:

	For the Years Ended December 31,
	2014	2013	2012
Expected life of the option term (years)	3.7	3.9	3.9
Risk-free interest rate	1.2%	0.9%	1.2%
Dividend yield	0.0%	0.0%	0.0%
Volatility	76.2%	83.8%	73.9%
Forfeiture rate	5.3%	8.1%	9.0%

Expected Life of the Option Term – This is the period of time that the options granted are expected to remain unexercised. Options granted during the year have a contractual term of five years. We estimate the expected life of the option term based on actual past behavior for similar options.

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

Prior to the Company’s IPO, the Company had issued its stock options with a Canadian dollar denominated exercise price. Subsequent to the Company’s IPO, the Company issues its stock options with a U.S. dollar denominated exercise price.

Effective November 13, 2013, the Company voluntarily delisted from the Toronto Stock Exchange, or TSX. As a result of the delisting from the TSX and the change in the Company’s functional currency to the U.S. dollar, the stock options granted with exercise prices denominated in Canadian dollars are considered dual indexed as defined in ASC 718, “Compensation, Stock Compensation”. As a result, the Company is required to account for these stock options as a liability. Historically these options had been accounted for as equity. The estimated fair value is determined using the Black-Scholes pricing model based on the estimated value of the underlying common shares at the valuation measurement date, the remaining service period of the stock options, risk-free interest rates, expected dividends and expected volatility of the price of the underlying common shares. As of November 13, 2013, the Company calculated the initial fair value of the vested awards of $163,000. This fair value was initially recorded as a deduction from Contributed Surplus. At each reporting period subsequent to November 13, 2013, the Company adjusts the fair value of the stock-based compensation liability and any corresponding increase or decrease to the stock-based compensation liability will be recorded as an adjustment to Contributed Surplus and/or compensation expense on the consolidated statement of operations and comprehensive loss but in no case will the amount of stock-based compensation expense be less than the original grant date fair value of the stock options.

The fair value of the stock-based compensation liability was $22,000 and $202,000 at December 31, 2014 and 2013, respectively. As the calculated fair value of the stock options at December 31, 2014 was less than the original grant date fair value no additional compensation expense was recorded in the consolidated statement of operations and comprehensive loss. The change in the fair value of the stock-based compensation liability of $180,000 for the year ended December 31, 2014 was recorded as an adjustment to Contributed Surplus.

The following inputs were utilized in the Black-Scholes pricing model at December 31, 2014 and 2013:

	December 31,
	2014	2013
Stock price at the end of each reporting period	$0.54	$3.70
Weighted average exercise price	$15.83	$17.66
Risk-free interest rate	0.88%	1.00%
Volatility	138.38%	94.53%
Dividend yield	0.00%	0.00%
Expected life in years	2.49	3.42
Calculated fair value per stock option	$0.10	$1.17

Common share purchase warrants with exercise prices denominated in Canadian Dollars

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

The change in the functional currency of Sophiris Bio Inc. to the U.S. dollar effective August 16, 2013 effects how the Company accounts for its previously issued warrants which have exercise prices denominated in Canadian dollars, a currency that is not the Company’s functional currency. Upon the change in functional currency, the Company calculated the fair value of its warrants with exercise prices in Canadian dollars as $1.6 million utilizing the Black Scholes pricing model and classified this fair value as a long-term liability in accordance with ASC, 815, “Derivatives and Hedging”. The initial fair value of $1.6 million was deducted from the original fair value calculated on the issuance date of the warrants. The issuance date fair value in excess of the $1.6 million was reclassified to Contributed Surplus. At each reporting period subsequent to August 16, 2013, the Company adjusts the fair value of the warrant liability and any corresponding increase or decrease to the warrant liability is recorded as a component of other income (expense) on the consolidated statement of operations and comprehensive loss. The estimated fair value is determined using the Black-Scholes option-pricing model based on the estimated value of the underlying common shares at the valuation measurement date, the remaining contractual term of the warrants, risk-free interest rates, expected dividends and expected volatility of the price of the underlying common shares.

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

(i)

the amendment of the exercise price and number of shares underlying each of the outstanding common share purchase warrants to reflect the 52-for-1 share consolidation effected by the Company on August 9, 2013; and

(ii)

the amendment of the existing exercise price which was denominated in Canadian dollars to be restated into U.S. dollars. The agreement stipulates that the conversion of the exercise price will be completed utilizing the exchange rate in effect on the date of the issuance of each warrant.

As a result of the conversion of the exercise prices from Canadian dollars to U.S. dollars, the Company is no longer required to revalue the fair value of these warrants subsequent to their amendment. Upon the amendment of these common share purchase warrants the Company calculated a fair value on the date of their amendments using the Black-Scholes valuation model. As a result the Company recorded a $4,000 loss in its statement of operations and comprehensive loss which represents the change in the fair value of the common share purchase warrants from January 1, 2014 to the date of their amendments. The Company then reclassified the fair value as of the date of their amendments of $0.8 million from warrant liability to contributed surplus.

The Company continues to revalue at each reporting period 122,670 common share purchase warrants which continue to have exercise prices denominated in Canadian dollars. These warrants will expire on March 16, 2015 and have an exercise price of CND $33.80.

At December 31, 2014 and 2013 the warrant liability was revalued at $0 and $0.9 million, respectively and a gain of $49,000 and $0.7 million, respectively was recorded as gain on revaluation of warrant liability in the consolidated statement of operations and comprehensive loss.

The following inputs were utilized in the Black-Scholes pricing model at December 31, 2014 and 2013:

.

	December 31,
	2014	2013
Stock price at the end of each reporting period	$0.54	$3.70
Weighted average exercise price	$29.14	$25.45
Risk-free interest rate	0.25%	0.62%
Volatility	425.17%	115.09%
Dividend yield	0.00%	0.00%
Expected life in years	.21	2.51
Calculated fair value per common share purchase warrant	$—	$0.96

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

Recent Accounting Pronouncements

On June 10, 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-10, “Development Stage Entities (Topic 915) – Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation,” which eliminates the concept of a development stage entity in its entirety from current accounting guidance and provides for certain amendments to the consolidation guidance in Topic 810 in the Accounting Standards Codification, or ASC. Prior to the issuance of this guidance the Company was considered a development stage entity and as a result the Company included certain inception-to-date disclosures in its financial statements. The guidance related to the elimination of the concept of a development stage entity is effective for public companies for annual reporting periods beginning after December 15, 2014, and interim periods therein. The amendment of the consolidation guidance in Topic 810 is effective for public companies for annual reporting periods beginning after December 15, 2015. Early adoption of the new standard was permitted. ASU No. 2014-10 was adopted by the Company during the year ended December 31, 2014. As such all inception-to-date disclosures have been removed from these consolidated financial statements.

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

Net Operating Loss Carryforwards

As of December 31, 2014, we had Canadian and U.S. federal tax net operating loss carryforwards of $94.4 million and $0.2 million, respectively, which begin to expire in 2015 and 2034, respectively. As of December 31, 2014, we also had Canadian and U.S. federal investment tax credits of $2.6 million and $1.5 million, respectively. The Canadian and U.S. federal investment tax credits will begin to expire in 2015 and 2034, respectively.

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

Results Of Operations

Comparison of the Years Ended December 31, 2014 and 2013

The following table summarizes the results of our operations for the year ended December 31, 2014 and 2013, together with the changes in those items in dollars (in thousands):

	For the Years Ended December 31,
	2014	2013	Change 2014 vs. 2013
License revenue	$—	$5,000	$(5,000)
Research and development expenses	24,708	10,279	14,429
General and administrative expenses	5,332	4,511	821
Interest expense	(726)	(1,308)	582
Interest income	51	—	51
Gain on revaluation of warrant liability	49	689	(640)
Other expense, net	(46)	(240)	194
Income tax expense	—	500	(500)

License revenue. During the year ended December 31, 2013, we recorded as revenue a $5.0 million non-refundable milestone payment from Kissei upon our achievement of certain development activities, as such milestone had been achieved during this period.

Research and development expenses. Research and development expenses were $24.7 million in the year ended December 31, 2014 compared to $10.3 million in the year ended December 31, 2013. The increase in research and development costs is attributable to the following:

•

a $14.7 million increase in costs associated with our on-going Phase 3 clinical trial for the treatment of the symptoms of BPH, specifically $5.9 million for patient visits to our clinical site investigators, $4.1 million for services provided by our clinical research organizations, $1.3 million in patient recruitment as enrollment was completed in October 2014, $3.4 million for other costs associated with our Phase 3 clinical trial such as patient data tracking, shipping and supplies, travel, laboratory and analysis work; and

•	a $0.6 million increase in the costs associated with the manufacturing activities for PRX302.

Offsetting these increases are decreases of $0.5 million for cost associated with our completed Transrectal safety study from the year ended December 31, 2013 to the year ended December 31, 2014 and $0.4 million for license fees paid in 2013 to UVIC and Johns Hopkins associated with our $5.0 million non-refundable milestone payment from Kissei. Research and development expenses included stock-based compensation expense of $0.6 million for the year ended December 31, 2014 as compared to $0.3 million for the year ended December 31, 2013.

General and administrative expenses. General and administrative expenses were $5.3 million in the year ended December 31, 2014 compared to $4.5 million for the year ended December 31, 2013. The increase of $0.8 million is due to a $0.5 million increase in stock-based compensation expense and $0.2 million increase in directors and officers insurance premiums as a result of our Initial Public Offering in August 2013. The increase in stock-based compensation expense is primarily associated with stock option granted to employees and directors in October 2013. General and administrative costs included stock-based compensation expense of $1.4 million for the year ended December 31, 2014 as compared to $0.9 million for the year ended December 31, 2013.

Interest expense. Interest expense was $0.7 million in the year ended December 31, 2014 compared to $1.3 million in the same period in 2013. This decrease resulted from a reduction in interest expense related to our promissory notes with Oxford. Interest expense related to Company’s promissory notes with Oxford is expected to decline over the term of the loan as the total principal outstanding on the loan is paid down.

Interest income. Interest income of $51,000 was recorded in the year ended December 31, 2014 as a result of interest earned on interest-bearing cash and investment accounts.

Gain on revaluation of warrant liability. Gain on revaluation of the warrant liability was $49,000 for the year ended December 31, 2014 as compared to $0.7 million for the year ended December 31, 2013. The non-cash gain is associated with the change in the fair value of our warrant liability.

Other expense, net. Other expense, net was $46,000 for the year ended December 31, 2014 compared to $0.2 million for the year ended December 31, 2013. This change was primarily due to a $0.2 million decrease in foreign exchange losses associated with foreign currency transactions.

Income tax expense. The $5.0 million milestone payment from Kissei was subject to a 10% Japanese withholding tax. As a result, we recorded income tax expense of $0.5 million for the year ended December 31, 2013. Generally, we would be eligible to utilize the withholding tax to offset future taxes due in Canada, thus creating a deferred tax asset. Given the uncertainty around our ability to generate future taxable income in Canada, withholding tax was recognized as expense during the year ended December 31, 2013.

Comparison of the Years Ended December 31, 2013 and 2012

The following table summarizes the results of our operations for the year ended December 31, 2013 and 2012, together with the changes in those items in dollars (in thousands):

	For the Years Ended December 31,
	2013	2012	Change 2013 vs. 2012
License revenue	$5,000	$—	$5,000
Research and development expenses	10,279	13,523	(3,244)
General and administrative expenses	4,511	5,685	(1,174)
Interest expense	(1,308)	(1,988)	680
Interest income	—	108	(108)
Gain on revaluation of warrant liability	689	—	689
Other expense, net	(240)	(106)	(134)
Income tax expense	500	—	500

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

Interest expense. Interest expense was $1.3 million in the year ended December 31, 2013 compared to $1.9 million in the same period in 2012. This decrease resulted from a reduction in interest expense related to our promissory notes with Oxford Finance. Interest expense related to Company’s promissory notes with Oxford Finance is expected to decline over the term of the loan as the total principal outstanding on the loan is paid down.

Interest income. Interest income of $0.1 million was recorded in the year ended December 31, 2012 as a result of interest earned on interest-bearing cash and investment accounts.

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

Liquidity and Capital Resources

  Overview

Since our inception, our operations have been primarily financed through public and private sales of our common shares, debt financings and payments from Kissei. At December 31, 2014, we had cash, cash equivalents and securities available-for-sale of $22.7 million and net working capital of $20.0 million. We expect that our cash, cash equivalents and securities available-for-sale as of December 31, 2014 will be sufficient to fund our operations for at least the next 12 months, assuming that we do not initiate any additional clinical development of PRX302 other than our planned Phase 2 proof of concept study for low to intermediate risk prostate cancer. We will need to find additional capital to fund a second Phase 3 clinical study of PRX302 for the treatment of the symptoms of BPH and for any future clinical development of PRX302 for the treatment of localized prostate cancer beyond our planned Phase 2 proof of concept study.

In May 2014 we entered into a common stock purchase agreement with Aspire Capital Fund, LLC, or Aspire Capital which provides that Aspire Capital is committed to purchase up to an aggregate of $15.0 million of our common shares over the approximately 30 month term of the agreement. Upon the execution of the agreement, we sold to Aspire Capital 604,230 common shares which resulted in net proceeds of $1.9 million. Over the remaining 23 months the Company has the right, subject to certain limitations including but not limited to the Company’s closing stock price not falling below $2.00 on the date of any directed purchase, to direct Aspire Capital to purchase up to an additional $13 million of our common shares. There were no additional sales of common shares to Aspire Capital as of December 31, 2014. As of December 31, 2014 and through March 1, 2015 our stock price has been below the $2.00 floor price included in the Aspire Capital agreement and therefore we have been unable to sell shares to Aspire Capital during this period.

On June 30, 2014, we entered into a new loan and security agreement with Oxford pursuant to which Oxford has loaned a principal amount of $6.0 million to refinance our then existing term loan with Oxford and to provide additional working capital. The principal amount was used by us to settle approximately $2.9 million of outstanding principal on our then existing term loan, to settle accrued interest on such term loan, to settle other fees and expenses, including approximately $0.7 million in an accrued final payment due under the then existing term loan, and the remaining cash proceeds of approximately $2.4 million will be used for general corporate purposes.

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

  Future Operations

We have devoted substantial resources to developing PRX302, protecting and enhancing our intellectual property and providing general and administrative support for these activities. We have not generated any revenue from product sales and, to date, have funded our operations primarily through public and private equity security sales, debt financings and payments from Kissei.

We will require additional capital to complete development of PRX302

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

  Cash Flows

The following table shows a summary of our cash flows for the years ended December 31, 2014. 2013 and 2012 (in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Net cash provided by (used in):
Operating activities	$(26,230)	$(13,206)	$(18,836)
Investing activities	14,691	(33,322)	(26)
Financing activities	839	51,729	4,884
Effect of exchange rate changes on cash and cash equivalents	(16)	(83)	289
Net increase (decrease) in cash and cash equivalents	$(10,716)	$5,118	$(13,689)

Operating Activities

Net cash used in operating activities increased to $26.2 million for the year ended December 31, 2014 compared to $13.2 million for the year ended December 31, 2013. The increase in net cash used in operating activities of $13.0 million was primarily due to the net cash outflow impact of the increase in our net loss from period to period offset by the decrease from upfront payments made to our clinical research organizations in the period ended December 31, 2013. The increase in our net loss from December 31, 2013 to December 31, 2014 is primarily a result of the increase in our research and development expenses associated with our Phase 3 clinical trial for the treatment of the symptoms of BPH.

Net cash used in operating activities decreased to $13.2 million for the year ended December 31, 2013 compared to $18.8 million for the year ended December 31, 2012. The decrease in net cash used of $5.6 million between the years ended December 31, 2012 to the year ended December 31, 2013 was due to the net cash flow impact of the decrease in our net loss offset by the payment of upfront fees due to our clinical research organization for our Phase 3 clinical trial.

Investing Activities

Net cash provided by investing activities was $14.7 million for the year ended December 31, 2014, compared to $33.3 million net cash used in investing activities for the year ended December 31, 2013. The increase in net cash provided by investing activities from December 31, 2013 to December 31, 2014 represents the usage of the proceeds from the maturity of securities classified as available-for-sale to fund our operations and to a lesser extent to purchase securities with maturities less than 90 days which are classified as cash and cash equivalents.

Net cash used in investing activities was $33.3 million for the year ended December 31, 2013, compared to $26,000 for the year ended December 31, 2012. The increase in net cash used of $33.3 million was due to the purchase of securities available-for sale from the net proceeds of the U.S. public offering.

Financing Activities

Net cash provided by financing activities was $0.8 million for the year ended December 31, 2014, as compared to $51.7 million for the year ended December 31, 2013. The cash provided by financing activities for the year ended December 31, 2014 reflects the proceeds of $1.9 million, net from the common share purchase from Aspire Capital. The cash provided by financing activities also includes net cash received from Oxford of $2.4 million from our new Loan of $6.0 million and settlement of our outstanding principal of $2.9 million due under the Original Loan. The cash provided in financing activities during the year ended December 31, 2013 includes $57.3 million, net from our U.S. public offering. These funds are offset by $5.5 million of principal payments on our Original Loan with Oxford.

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

Contractual Obligations and Commitments

The following is a summary of our contractual obligations as of December 31, 2014 (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligation relating to facility(1)	$289	$119	$170	$—	$—
Principal and interest payable under promissory notes (2)	7,552	1,294	4,613	1,645	—
Purchase commitments(3)	97	97	—	—	—
Total	$7,938	$1,510	$4,783	$1,645	$—

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

(3)

We are required to schedule our manufacturing activities in advance. If we cancel any of these scheduled activities without proper notice we could be required to pay penalties equal to the cost of the originally scheduled activity. As such we have included the activities scheduled as of December 31, 2014 which, if cancelled, could result in us incurring penalties for cancellation.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements (as defined by applicable SEC regulations) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 7A.	Qualitative and Quantitative Disclosures About Market Risk

Our primary market risk is the exposure to foreign currency exchange rate fluctuations. This risk arises from our holdings of foreign currency denominated accounts payable. Changes in foreign currency exchange rates can create foreign exchange gains or losses to us. We do not engage in foreign currency hedging arrangements for our accounts payable, and, consequently, foreign currency fluctuations may adversely affect our earnings. During the year ended December 31, 2014 and 2013, 16.5% and 18.1%, respectively, of our operating expenses were denominated in currencies other than the U.S. dollar. We have minimal direct exposure to interest rate risks as we do not have variable rate financial liabilities. In addition, our Oxford loan has a fixed interest rate of 9.504% therefore fluctuations in interest rates do not have an effect on the total outstanding principal due

We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment activities is to preserve principal and liquidity. To achieve this objective, we invest in a money market fund and high quality marketable debt instruments of corporations, financial institutions and government sponsored enterprises with contractual maturity dates of generally less than three years. We do not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt. If a 10% change in interest rates were to have occurred on December 31, 2014, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Sophiris Bio Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive loss, of shareholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Sophiris Bio Inc. and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Diego, California

March 10, 2015

Sophiris Bio Inc.

Consolidated Balance Sheets

(In thousands, except share amounts)

	December 31,
	2014	2013
Assets:
Current assets:
Cash and cash equivalents	$4,123	$14,839
Securities available-for-sale	18,572	33,310
Other receivables	16	48
Prepaid expenses	2,825	3,598
Total current assets	25,536	51,795
Property and equipment, net	36	78
Other long-term assets	19	19
Total assets	$25,591	$51,892
Liabilities and shareholders’ equity:
Current liabilities:
Accounts payable	$2,633	$1,470
Accrued expenses	2,307	2,181
Current portion of promissory notes	598	6,877
Total current liabilities	5,538	10,528
Long-term promissory notes, less current portion	5,343	—
Warrant liability	—	883
Stock-based compensation liability	22	202
Total liabilities	10,903	11,613
Commitments and contingencies (Note 16)
Shareholders’ equity:
Common shares, unlimited authorized shares, no par value; 16,844,736 and 16,149,871 shares issued and outstanding at December 31, 2014 and 2013, respectively	113,095	111,204
Contributed surplus	17,053	13,824
Accumulated other comprehensive gain	99	98
Accumulated deficit	(115,559)	(84,847)
Total shareholders’ equity	14,688	40,279
Total liabilities and shareholders’ equity	$25,591	$51,892

The accompanying notes are an integral part of these audited consolidated financial statements.

Sophiris Bio Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

	For the Years Ended December 31,
	2014	2013	2012
Revenues:
License revenue	$—	$5,000	$—
Operating expenses:
Research and development	24,708	10,279	13,523
General and administrative	5,332	4,511	5,685
Total operating expenses	30,040	14,790	19,208
Other income (expense):
Interest expense	(726)	(1,308)	(1,988)
Interest income	51	—	108
Gain on revaluation of warrant liability	49	689	—
Other expense, net	(46)	(240)	(106)
Total other expense	(672)	(859)	(1,986)
Net loss before income taxes	(30,712)	(10,649)	(21,194)
Income tax expense	—	(500)	—
Net loss	$(30,712)	$(11,149)	$(21,194)
Basic and diluted loss per share	$(1.85)	$(1.39)	$(6.94)
Weighted average number of outstanding shares – basic and diluted	16,586	8,029	3,054
Other comprehensive income
Foreign currency translation adjustment	—	145	131
Unrealized gain (loss) on securities available-for-sale	1	(1)	—
Total comprehensive loss	$(30,711)	$(11,005)	$(21,063)

The accompanying notes are an integral part of these audited consolidated financial statements.

Sophiris Bio Inc.

Consolidated Statements of Shareholders’ Equity (Deficit)

(In thousands, expect share amounts)

	Common Shares		Contributed	Common Share Purchase	Right to	Accumulated	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount	Surplus	Warrants	Invest	Deficit	(Loss)	(Deficit)
Balance at January 1, 2012	2,749,228	45,727	5,632	4,177	4,142	(52,504)	(177)	6,997
Issuance of common shares and common share purchase warrants, net of issuance costs of $66	400,643	8,488	—	1,868	(2,071)	—	—	8,285
Expiration of right to invest			2,071	—	(2,071)	—	—	—
Stock-based compensation expense	—	—	676	—	—	—	—	676
Net loss	—	—	—	—	—	(21,194)	—	(21,194)
Other comprehensive income	—	—	—	—	—	—	131	131
Balance at December 31, 2012	3,149,871	54,215	8,379	6,045	—	(73,698)	(46)	(5,105)
Issuance of common shares in a public offering, net of issuance costs of $8,011	13,000,000	56,989	—	—	—	—	—	56,989
Reclassification of initial fair value of warrants denominated in Canadian dollars to liability	—	—	—	(1,572)	—	—	—	(1,572)
Reclassification of historic fair value of warrants	—	—	4,473	(4,473)	—	—	—	—
Reclassification of fair value of options denominated in Canadian dollars to liability	—	—	(163)	—	—	—	—	(163)
Change in the fair value of stock-based compensation liability recorded to contributed surplus	—	—	(39)	—	—	—	—	(39)
Stock-based compensation expense	—	—	1,174	—	—	—	—	1,174
Net loss	—	—	—	—	—	(11,149)	—	(11,149)
Other comprehensive income	—	—	—	—	—	—	144	144
Balance at December 31, 2013	16,149,871	$111,204	$13,824	$—	$—	$(84,847)	$98	$40,279
Issuance of common shares, net of issuance cost of $109	694,865	1,891	—	—	—	—	—	1,891
Reclassification of historic fair value of warrants	—	—	834	—	—	—	—	834
Change in the fair value of stock-based compensation liability recorded to contributed surplus	—	—	180	—	—	—	—	180
Issuance of warrants with secured promissory note	—	—	124	—	—	—	—	124
Stock-based compensation expense	—	—	2,091	—	—	—	—	2,091
Net loss	—	—	—	—	—	(30,712)	—	(30,712)
Other comprehensive income	—	—	—	—	—	—	1	1
Balance at December 31, 2014	16,844,736	$113,095	$17,053	$—	$—	$(115,559)	$99	$14,688

The accompanying notes are an integral part of these audited consolidated financial statements.

Sophiris Bio Inc.

Consolidated Statements of Cash Flows

(In thousands)

	For the Years Ended December 31,
	2014	2013	2012
Cash flows used in operating activities
Net loss for the period	$(30,712)	$(11,149)	$(21,194)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock-based compensation	2,091	1,174	676
Amortization of debt discount	188	380	509
Depreciation of property and equipment	47	84	82
Amortization of intangible assets	—	—	149
Amortization of promissory note issuance costs	38	108	155
Amortization of discount on available-for-sale securities	39	9	—
Impairment loss	—	—	176
Change in fair value warrant liability	(49)	(689)	—
Foreign exchange transaction (gain) loss	1	229	(148)
Other	3	2	1
Changes in operating assets and liabilities:
Other receivables	33	23	172
Prepaid expenses	734	(3,112)	(162)
Other long-term assets	—	25	(15)
Accounts payable	1,171	(305)	(1,006)
Accrued expenses	186	15	1,769
Net cash used in operating activities	(26,230)	(13,206)	(18,836)
Cash flows provided by (used) in investing activities
Purchases of property and equipment	(9)	(3)	(26)
Proceeds from the disposal of property and equipment	—	1	—
Maturity of securities available-for-sale	43,201	—	—
Purchases of securities available-for-sale	(28,501)	(33,320)	—
Net cash provided by (used) in investing activities	14,691	(33,322)	(26)
Cash flows provided by financing activities
Issuance of common shares from private placement, net of issuance cost	1,891	—	8,285
Issuance of common shares from public offering, net of issuance cost	—	57,253	(211)
Payment of issuance costs in connection with public offering	(53)	—	—
Cash received from the issuance of promissory notes	2,362	—	—
Principal payments on notes payable	(3,361)	(5,524)	(3,190)
Net cash provided by financing activities	839	51,729	4,884

	For the Years Ended December 31,
	2014	2013	2012
Effect of exchange rate changes on cash and cash equivalents	(16)	(83)	289
Net (decrease) increase in cash and cash equivalents	(10,716)	5,118	(13,689)
Cash and cash equivalents at beginning of period	14,839	9,721	23,410
Cash and cash equivalents at end of period	$4,123	$14,839	$9,721
Supplemental disclosures of cash flow information:
Cash paid for interest	$495	$884	$1,350
Cash paid for taxes	$—	$500	$—

	For the Years Ended December 31,
	2014	2013	2012
Supplemental disclosures of non-cash investing and financing activities:
Valuation of common share warrant liability upon issuance of warrants	$—	$1,572	$—
Reclassification of fair value of warrant liability to equity as a result of the amendment of the underlying common share purchase warrants	$834	$—	$—
Value of warrants issued in connection with promissory notes	$124	$—	$—
Valuation of stock-based compensation liability for stock options denominated in Canadian dollars	$—	$(163)	$—
Change in the fair value of stock-based compensation liability recorded to capital surplus	$180	$(39)	$—
Unrealized (gain) loss on securities available-for sale	$(1)	$1	$—
Deferred financing cost incurred but not yet paid	$—	$53	$725

The accompanying notes are an integral part of these audited consolidated financial statements.

Sophiris Bio Inc.

Notes to the Consolidated Financial Statements

1.	Nature of the business

Company

Sophiris Bio Inc., or the Company, or Sophiris, is a clinical-stage biopharmaceutical company currently developing PRX302 for treatment of the symptoms of benign prostatic hyperplasia, or BPH, commonly referred to as an enlarged prostate and for the treatment of localized low to intermediate risk prostate cancer. The Company is governed by the British Columbia Business Corporations Act. The Company’s operations were initially located in Vancouver, British Columbia until April 2011, when its core activities and headquarters relocated from Vancouver, British Columbia to San Diego, California.

The consolidated financial statements include the accounts of Sophiris Bio Inc. and its wholly-owned subsidiaries, Sophiris Bio Corp. and Sophiris Bio Holding Corp., both of which are incorporated in the State of Delaware.

Liquidity

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred significant operating losses since inception and has relied on its ability to fund its operations through private and public equity financings and a debt financing. For the year ended December 31, 2014 and 2013 the Company incurred a net loss of $30.7 million and $11.1 million, respectively, and used $26.2 million and $13.2 million of cash in operations, respectively. At December 31, 2014 and 2013, the Company had $22.7 million and $48.1 million, respectively, in cash, cash equivalents and securities available-for-sale. Any clinical development efforts beyond the Company’s ongoing Phase 3 clinical trial in BPH and its planned Phase 2 clinical trial in localized low to intermediate risk prostate cancer will require additional funding. The Company has historically financed its operations through public or private equity offerings, debt financings or strategic partnerships and alliances and licensing arrangements, as well as through interest income earned on cash balances. Subject to limited exceptions, the Company’s Oxford Finance LLC, or Oxford, Loan and Security Agreement prohibits the Company from incurring indebtedness without the prior written consent of Oxford. If the Company is unable to raise additional capital to fund its development program efforts beyond its ongoing Phase 3 clinical trial in BPH and its planned Phase 2 clinical trial in localized low to intermediate risk prostate cancer in sufficient amounts or on terms acceptable to it, the Company may have to significantly delay, scale back or discontinue the development or commercialization of PRX302.

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

2.	Recently adopted accounting pronouncements

On June 10, 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-10, “Development Stage Entities (Topic 915) – Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation,” which eliminates the concept of a development stage entity in its entirety from current accounting guidance and provides for certain amendments to the consolidation guidance in Topic 810 in the Accounting Standards Codification, or ASC. Prior to the issuance of this guidance the Company was considered a development stage entity and as a result the Company included certain inception-to-date disclosures in its financial statements. The guidance related to the elimination of the concept of a development stage entity is effective for public companies for annual reporting periods beginning after December 15, 2014, and interim periods therein. The amendment of the consolidation guidance in Topic 810 is effective for public companies for annual reporting periods beginning after December 15, 2015. Early adoption of the new standard was permitted. ASU No. 2014-10 was adopted by the Company during the year ended December 31, 2014. As such all inception-to-date disclosures have been removed from these consolidated financial statements.

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

Basis of presentation and use of estimates

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States or GAAP.

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

Foreign currency

Functional currency

Historically, the functional currency of Sophiris Bio Inc. had been the Canadian dollar. Subsequent to the completion of the Company’s initial public offering, or IPO, on the NASDAQ Global Market the Company reviewed the underlying indicators of the primary economic environment in which Sophiris Bio Inc. operates. Based upon this review, the Company determined that the functional currency of Sophiris Bio Inc. changed from the Canadian dollar to the U.S. dollar effective August 16, 2013, the date of the Company’s U.S. IPO.

Transactions and balances

Foreign currency transaction gains and losses are recognized as a component of other expense, net. The Company recorded foreign exchange transaction losses of $43,000, $269,000 and $105,000 for the years ended December 31, 2014, 2013, and 2012, respectively.

 Cash and cash equivalents

Cash equivalents are short-term, highly liquid investments with an original maturity of three months or less at the date of purchase.

Securities Available-for-Sale

Investments with an original maturity of more than three months when purchased have been classified by management as securities available-for-sale. Such investments are carried at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive gain (loss) in shareholders’ equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. The cost of investment securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. The cost of securities sold is based on the specific-identification method. The Company has classified all of its investment securities available-for-sale, including those with maturities beyond one year, as current assets on the consolidated balance sheets based on the highly liquid nature of the investment securities and because these investment securities are considered available for use in current operations.

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

The Company reviews its long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flow to the recorded value of the asset. If impairment is indicated, the asset will be written down to its estimated fair value on a discounted cash flow basis. The Company has not recognized any impairment losses through December 31, 2014.

Promissory notes

Promissory notes are recognized initially at fair value. Promissory notes are subsequently carried at amortized cost; any difference between the initial fair market value and the redemption value is recognized in the statement of operations and comprehensive loss over the period of the notes payable using the effective interest method.

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

Dividend Policy

The Company has never declared or paid any cash dividends on its capital shares. The Company intends to retain all available funds and any future earnings to support our operations and finance the growth and development of our business. We do not intend to pay cash dividends on our common shares for the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements, contractual restrictions, business prospects and other factors our board of directors may deem relevant. In addition, the terms of our existing debt facility prohibit us from paying dividends without the prior written consent of Oxford.

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

The Company accounts for stock options granted to non-employees, which is primarily consultants of the Company, using the fair value approach. Stock options granted to non-employees are subject to revaluation each reporting period over their vesting terms.

Prior to the Company’s IPO, the Company had issued its stock options with a Canadian dollar denominated exercise price. Subsequent to the Company’s IPO, the Company issues its stock options with a U.S. dollar denominated exercise price.

Effective November 13, 2013, the Company voluntarily delisted from the Toronto Stock Exchange, or TSX. As a result of the delisting from the TSX and the change in the Company’s functional currency to the U.S. dollar, the stock options granted with exercise prices denominated in Canadian dollars are now considered dual indexed as defined in ASC 718, “Compensation, Stock Compensation”. As a result, the Company is required to account for these stock options as a liability. Historically these options had been accounted for as equity. The estimated fair value is determined using the Black-Scholes pricing model based on the estimated value of the underlying common shares at the valuation measurement date, the remaining service period of the stock options, risk-free interest rates, expected dividends and expected volatility of the price of the underlying common shares. As of November 13, 2013, the Company calculated the initial fair value of the vested awards of $163,000. This fair value was initially recorded as a deduction from Contributed Surplus. At each reporting period subsequent to November 13, 2013, the Company adjusts the fair value of the stock-based compensation liability and any corresponding increase or decrease to the stock-based compensation liability will be recorded as an adjustment to Contributed Surplus and/or compensation expense on the consolidated statement of operations and comprehensive loss but in no case will the amount of stock-based compensation expense be less than the original grant date fair value of the stock options.

The fair value of the stock-based compensation liability was $22,000 and $202,000 at December 31, 2014 and December 31, 2013, respectively. As the calculated fair value of the stock options at December 31, 2014 was less than the original grant date fair value no additional compensation expense was recorded in the consolidated statement of operations and comprehensive loss. The change in the fair value of the stock-based compensation liability of $180,000 for the year ended December 31, 2014 was recorded as an adjustment to Contributed Surplus.

Common share purchase warrants with exercise prices denominated in Canadian Dollars

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

The change in the functional currency of Sophiris Bio Inc. to the U.S. dollar effective August 16, 2013 effects how the Company accounts for its previously issued warrants which have exercise prices denominated in Canadian dollars, a currency that is not the Company’s functional currency. Upon the change in functional currency, the Company calculated the fair value of its warrants with exercise prices in Canadian dollars as $1.6 million utilizing the Black Scholes pricing model and classified this fair value as a long-term liability in accordance with ASC, 815, “Derivatives and Hedging”. The initial fair value of $1.6 million was deducted from the original fair value calculated on the issuance date of the warrants. The issuance date fair value in excess of the $1.6 million was reclassified to Contributed Surplus. At each reporting period subsequent to August 16, 2013, the Company adjusts the fair value of the warrant liability and any corresponding increase or decrease to the warrant liability is recorded as a component of other income (expense) on the consolidated statement of operations and comprehensive loss. The estimated fair value is determined using the Black-Scholes option-pricing model based on the estimated value of the underlying common shares at the valuation measurement date, the remaining contractual term of the warrants, risk-free interest rates, expected dividends and expected volatility of the price of the underlying common shares.

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

(i)

the amendment of the exercise price and number of shares underlying each of the outstanding common share purchase warrants to reflect the 52-for-1 share consolidation effected by the Company on August 9, 2013; and

(ii)

the amendment of the existing exercise price which was denominated in Canadian dollars to be restated into U.S. dollars. The agreement stipulates that the conversion of the exercise price will be completed utilizing the exchange rate in effect on the date of the issuance of each warrant.

As a result of the conversion of the exercise prices from Canadian dollars to U.S. dollars, the Company is no longer required to revalue the fair value of these warrants subsequent to their amendment. Upon the amendment of these common share purchase warrants the Company calculated a fair value on the date of their amendments using the Black-Scholes valuation model. As a result the Company recorded a $4,000 loss in its statement of operations and comprehensive loss which represents the change in the fair value of the common share purchase warrants from January 1, 2014 to the date of their amendments. The Company then reclassified the fair value as of the date of their amendments of $0.8 million for the amended common share purchase warrants from warrant liability to contributed surplus.

The Company continues to revalue at each reporting period 122,670 common share purchase warrants which continue to have exercise prices denominated in Canadian dollars. These warrants will expire on March 16, 2015 and have an exercise price of CND $33.80.

At December 31, 2014 and 2013 the warrant liability was revalued at $0 and $0.9 million, respectively and a gain of $49,000 and $0.7 million, respectively was recorded in gain on revaluation of warrant liability in the consolidated statement of operations and comprehensive loss. The amounts utilized to calculate the fair value of the warrant liability at December 31, 2014 and 2013 are included in Note 6.

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

Segment reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or CODM. The Company’s Chief Executive Officer serves as its CODM. The Company views its operations and manages its business as one segment operating primarily in the United States. As of December 31, 2014, all of the Company’s assets were located in the United States of America with the exception of $0.1 million of cash and cash equivalents and $32,000 of other assets which were located in Canada. All of the Company’s property and equipment was located within the United States as of December 31, 2014.

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

The following table presents the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	For the Years ended December 31,
	2014	2013	2012
Net loss per share:
Net loss	$(30,712)	$(11,149)	$(21,194)
Weighted-average common shares – basic and diluted	16,586	8,029	3,054
Net loss per share – basic and diluted per share	$(1.85)	$(1.39)	$(6.94)

The following dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding as of the year ended December 31, 2014, 2013 and 2012 as the Company recorded a net loss in all periods and, therefore, they would be anti-dilutive (in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Options to purchase common shares	1,378	1,362	241
Common share purchase warrants	1,001	919	919

5.	Securities Available-for-Sale

Securities available-for-sale consisted of the following as of December 31, 2014 (in thousands):

	December 31, 2014
	Amortized	Unrealized		Estimated
	Cost	Gain	Loss	Fair Value
Commercial paper	$9,098	$—	$—	$9,098
U.S. government sponsored enterprise securities	6,308	—	—	6,308
Corporate debt securities	3,166	—	—	3,166
	$18,572	$—	$—	$18,572

The amortized cost and estimated fair value of the Company securities available-for-sale by contractual maturity as of December 31, 2014 are shown below (in thousands):

	December 31, 2014
	Amortized	Unrealized		Estimated
	Cost	Gain	Loss	Fair Value
Within one year	$18,572	$—	$—	$18,572
After one year	—	—	—	—
	$18,572	$—	$—	$18,572

Securities available-for-sale consisted of the following as of December 31, 2013 (in thousands):

	December 31, 2013
	Amortized	Unrealized		Estimated
	Cost	Gain	Loss	Fair Value
Commercial paper	$9,798	$—	$—	$9,798
U.S. government sponsored enterprise securities	17,007	2	(4)	17,005
Corporate debt securities	6,506	2	(1)	6,507
	$33,311	$4	$(5)	$33,310

The amortized cost and estimated fair value of the Company securities available-for-sale by contractual maturity as of December 31, 2013 are shown below (in thousands):

	December 31, 2013
	Amortized	Unrealized		Estimated
	Cost	Gain	Loss	Fair Value
Within one year	$30,430	$2	$(4)	$30,428
After one year	2,881	2	(1)	2,882
	$33,311	$4	$(5)	$33,310

As of December 31, 2014, the Company performed a review of all of the securities in its portfolio with an unrealized loss position to determine if any other-than-temporary impairments were required to be recorded. Factors considered in the Company’s assessment included, but were not limited to the following: the Company’s ability and intent to hold the security until maturity; the number of months until the security’s maturity, the number of quarters that each security has been in an unrealized loss position, ratings assigned to each security by independent rating agencies, the magnitude of the unrealized loss compared to the face value of the security and other market conditions. No other-than-temporary impairments were identified as of December 31, 2014 related to securities currently in the Company’s portfolio.

6.	Fair value measurement and financial instruments

As of December 31, 2014, the Company has $22.0 million of securities consisting of money market funds, commercial paper, U.S. government sponsored enterprise securities and corporate debt securities with maturities that range from 1 day to 9 months with an overall average time to maturity of 2.9 months. The Company has the ability to liquidate these investments without restriction. The Company determines fair value for securities with Level 1 inputs through quoted market prices. The Company determines fair value for securities with Level 2 inputs through broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. The Company’s Level 2 securities have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, typically utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, and other industry and economic events. The Company’s Level 3 inputs are unobservable inputs based on the Company’s assessment that market participants would use in pricing the instruments.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis for the periods presented (in thousands):

	December 31, 2014	Level 1	Level 2	Level 3
Assets:
Money market funds	$99	$99	$—	$—
Commercial paper	12,398	—	12,398	—
U.S. government sponsored enterprise securities	6,308	—	6,308	—
Corporate debt securities	3,166	—	3,166	—
Total assets	$21,971	$99	$21,872	$—
Liabilities:
Warrant liability	$—	$—	$—	$—
Stock-based compensation liability	22	—	—	22
Total liabilities	$22	$—	$—	$22

	December 31, 2013	Level 1	Level 2	Level 3
Assets:
Money market funds	$55	$55	$—	$—
Commercial paper	23,570	—	23,570	—
U.S. government sponsored enterprise securities	17,005	—	17,005	—
Corporate debt securities	6,507	—	6,507	—
Total assets	$47,137	$55	$47,082	$—
Liabilities:
Warrant liability	$883	$—	$—	$883
Stock-based compensation liability	202	—	—	202
Total liabilities	$1,085	$—	$—	$1,085

The Company calculates the fair value of the common share warrants with exercise prices denominated in Canadian dollars (level 3) at each reporting date utilizing a Black-Scholes pricing model. The following inputs were utilized in the Black-Scholes pricing model at December 31, 2014 and December 31, 2013:

	December 31,
	2014	2013
Stock price at the end of each reporting period	$0.54	$3.70
Weighted average exercise price	$29.14	$25.45
Risk-free interest rate	0.25%	0.62%
Volatility	425.17%	115.09%
Dividend yield	0.00%	0.00%
Expected life in years	0.21	2.51
Calculated fair value per common share purchase warrant	$—	$0.96

 The following table presents a reconciliation of the warrant liability measured at fair value using unobservable inputs (Level 3) (in thousands):

	For the Years Ended December 31,
	2014	2013
Liabilities:
Balance at beginning of period:	$883	$—
Calculation of initial warrant liability fair value	—	1,572
Reclassification of fair value of warrant liability to equity as a result of the amendment to convert the exercise price of certain warrants from Canadian dollars to U.S. dollars of the underlying common share purchase warrants	(834)	—
Change in fair value of warrant liability included in other expense, net	(49)	(689)
Balance at end of period:	$—	$883

The common share purchase warrants with exercise prices denominated in Canadian dollars will expire in March 2015. Subsequent to the common share purchase warrants expiration the Company will not be required to remeasure the fair value of the warrants.

The Company calculates the fair value of the stock-based compensation liability for those stock options with exercise prices denominated in Canadian Dollars (level 3) at each reporting period utilizing a Black-Scholes pricing model. The following inputs were utilized in the Black-Scholes pricing model at December 31, 2014 and December 31, 2013:

	December 31,
	2014	2013
Stock price at the end of each reporting period	$0.54	$3.70
Weighted average exercise price	$15.83	$17.66
Risk-free interest rate	0.88%	1.00%
Volatility	138.38%	94.53%
Dividend yield	0.00%	0.00%
Expected life in years	2.49	3.42
Calculated fair value per stock option	$0.10	$1.17

The following table presents a reconciliation of the stock-based compensation liability measured at fair value using unobservable inputs (Level 3) (in thousands):

	For the Years Ended December 31,
	2014	2013
Liabilities:
Balance at beginning of period	$202	$—
Calculation of initial stock-based compensation liability fair value		163
Change in fair value of stock-based compensation liability recorded as an adjustment to contributed surplus	(180)	39
Balance at end of period:	$22	$202

The Company recognizes transfers into and out of levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstances that caused the transfer occurs. There were no transfers of assets or liabilities between the fair value measurement classifications.

7.     Prepaid expenses

Prepaid expenses as of December 31, 2014 and 2013 consisted of the following (in thousands):

	December 31,
	2014	2013
Prepaid insurance	$280	$292
Prepaid research and development expenses	2,506	3,218
Other prepaid expenses	39	88
	$2,825	$3,598

As of December 31, 2014 and 2103, prepaid research and development expenses includes $2.5 million and $2.7 million, respectively for upfront fees paid to our primary clinical research organization assisting with our clinical trials. The upfront fees will be relieved in future periods based upon work completed.

8.	Property and equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2014	2013
Equipment	$5	$7
Computer hardware and software	46	44
Leasehold improvements	155	155
Furniture and fixtures	72	72

	278	278
Less: accumulated depreciation	(242)	(200)
	$36	$78

Depreciation expense was $47,000, $84,000 and $82,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

9.	Accrued expenses

Accrued expenses as of December 31, 2014 and December 31, 2013 consisted of the following (in thousands):

	December 31,
	2014	2013
Accrued personnel related costs	$846	$1,063
Accrued interest	48	50
Accrued research and development expenses	1,279	713
Other accrued expenses	134	355
	$2,307	$2,181

10.	Promissory notes

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

On June 30, 2014, we entered into a new Loan and Security Agreement, or the New Loan, with Oxford. Under the New Loan, Oxford has loaned a principal amount of $6.0 million to the Company to refinance the Company’s existing Original Loan with Oxford and to provide additional working capital.

The principal amount was used by us to settle approximately $2.9 million of outstanding principal on the Company’s Original Loan, to settle accrued interest on such existing term loan, to settle other fees and expenses, including $0.7 million for a final payment due under the Original Loan, and the remaining cash proceeds of approximately $2.4 million will be used for general corporate purposes.

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

 Pursuant to the New Loan, on June 30, 2014, the Company issued to Oxford warrants to purchase an aggregate of up to 82,192 of the Company’s common shares at an exercise price of $2.19 per share. The warrants expire seven years from the date of the grant. The fair value of $0.1 million for this equity component was derived using the Black-Scholes pricing model utilizing the following inputs: risk-free interest rate – 2.1%, volatility – 72.1%, dividend yield – 0% and expected life in years – 7. The $6.0 million proceeds were allocated to equity and the debt based on their relative fair values. The debt discount will be amortized to interest expense over the life of the debt. Interest on the term loan, consisting of the stated interest rate, final payment fee and amortization of the discount, is being recognized under the effective interest method.

In connection with the New Loan, the Company and its subsidiaries granted to Oxford a security interest in all of the Company’s and its subsidiaries’ personal property now owned or hereafter acquired, excluding intellectual property and certain other assets. Oxford has the right to declare a default under the New Loan upon the occurrence of a material adverse change as that is defined under the New Loan, thereby requiring the Company to repay the loan immediately or to attempt to reverse the declaration of default through negotiation or litigation. As of December 31, 2014, the Company was in compliance with all material covenants under the credit facility.

As of December 31, 2014, the future contractual principal and final fee payments on our debt obligation are as follows (in thousands):

Year 1	$735
Year 2	1,887
Year 3	2,074
Year 4	1,604
Total	$6,300

The following table summarizes interest expense (in thousands) for the periods presented:

	For the Years Ended December 31,
	2014	2013	2012
Stated interest	$500	$840	$1,325
Amortization of debt discount	188	380	509
Amortization of promissory notes issuance costs	38	108	155
	$726	$1,328	$1,989

The Company calculated the fair value of the secured promissory notes as $5.9 million (Level 3) as of December 31, 2014. The fair value of long-term debt is based on the net present value of calculated interest and principal payments, using an interest rate of 9.5%, which takes into consideration the financial position of the Company and the recent interest rate environment for new debt issuances for comparable companies. The fair value of this equity component was derived using the Black-Scholes valuation model. The Company calculated the promissory notes’ fair value by allocating to equity and the debt based on their respective fair values.

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

Under the Purchase Agreement, on any trading day on which the closing sale price of the Company’s common shares exceeds $2.00, the Company has the right, in its sole discretion, to present Aspire Capital with a purchase notice, directing Aspire Capital (as principal) to purchase up to 100,000 of the Company’s common shares, per trading day, provided that the aggregate price of each such purchase shall not exceed $1,000,000 per trading day. The Company can direct Aspire Capital to purchase an additional $13 million of the Company’s common shares over the remaining 23 months of the Purchase Agreement. Future purchases under the Purchase Agreement will be at a per share price equal to the lesser of:

• the lowest sale price of the Company’s common shares on the purchase date; or
• the arithmetic average of the three lowest closing sale prices for the Company’s common shares during the ten consecutive trading days ending on the trading day immediately preceding the purchase date.

Other than the initial purchase completed under the Purchase Agreement, there were no sales of common shares to Aspire Capital from May 16, 2014 through December 31, 2014. As of December 31, 2014 our stock price has been below the $2.00 floor price included in the Aspire Capital agreement and therefore as of December 31, 2014 we were unable to sell shares to Aspire Capital.

Authorized

As of December 31, 2014 and 2013, the Company had unlimited shares of no par common shares authorized. There were 16.8 million and 16.1 million common shares issued and outstanding as of December 31, 2014 and 2013, respectively.

Initial Public Offering

On August 23, 2013, the Company completed a U.S. public offering whereby the Company issued 13,000,000 common shares at a price of $5.00 per share. The Company received $57.0 million, net of underwriters’ discounts commissions and offering cost.

Shares reserved for future issuance

The shares reserved for future issuance as of December 31, 2014, 2013 and 2012 consisted of the following (in thousands):

	December 31,
	2014	2013	2012
Common share purchase warrants	1,001	919	919
Stock options
Granted and outstanding	1,378	1,362	241
Reserved for future grants	306	253	74
	2,685	2,534	1,234

12.	Common share purchase warrants

At December 31, 2014 and 2013 there were 1,001,000 and 919,000 common share purchase warrants outstanding at a weighted average exercise price of U.S.$24.17 and CND$27.07, respectively. For the year ended December 31, 2014 the total amounts for common share purchase warrants outstanding includes common share purchase warrants with exercise prices denominated in Canadian dollars and U.S. Dollars and the Canadian dollar amounts have been converted to U.S. dollars for purposes of the weighted average exercise price calculation utilizing a conversion rate as of December 31, 2014.

The following table summarizes the expiration dates for the Company’s outstanding common share purchase warrants as of December 31, 2014 (in thousands):

Number of warrants outstanding	Expiration date
123	March 16, 2015
289	November 19, 2015
240	December 28, 2016
240	March 28, 2017
27	July 15, 2018
82	June 30, 2021
1,001

The Company has recorded a $0.9 million liability at December 31, 2013 associated with the fair value of the Company’s common share purchase warrants. See Note 3 and Note 6.

13.	Stock-based compensation plan

Equity awards

The Company’s Amended and Restated 2011 Stock Option plan (the “Plan”) provides for the granting of options for the purchase of common shares of the Company at the fair value of the Company’s common shares on the date of the option grant. Options are granted to employees, directors and non-employees. The board of directors or a committee appointed by the board of directors administers the Plan and has discretion as to the number, vesting period and expiry date of each option award. Historically the Company granted options with an exercise price denominated in Canadian dollars prior to the Company’s U.S. IPO. Following the Company’s U.S. IPO the Company has granted options with an exercise price denominated in U.S. dollars.

The Plan is based on a cumulative percentage of options issuable up to 10% of the Company’s outstanding common shares. As of December 31, 2014, 2013 and 2012, there were 306,137, 252,529 and 74,001 shares, respectively, available to be issued under the Plan.

During the year ended December 31, 2014, the Company issued options to purchase 86,788 common shares to its directors and employees. These options vest over a three year period for employees and over a one to three year period for directors. The contractual period for the granted options is five years.

No options to purchase common shares were granted to non-employees during the years ended December 31, 2014 and 2012. During the year ended December 31, 2013 the Company issued options to purchase 28,346 common shares to non-employees. The Company accounts for stock options granted to non-employees using the fair value approach. Stock options granted to non-employees are subject to revaluation at each reporting period over their vesting terms.

The Company recognized stock-based compensation expense as follows (in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Research and development	$650	$311	$148
General and administrative	1,441	863	528
Total	$2,091	$1,174	$676

As of December 31, 2014 there was $0.7 million of unrecognized compensation costs related to non-vested stock options. As of December 31, 2014 the Company expects to recognize those costs over weighted average periods of approximately 1.1 years.

The fair values of options granted during the year ended December 31, 2014, 2013 and 2012 were estimated at the date of grant using the following weighted-average assumptions:

	For the Years Ended December 31,
	2014	2013	2012
Expected Life of the Option Term (years)	3.7	3.9	3.9
Risk-free interest rate	1.2%	0.9%	1.2%
Dividend rate	0%	0%	0%
Volatility	76.2%	83.8%	73.9%
Forfeiture rate	5.3%	8.1%	9.0%

Expected Life of the Option Term – This is the period of time that the options granted are expected to remain unexercised. Options granted have a contractual term of five years. The Company estimates the expected life of the option term based on actual past behavior for similar options.

Risk-Free Interest Rate – This is the Canadian or the United States Treasury rates, as applicable, for the week of each option grant during the year having a term that most closely resembles the expected life of the option.

Dividend Rate – The Company has never declared or paid dividends on common shares and has no plans to do so in the foreseeable future.

Volatility – Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated or is expected to fluctuate during a period. The Company considered the historical volatility from our Canadian initial public offering through the dates of grants.

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

The following table summarizes stock option activity, including options issued to employees, directors and non-employees (in thousands, except per share and contractual term data):

	Options outstanding	Weighted average exercise price	Underlying Exercise Price Currency	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at January 1, 2012	191	$30.16	CND	3.2	$—
Options granted	102	16.12	CND
Options expired	(29)	37.44	CND
Options forfeited	(23)	25.48	CND
Outstanding at December 31, 2012	241	$23.92	CND	3.5	$—
Options granted	71	13.00	CND
Options granted	1,114	4.41	US
Options expired	(14)	41.02	CND
Options forfeited	(50)	27.83	CND
Outstanding at December 31, 2013	1,362	$7.10	US	4.5	$—
Options granted	87	2.57	US
Options expired	(5)	27.16	CND
Options forfeited	(12)	29.89	CND
Options forfeited	(54)	4.41	US
Outstanding at December 31, 2014	1,378	$6.65	US	3.6	$—
Vested or expected to vest at December 31, 2014	1,326	$6.26	US	3.6	$—
Exercisable at December 31, 2014	635	$7.48	US	3.5	$—

The total amounts for options outstanding, vested or expected to vest, and exercisable at December 31, 2014 include options with exercise prices denominated in Canadian dollars and U.S. Dollars and the Canadian dollar amounts have been converted to U.S. dollars for purposes of the calculation.

The weighted average fair value of options granted during the years ended December 31, 2014, 2013, and 2012 was approximately $1.41, $2.86, and $8.84, respectively.

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

	Milestone Payments Involving Performance of Company Obligations (in millions)	Milestone Payments Not Involving Performance of Company Obligations (in millions)
Milestones by Indication
BPH	—	$12
Prostate cancer	—	$21
Prostatitis and other diseases of the prostate	—	$21
Milestones Not Associated with an Indication
Gross sale targets	—	$8
Regulatory approvals	$5	—

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

PRX302 License Agreement for Prostate Cancer

In 2004, we licensed exclusive rights to PRX302 for the treatment of prostate cancer under an agreement with UVIC and Johns Hopkins. We have agreed to make cumulative milestone payments over the lifecycle of PRX302 of up to CND$3.6 million on the achievement of certain clinical and regulatory milestones and to pay royalties on commercial sales of resulting products. From the inception of the agreement we have paid milestone payments of CND$0.1 million. We have to date completed two clinical trials in patients with prostate cancer.

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

The component of the loss before provision for income taxes were as follows (in thousands):

	For the Years Ended December 31,
	2014	2013
United States	$(2,147)	$(1,422)
Canada	(28,565)	(9,227)
	$(30,712)	$(10,649)

The components of the provision for income taxes from continuing operations is as follows (in thousands):

	For the Years Ended December 31,
	2014	2013
Current Tax:
Canada	$—	$500
US	—	—
State	—	—
	$—	$500
Deferred Tax:
Canada	$—	$—
US	—	—
State	—	—
	—	—
	$—	$500

A reconciliation of income taxes to the amount computed by applying the statutory federal income tax rate to the net loss is as follows (in thousands, except income tax rates):

	For the Years Ended December 31,
	2014	2013
Combined federal and provincial income tax rates	26.00%	25.75%
Income tax benefit at statutory rates	$(7,982)	$(2,742)
State income tax, net of federal benefit	(88)	(67)
Permanent items	34	65
Tax credits	(1,007)	(681)
Non-deductible stock-based compensation	253	91
Foreign accrual property income	67	63
Foreign withholding tax	—	500
Expired NOLs	299	120
Return to provision true up	83	—
Rate differential	(229)	(116)
Rate change	—	(739)
Other	152	(61)
Revaluation of warrant liability	(13)	(176)
CTA	2,028	1,629
Change in valuation allowance	6,403	2,614
Income tax expense	$—	$500

Significant components of the Company’s deferred tax assets as of December 31, 2014 and 2013 are shown below (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards (non-capital losses)	$24,617	$17,974
Scientific research and development	2,294	2,494
Tax credits	4,151	3,646
Stock based compensation	1,148	602
Other, net	367	863
Share issue costs	1,162	1,728
Total deferred tax assets, net, before valuation allowance	33,739	27,307
Valuation allowance	(33,739)	(27,307)
Net deferred tax assets	$—	$—

Due to the operating losses since inception, a valuation allowance has been recognized to offset net deferred assets as realization of such deferred tax assets is not more likely than not. During the years ended December 31, 2014 and 2013, the valuation allowance on the deferred tax assets increased by $6.4 million and $5.1 million, respectively.

At December 31, 2014, the Company has tax losses for income tax purposes in Canada and in the United States which may be used to reduce taxable income. The income tax benefit, if any, of these losses has not been recorded due to the uncertainty of its recovery. Based upon statute, losses are expected to expire as follows (in thousands):

Expiration date	Canada	U.S. Federal	Total
2015	$3,121	$—	$3,121
2026	3,099	—	3,099
2027	4,578	—	4,578
2028	5,209	—	5,209
2029	4,152	—	4,152
2030	3,819	—	3,819
2031	11,186	—	11,186
2032	16,810	—	16,810
2033	12,529	—	12,529
2034	29,893	182	30,075
	$94,396	$182	$94,578

In addition, the Company has $0.2 million of U.S. state net operating loss carryforwards which begin to expire in 2034.

At December 31, 2014, the Company had investment tax credits in Canada and research and development tax credits in the United States that expire as follows (in thousands).

Expiration date	Canada	U.S. Federal	Total
2015	$28	$—	$28
2016	72	—	72
2017	128	—	128
2018	183	—	183
2019	177	—	177
2020	37	—	37
2021	8	—	8
2023	30	—	30
2024	102	—	102
2025	216	—	216
2026	209	—	209
2027	326	—	326
2028	409	—	409
2029	517	—	517
2030	161	—	161
2031	24	56	80
2032	—	335	335
2033	—	249	249
2034	—	908	908
	$2,627	$1,548	$4,175

In addition, the Company has $0.5 million of California research and development tax credits which carry forward indefinitely as well as foreign tax credits in Canada of $0.2 million that begin to expire in 2023.

The Company’s Canadian tax years are subject to inspection from 2009 forward. The Company’s United States Federal and California 2011 tax returns are subject to examination by taxing authorities.

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

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. For the years ended December 31, 2014 and 2013, we have not recognized any interest or penalties related to income taxes.

In 2011, the Company adopted the recognition and measurement principals under ASC740, “Income Taxes” (ASC740) regarding the recognition of tax benefits. In accordance with ASC740, tax benefits are only recognized when a position is more likely than not of being sustained. Tax benefits are then measured using a cumulative benefit approach whereby the largest amount of tax benefit that is more likely than not of being sustained is recognized. The Company has no unrecognized benefits recorded as of December 31, 2014 and 2013.

The American Taxpayer Relief Act of 2012 was enacted into law on January 2, 2013. The change in tax law, which reinstated the United States federal research and development tax credit retroactively from January 1, 2012 through December 31, 2013. The retroactive impact related to 2012 was treated as a discrete tax item during the first quarter of 2013.

16.	Commitments and contingencies

Operating leases

The Company leases a facility, comprising the Company’s headquarters, located in San Diego, California under a non-cancelable lease. During September 2013, the Company exercised the first of two 3-year lease extensions on its headquarters in San Diego, California. As a result of this extension, the expiration date for the Company’s headquarters was extended from May 2014 to May 2017. The rent on the Company’s headquarters is currently $8,729 per month.

Total rent expense under operating leases was $0.1 million, $0.1 million and $0.2 million for the year ended December 31, 2014, 2013 and 2012, respectively.

Future minimum lease payments under non-cancelable operating leases at December 31, 2014 are as follows (in thousands):

Future rent payments
2015	$119
2016	119
2017	51
Total	$289

License agreements

The Company has license agreements with third parties that require the Company to make annual license maintenance payments and contingent future payments upon the success of licensed products that include milestone and/or royalties. Minimum future payments over the next five years are not material.

Purchase commitments

The Company is required to schedule its manufacturing activities in advance. If the Company cancels any of these scheduled activities without proper notice the Company would be required to pay penalties equal to the cost of the originally scheduled activity. The Company estimates that the cost of these penalties would be approximately $0.1 million at December 31, 2014 if the Company cancels the scheduled activities. The amounts recorded under this manufacturing contract included in research and development was $3.4 million, $2.8 million and $4.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

17.	401(k) Plan

Effective July 2012, the Company established a deferred compensation plan (the “401(k) Plan”) pursuant to Section 401(k) of the Internal Revenue Code of 1986 where by all employees, subject to certain age requirement can contribute pretax earnings to the plan. The Company makes safe harbor contributions to the 401(k) Plan up to 4% of eligible compensation, subject to limitations under the Code. The Company’s total contributions to the 401(k) Plan were $0.1 million for each of the years ended December 31, 2014, 2013 and 2012.

18.	Subsequent Events

On January 29, 2015, the Company received a letter from the Listing Qualifications Department of The NASDAQ Stock Market, or NASDAQ, notifying the Company that the consolidated closing bid price of the Company’s common stock had been below $1.00 per share for 30 consecutive business days and that the Company was therefore not in compliance with the minimum bid price requirement for continued listing on The NASDAQ Global Market, as set forth in Marketplace Rule 5450(a)(1). The notification from NASDAQ does not have an immediate effect on the listing of the Company’s common stock and the Company’s common stock will continue to trade on The NASDAQ Global Market under the symbol "SPHS".

NASDAQ stated in its January 29th letter that, in accordance with Marketplace Rule 5810(c)(3)(A), the Company has been provided a grace period of 180 calendar days, or until July 28, 2015, to regain compliance with the minimum consolidated closing bid price requirement for continued listing. Compliance will be regained if the Company’s consolidated closing bid price is at or above $1.00 for at least 10 consecutive trading days anytime during the 180-day grace period.

The Company is considering actions that it may take in response to this notification in order to regain compliance with the continued listing requirements.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As of December 31, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2014.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive and financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

As of December 31, 2014, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2014, our internal control over financial reporting was effective based on those criteria. We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

Part III.

Certain information required by Part III of this Annual Report on Form 10-K is omitted from this report because the registrant will file a definitive Proxy Statement within 120 days after the end of its fiscal year pursuant to Regulation 14A for its 2015 Annual Meeting of Stockholders to be held within 180 days of December 31, 2014, referred to as the Proxy Statement, and the information included therein is incorporated herein by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the information from the Proxy Statement under the sections entitled “Election of Directors” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

Part IV.

Item 15.	Exhibits, Financial Statements and Schedules

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

Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

4.5	Common Share Purchase Warrant Issued to Oxford Finance LLC	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

4.6	Common Share Purchase Warrant Issued to Oxford Finance LLC	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

4.7	Registration Rights Agreement by and between the Company, Warburg Pincus Private Equity X, L.P. and Warburg Pincus X Partners, L.P., dated November 19, 2010	Incorporated by reference to the Amendment No. 5 to the Registrant’s Form S-1/A (SEC File No. 333-186724) filed on August 2, 2013.

4.8	Omnibus Amendment to Warrants to Purchase Common Shares dated January 31, 2014, 2014 by and between the Company and Warburg Pincus Private Equity X, L.P. and Warburg Pincus X Partners, L.P	Incorporated by reference to the Current Report on Form 8-K February 6, 2014.

4.9	Omnibus Amendment to Warrants to Purchase Common Shares dated February 14, 2014 by and between the Company and Oxford Finance LLC	Incorporated by reference to the Current Report on Form 8-K filed on February 18, 2014.

4.10	Common Share Purchase Warrant Issued to Oxford Finance LLC dated June 30, 2014	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 7, 2014.

4.11	Common Share Purchase Warrant Issued to Oxford Finance LLC dated June 30, 2014	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 7, 2014.

4.12	Registration Rights Agreement by and between the Company and Aspire Capital Fund, LLC dated May 16, 2014.	Incorporated by reference to the Current Report on Form 8-K filed on May 19, 2014.

10.1	Amended and Restated 2011 Stock Option Plan	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

10.2+	Form of Option Certificate	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

10.3	Investment Letter Agreement by and between the Company and Oxford Finance LLC, dated July 15, 2011	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

10.4+	Form of Indemnification Agreement by and between the Company and each of its directors	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

10.5+	Employment Agreement by and between Sophiris Bio Corp. and Allison Hulme, Ph.D., dated March 31, 2011	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

10.6+	Employment Agreement between Sophiris Bio Corp. and Randall E. Woods, dated August 16, 2012	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

10.7+	Employment Agreement between Sophiris Bio Corp. and Peter Slover, dated March 19, 2012	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

10.8*	Exclusive License Agreement effective September 30, 2004 by and among UVIC Industry Partnerships Inc., The Johns Hopkins University and the Company	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

10.9	Amendment to Exclusive License Agreement by and among UVIC Industry Partnerships Inc., The Johns Hopkins University and the Company, dated January 10, 2005	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

10.10*	Exclusive License Agreement effective October 16, 2009 by and among UVIC Industry Partnerships Inc., The Johns Hopkins University and the Company	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

10.11*	Exclusive License Agreement by and between the Company and Kissei Pharmaceuticals Co., Ltd., dated April 28, 2010	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

10.12

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

10.13

Exclusive License Amending Agreement by and among UVIC Industry Partnerships Inc., The Johns Hopkins University and the Company, dated July 1, 2010, with respect to the Exclusive License Agreement effective October 16, 2009 by and among UVIC Industry Partnerships Inc., The Johns Hopkins University and the Company

Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

10.14	Standard Lease by and between Allison-Zongker, L.P. and the Company, dated April 15, 2011	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

10.15	First Amendment to that Certain Lease Agreement dated April 15, 2011 by and between Allison-Zongker, L.P. and the Company, effective April 2, 2012	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

10.16	Indemnification Letter Agreement by and between the Company, Warburg Pincus Private Equity X, L.P. and Warburg Pincus X Partners, L.P., dated November 19, 2010	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

10.17*	Technology Transfer and Supply Agreement by and between Boehringer Ingelheim RCV GmbH & Co KG and the Company, dated June 29, 2012	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

10.18	Non-employee Director Compensation Program	Incorporated by reference to the Current Report on Form 8-K filed on October 31, 2013.

10.19	Agreement Respecting Intellectual Property by and between the Company and Dr. J. Thomas Buckley, dated February 12, 2003, as amended by the Amendment Agreement dated May 5, 2004	Incorporated by reference to the Amendment No. 4 to the Registrant’s Form S-1/A (SEC File No. 333-186724) filed on July 15, 2013.

10.20	Common Stock Purchase Agreement by and between the Company and Aspire Capital Fund, LLC, dated May 16, 2014	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 19, 2014.

10.21	Loan and Security Agreement by and between the Company and Oxford Finance LLC, dated June 30, 2014	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 7, 2014.

10.22+	Officer Change in Control Severance Benefit Agreement by and between Randall E. Woods and the Company	Incorporated by reference to the Quarterly Report on Form 10-Q filed on November 12, 2014.

10.23+	Officer Change in Control Severance Benefit Agreement by and between Allison Hulme and the Company	Incorporated by reference to the Quarterly Report on Form 10-Q filed on November 12, 2014.

10.24+	Officer Change in Control Severance Benefit Agreement by and between Peter T. Slover and the Company	Incorporated by reference to the Quarterly Report on Form 10-Q filed on November 12, 2014.

23.1	Consent of Independent Registered Public Accounting Firm	Attached hereto

24.1	Power of Attorney (included on signature page)	Attached hereto

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended	Attached hereto.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended	Attached hereto.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached hereto.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached hereto.

101.INS**	XBRL Instance Document	Attached hereto.

101.SCH**	XBRL Taxonomy Extension Schema Document	Attached hereto.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	Attached hereto.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	Attached hereto.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	Attached hereto.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	Attached hereto.

+	Indicates management contract or compensatory plan.
*	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
**

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on the 10th  day of March, 2015.

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

Signature	Title	Date

/s/ Randall E. Woods	Chief Executive Officer, President and Director	March 10, 2015
Randall E. Woods	(Principal Executive Officer)

/s/ Peter T. Slover	Chief Financial Officer	March 10, 2015
Peter T. Slover	(Principal Financial Officer and Principal Accounting Officer )

/s/ Lars Ekman, M.D., Ph.D.	Executive Chairman and Director	March 10, 2015
Lars Ekman, M.D., Ph.D.

/s/ John Geltosky, Ph.D.	Director	March 10, 2015
John Geltosky, Ph.D.

/s/ Jim Heppell	Director	March 10, 2015
Jim Heppell

/s/ Joseph Turner	Director	March 10, 2015
Joseph Turner

/s/ Gerald Proehl	Director	March 10, 2015
Gerald Proehl