Form 10-Q
period 2015-03-31
SOPHIRIS BIO INC.
filed 2015-05-13
CIK 1563855

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

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

As of May 1, 2015, the registrant had 16,844,736 common shares (no par value) outstanding.

SOPHIRIS BIO INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Sophiris Bio Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

(Unaudited)

	March 31,	December 31,
	2015	2014
Assets:
Current assets:
Cash and cash equivalents	$7,994	$4,123
Securities available-for-sale	9,048	18,572
Other receivables	16	16
Prepaid expenses	2,506	2,825
Total current assets	19,564	25,536
Property and equipment, net	31	36
Other long-term assets	19	19
Total assets	$19,614	$25,591
Liabilities and shareholders’ equity:
Current liabilities:
Accounts payable	$1,548	$2,633
Accrued expenses	1,459	2,307
Current portion of promissory notes	1,055	598
Total current liabilities	4,062	5,538
Long-term promissory notes	4,920	5,343
Stock-based compensation liability	33	22
Total liabilities	9,015	10,903
Commitments and contingencies
Shareholders’ equity:
Common shares, unlimited authorized shares, no par value; 16,844,736 shares issued and outstanding at March 31, 2015 and December 31, 2014	113,095	113,095
Contributed surplus	17,267	17,053
Accumulated other comprehensive gain	100	99
Accumulated deficit	(119,863)	(115,559)
Total shareholders’ equity	10,599	14,688
Total liabilities and shareholders’ equity	$19,614	$25,591

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sophiris Bio Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Operating expenses:
Research and development	$3,081	$6,830
General and administrative	1,048	1,451
Total operating expenses	4,129	8,281
Other income (expense):
Interest expense	(176)	(208)
Interest income	8	17
Gain on revaluation of warrant liability	—	29
Other expense	(7)	(17)
Total other expense	(175)	(179)
Net loss	$(4,304)	$(8,460)
Basic and diluted loss per share	$(0.26)	$(0.52)
Weighted average number of outstanding shares – basic and diluted	16,845	16,150
Other comprehensive income (loss):
Unrealized gain on securities available-for-sale	1	3
Total other comprehensive loss	$(4,303)	$(8,457)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 Sophiris Bio Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows used in operating activities
Net loss for the period	$(4,304)	$(8,460)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock-based compensation	227	609
Amortization of debt discount	34	68
Depreciation of property and equipment	5	21
Amortization of promissory note issuance costs	—	17
Amortization of discount on securities available-for-sale	2	17
Change in fair value warrant liability	—	(29)
Foreign exchange transaction loss	15	16
Other	1	2
Changes in operating assets and liabilities:
Other receivables	—	(5)
Prepaid expenses	319	(301)
Accounts payable	(1,094)	2,947
Accrued expenses	(849)	(1,036)
Net cash used in operating activities	(5,644)	(6,134)
Cash flows provided by (used in) investing activities
Maturities of securities available-for-sale	12,120	15,450
Purchases of securities available-for-sale	(2,598)	(3,799)
Net cash provided by investing activities	9,522	11,651
Cash flows used in financing activities
Payment of issuance costs in connection with public offering	—	(53)
Principal payments on promissory notes	—	(1,661)
Net cash used in financing activities	—	(1,714)
Effect of exchange rate changes on cash and cash equivalents	(7)	(10)
Net increase in cash and cash equivalents	3,871	3,793
Cash and cash equivalents at beginning of period	4,123	14,839
Cash and cash equivalents at end of period	$7,994	$18,632

Supplemental disclosures of non-cash investing and financing activities:
Reclassification of fair value of warrant liability to equity as a result of the amendment of the underlying common share purchase warrants	$—	$834
Change in the fair value of stock-based compensation liability recorded to contributed surplus	$11	$20

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

Liquidity

     The condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred significant operating losses since inception and has relied on its ability to fund its operations through private and public equity financings and debt financings. For the three months ended March 31, 2015 and 2014 the Company incurred a net loss of $4.3 million and $8.5 million, respectively, and used $5.6 million and $6.1 million of cash in operations, respectively. At March 31, 2015 and December 31, 2014, the Company had $17.0 million and $22.7 million, respectively, in cash, cash equivalents and securities available-for-sale. Any clinical development efforts beyond the Company’s ongoing Phase 3 clinical trial in BPH and its planned Phase 2a proof of concept clinical trial in localized low to intermediate risk prostate cancer will require additional funding. The Company has historically financed its operations through public or private equity offerings, debt financings or strategic partnerships and alliances and licensing arrangements, as well as through interest income earned on cash balances. Subject to limited exceptions, the Company’s Loan and Security Agreement with Oxford Finance LLC, or Oxford, prohibits the Company from incurring indebtedness without the prior written consent of Oxford. If the Company is unable to raise additional capital to fund its development program efforts beyond its ongoing Phase 3 clinical trial in BPH and its planned Phase 2a proof of concept clinical trial in localized low to intermediate risk prostate cancer in sufficient amounts or on terms acceptable to it, the Company may have to significantly delay, scale back or discontinue the development and commercialization of PRX302. The Company expects that its cash, cash equivalents and securities available-for-sale as of March 31, 2015 will be sufficient to fund its operations through the end of April 2016.

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

Basis of presentation and use of estimates

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States, or GAAP, for the interim financial information and the rules and regulations of the Securities and Exchange Commission, or SEC, related to quarterly reports on Form 10-Q. Accordingly, they do not include all of the information and disclosures required by GAAP for annual audited financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, or Annual Report, filed with the SEC on March 10, 2015 and the Company’s Current Report on Form 8-K on April 27, 2015. The accompanying year-end condensed balance sheet data was derived from the audited consolidated financial statements, but does not include all disclosures required by GAAP. In the opinion of management, these condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. The results of operations for the interim periods shown in this report are not necessarily indicative of the results that may be expected for any future period, including the full year.

GAAP requires the Company’s management to make estimates and judgments that may affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. The Company bases estimates and judgments on historical experience and on various other factors that it believes to be reasonable under the circumstances. The significant estimates in these condensed consolidated financial statements include stock-based compensation expense, warrant liability and accrued research and development expenses, including accruals related to the Company’s ongoing clinical trials. The Company’s actual results may differ from these estimates. The Company evaluates its estimates on an ongoing basis. Changes in estimates are reflected in reported results in the period in which they become known by the Company’s management.

 Foreign currency

Gains and losses resulting from foreign currency translation are recorded in accumulated other comprehensive gain (loss), which is a separate component of stockholders’ equity. Foreign currency transaction gains and losses are recognized as a component of other expense. The Company recorded foreign exchange transaction losses of $7,000 and $16,000 for the three months ended March 31, 2015 and 2014, respectively.

Cash and cash equivalents

Cash equivalents are short-term, highly liquid investments with an original maturity of three months or less at the date of purchase.

Securities Available-for-Sale

Investments with an original maturity of more than three months when purchased have been classified by management as securities available-for-sale. Such investments are carried at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive gain (loss) in shareholders’ equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. No other-than-temporary impairments were identified for the investment securities held by the Company as of March 31, 2015 or December 31, 2014. The cost of investment securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. The cost of securities sold is based on the specific-identification method. The Company has classified all of its investment securities as available-for-sale, including those with maturities beyond one year, as current assets on the consolidated balance sheets based on the highly liquid nature of the investment securities and because these investment securities are considered available for use in current operations.

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

The Company accounts for stock options granted to non-employees, which primarily consist of consultants of the Company, using the fair value approach. Stock options granted to non-employees are subject to revaluation each reporting period over their vesting terms.

Prior to the Company’s initial public offering, or IPO, the Company had issued its stock options with a Canadian dollar denominated exercise price. Subsequent to the Company’s IPO, the Company issues its stock options with a U.S. dollar denominated exercise price.

Effective November 13, 2013, the Company voluntarily delisted from the Toronto Stock Exchange, or TSX. As a result of the delisting from the TSX and the change in the Company’s functional currency to the U.S. dollar, the stock options granted with exercise prices denominated in Canadian dollars are considered dual indexed as defined in Accounting Standards Codification, or ASC, topic 718, “Compensation, Stock Compensation”. As a result, the Company is required to account for these stock options as a liability. Historically these options had been accounted for as equity. The estimated fair value is determined using the Black-Scholes pricing model based on the estimated value of the underlying common shares at the valuation measurement date, the remaining service period of the stock options, risk-free interest rates, expected dividends and expected volatility of the price of the underlying common shares. The fair value of the stock-based compensation liability was $33,000 at March 31, 2015. As the calculated fair value of the stock options at March 31, 2015 was less than the original grant date fair value no additional compensation expense was recorded in the consolidated statement of operations and comprehensive loss. The change in the fair value of the stock-based compensation liability of $11,000 and $20,000 for the three months ended March 31, 2015 and 2014, respectively, was recorded as an adjustment to Contributed Surplus.

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

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2014-09, “Revenue from Contracts with Customers”. This guidance is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. The Company will adopt this guidance on January 1, 2017. Companies may use either a full retrospective or a modified retrospective approach to adopt this guidance. The Company is evaluating which transition approach to use and its impact, if any, on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. The guidance outlines management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and provides guidance on the related footnote disclosure. The amendments are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is in the process of evaluating the impact of this guidance on its consolidated financial statement disclosures.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs”. The guidance requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt, consistent with the presentation of a debt discount. The guidance is effective for annual reporting periods beginning after December 15, 2015 and interim periods thereafter. Early adoption is permitted. The Company will adopt this guidance on January 1, 2016. The Company is in the process of evaluating the impact of this guidance on its consolidated financial statement disclosures.

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

The following diluted securities have been excluded from the computation of diluted weighted-average shares outstanding as of March 31, 2015 and 2014 as the Company recorded a net loss in all periods and therefore they would be anti-dilutive (in thousands):

	March 31, 2015	March 31, 2014
Options to purchase common shares	1,639	1,374
Common share purchase warrants	878	919

4.	Securities Available-for-Sale

      Securities available-for-sale consisted of the following as of March 31, 2015 (in thousands):

	March 31, 2015
	Amortized	Unrealized		Estimated
	Cost	Gain	Loss	Fair Value
Commercial paper	$2,599	$—	$—	$2,599
U.S. government sponsored enterprise securities	5,638	1	—	5,639
Corporate debt securities	810	—	—	810
	$9,047	$1	$—	$9,048

      The amortized cost and estimated fair value of the Company securities available-for-sale by contractual maturity as of March 31, 2015 are shown below (in thousands):

	March 31, 2015
	Amortized	Unrealized		Estimated
	Cost	Gain	Loss	Fair Value
Within one year	$9,047	$1	$—	$9,048
After one year	—	—	—	—
	$9,047	$1	$—	$9,048

      Securities available-for-sale consisted of the following as of December 31, 2014 (in thousands):

	December 31, 2014
	Amortized	Unrealized		Estimated
	Cost	Gain	Loss	Fair Value
Commercial paper	$9,098	$—	$—	$9,098
U.S. government sponsored enterprise securities	6,308	—	—	6,308
Corporate debt securities	3,166	—	—	3,166
	$18,572	$—	$—	$18,572

      The amortized cost and estimated fair value of the Company securities available-for-sale by contractual maturity as of December 31, 2014 are shown below (in thousands):

	December 31, 2014
	Amortized	Unrealized		Estimated
	Cost	Gain	Loss	Fair Value
Within one year	$18,572	$—	$—	$18,572
After one year	—	—	—	—
	$18,572	$—	$—	$18,572

5.	Fair value measurement and financial instruments

     As of March 31, 2015 the Company has $16.5 million of securities consisting of money market funds, commercial paper, U.S. government sponsored enterprise securities and corporate debt securities with maturities that range from one day to five months with an overall average time to maturity of 1.5 months. The Company has the ability to liquidate these investments without restriction. The Company determines fair value for securities with Level 1 inputs through quoted market prices. The Company determines fair value for securities with Level 2 inputs through broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. The Company’s Level 2 securities have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, typically utilizing third party pricing services or other observable market data. The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, and other industry and economic events. The Company’s Level 3 inputs are unobservable inputs based on the Company’s assessment that market participants would use in pricing the instruments.

  The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis for the periods presented (in thousands):

	March 31, 2015	Level 1	Level 2	Level 3
Assets:
Money market funds	$77	$77	$—	$—
Commercial paper	8,098	—	8,098	—
U.S. government sponsored enterprise securities	7,489	—	7,489	—
Corporate debt securities	810	—	810	—
Total assets	$16,474	$77	$16,397	$—
Liabilities:
Stock-based compensation liability	$33	—	—	$33
Total liabilities	$33	$—	$—	$33

	December 31, 2014	Level 1	Level 2	Level 3
Assets:
Money market funds	$99	$99	$—	$—
Commercial paper	12,398	—	12,398	—
U.S. government sponsored enterprise securities	6,308	—	6,308	—
Corporate debt securities	3,166	—	3,166	—
Total assets	$21,971	$99	$21,872	$—
Liabilities:
Stock-based compensation liability	$22	—	—	$22
Total liabilities	$22	$—	$—	$22

   The Company calculates the fair value of the stock-based compensation liability for those stock options with exercise prices denominated in Canadian Dollars (level 3) at each reporting period utilizing a Black-Scholes pricing model. The following inputs were utilized in the Black-Scholes pricing model:

	March 31, 2015	December 31, 2014
Stock price at the end of each reporting period	$0.58	$0.54
Weighted average exercise price	$14.50	$15.83
Risk-free interest rate	0.65%	0.88%
Volatility	152.21%	138.38%
Dividend yield	0.00%	0.00%
Expected life in years	2.25	2.49
Calculated fair value per stock option	$0.15	$0.10

   The following table presents a reconciliation of the stock-based compensation liability measured at fair value using unobservable inputs (Level 3) (in thousands):

Three Months Ended March 31, 2015
Liabilities:
Balance at beginning of period:	$22
Change in fair value of stock-based compensation liability recorded as an adjustment to contributed surplus	11
Balance at end of period:	$33

    The Company recognizes transfers into and out of levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstances that caused the transfer occurs. There were no transfers of assets or liabilities between the fair value measurement classifications.

6.	Prepaid expenses

    Prepaid expenses as of March 31, 2015 and December 31, 2014 consisted of the following (in thousands):

	March 31,	December 31,
	2015	2014
Prepaid insurance	$171	$280
Prepaid research and development expenses	2,265	2,506
Other prepaid expenses	70	39
	$2,506	$2,825

 As of March 31, 2015 and December 31, 2014, prepaid research and development expenses includes $2.2 million and $2.5 million, respectively for upfront fees paid to our clinical research organizations assisting with our on-going Phase 3 clinical trial. The upfront fees will be relieved in future periods based upon work completed.

7.	Accrued expenses

     Accrued expenses as of March 31, 2015 and December 31, 2014 consisted of the following (in thousands):

	March 31,	December 31,
	2015	2014
Accrued personnel related costs	$339	$846
Accrued interest	48	48
Accrued research and development expenses	933	1,279
Other accrued expenses	139	134
	$1,459	$2,307

8.	Promissory notes

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

    As of March 31, 2015, the Company was in compliance with all covenants under the loan.

      As of March 31, 2015, the future contractual principal and final fee payments on our debt obligation are as follows (in thousands):

Year 1	$1,190
Year 2	1,932
Year 3	2,124
Year 4	1,054
Total	$6,300

The following table summarizes interest expense (in thousands) for the periods presented:

	Three Months Ended March 31,
	2015	2014
Simple interest	$142	$123
Amortization of debt discount	34	68
Amortization of promissory notes issuance costs	-	17
	$176	$208

    The Company calculated the fair value of the secured promissory notes as $5.9 million (Level 3) as of March 31, 2015. The fair value of long-term debt is based on the net present value of calculated interest and principal payments, using an interest rate of 9.5%, which takes into consideration the financial position of the Company and the recent interest rate environment for new debt issuances for comparable companies. The fair value of this equity component was derived using the Black-Scholes valuation model. The Company calculated the promissory notes’ fair value by allocating to equity and the debt based on their respective fair values.

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

      Other than the initial purchase completed under the Purchase Agreement, there were no sales of common shares to Aspire Capital from May 16, 2014 through March 31, 2015. During the quarter ended March 31, 2015 our stock price has been below the $2.00 floor price and therefore as of March 31, 2015 we were unable to sell shares to Aspire Capital.

10.	Stock-based compensation plan

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

  The Company recognized stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Research and development	$82	$192
General and administrative	145	417
Total	$227	$609

  As of March 31, 2015 there was $0.6 million of total unrecognized compensation expense related to non-vested stock awards. As of March 31, 2015 the Company expects to recognize these costs over a weighted average period of approximately 1 year.

 The following table summarizes stock option activity, including options issued to employees, directors and non-employees (in thousands, except per share):

	Options outstanding	Weighted average exercise price	Currency
Outstanding at January 1, 2015	1,378	$6.65	US
Options granted	261	0.46	US
Outstanding at March 31, 2015	1,639	$5.68	US

  The total amounts of options outstanding at March 31, 2015 include options with exercise prices denominated in Canadian dollars and U.S. dollars. The Canadian dollar amounts have been converted to U.S. dollars for purposes of the weighted average exercise price calculation using the grant date exchange rate for each Canadian dollar denominated option.

  The fair values of options granted during the three months ended March 31, 2015 and 2014 were estimated at the date of grant using the following weighted-average assumptions:

	Three Months Ended March 31,
	2015	2014
Expected life of the option term (years)	3.5	3.8
Risk-free interest rate	0.97%	1.3%
Dividend rate	0%	0%
Volatility	128.2%	77.3%
Forfeiture rate	4.8%	4.4%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and notes included below in this Quarterly Report on Form 10-Q (this Quarterly Report) and the audited consolidated financial statements and notes as of and for the year ended December 31, 2014 included with our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on March 10, 2015 and our Current Report on Form 8-K filed with the SEC on April 27, 2015. Operating results are not necessarily indicative of results that may occur in future periods.

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

All dollar amounts are expressed in U.S. dollars unless otherwise noted. All amounts that are expressed on an as-converted from Canadian dollar to U.S. dollar basis are calculated using the conversion rate as of March 31, 2015 unless otherwise noted.

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

We plan to initiate a Phase 2a proof of concept clinical trial of PRX302 for the treatment of localized low to intermediate risk prostate cancer prior to the end of the first half of 2015. PRX302 has been engineered to be activated by enzymatically active prostate specific antigen (PSA), which is found in the transition zone of the prostate as well as in prostate cancer cells. The highly targeted mechanism by which PRX302 selectively destroys prostate tissue in BPH also makes PRX302 a promising treatment approach for localized prostate cancer. In 2004, we licensed exclusive rights to PRX302 from UVIC and Johns Hopkins for the treatment of prostate cancer.

Financial Operations Overview

Revenues

Our cumulative revenues to date consist of a $3.0 million up-front payment received from Kissei in 2010 and a $5.0 million non-refundable milestone payment for our achievement of certain development activities in 2013. We have no products approved for sale, and we have not generated any revenues from product sales.

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

Essentially all of our research and development expenses related to PRX302 during the three ended March 31, 2015 and 2014. We recognized research and development expenses as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Clinical research and development	$2,648	$4,801
Pre-clinical research and development	-	2
Manufacturing	351	1,835
Stock-based compensation expense	82	192
	$3,081	$6,830

At this time, due to the risks inherent in the clinical trial process and given the early stage of our product development program, we are unable to estimate with any certainty the costs we will incur in the continued development of PRX302 for potential approval and commercialization. Clinical development timelines, the probability of success and development costs can differ materially from expectations. However, we do expect our research and development expenses to continue for the foreseeable future as we advance PRX302 through our first Phase 3 clinical trial for the treatment of symptoms of BPH and we initiate a proof of concept clinical trial of PRX302 for localized low to intermediate risk prostate cancer. The process of conducting clinical trials necessary to obtain regulatory approval is costly and time consuming. Any failure by us or delay in completing clinical trials, or in obtaining regulatory approvals, could lead to increased research and development expense and, in turn, have a material adverse effect on our results of operations.

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

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the revenues and expenses incurred during the reported periods. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. There were no material changes to our critical accounting policies and estimates during the quarter ended March 31, 2015.

Results Of Operations

Comparison of the three months ended March 31, 2015 and 2014

The following table summarizes the results of our operations for the three months ended March 31, 2015 and 2014, together with the changes in those items in dollars (in thousands):

	Three Months Ended March 31,		Change
	2015	2014	2015 vs. 2014
Research and development expenses	3,081	6,830	(3,749)
General and administrative expenses	1,048	1,451	(403)
Interest expense	(176)	(208)	32
Interest income	8	17	(9)
Gain on revaluation of warrant liability	—	29	(29)
Other expense	(7)	(17)	10

Research and development expenses. Research and development expenses were $3.1 million in the three months ended March 31, 2015 compared to $6.8 million in the three months ended March 31, 2014. The decrease in research and development costs is attributable to the following:

●

a $2.3 million decrease in clinical costs associated with our Phase 3 PLUS-1 clinical trial of PRX302, specifically a $1.0 million decrease in patient recruitment as enrollment was completed in September 2014, a $0.4 million decrease for patient visits to our clinical site investigators and a $0.8 million decrease primarily in costs associated with the startup, training and travel for our Phase 3 PLUS-1 clinical trial and,

●	a $1.5 million decrease in the costs associated with manufacturing activities for PRX302.

These decreases are offset by an increase of $0.2 million for start-up costs associated with our Phase 2a proof of concept clinical trial for low to intermediate risk prostate cancer. Research and development expenses included stock-based compensation expenses of $0.1 million for the three months ended March 31, 2015 as compared to $0.2 million for the three months ended March 31, 2014.

General and administrative expenses. General and administrative expenses were $1.0 million in the three months ended March 31, 2015 compared to $1.5 million for the three months ended March 31, 2014. The decrease from the three months ended March 31, 2014 to the three months ended March 31, 2015 is primarily due to the decrease in non-cash stock-based compensation expense of $0.3 million. The decrease in the non-cash stock-based compensation expense is primarily associated with stock options granted to employees and directors in October 2013. An additional $0.1 million decrease is associated with decreases in personnel related costs, legal and consulting expenses.

Interest expense. Interest expense was $0.2 million in the three months ended March 31, 2015 and 2014.

Interest income. Interest income of $8,000 was for the three months ended March 31, 2015 compared to $17,000 in the three months ended March 31, 2014. The decrease is due to the decrease in the average balances of the interest-bearing cash and investment accounts from period to period.

Gain on revaluation of warrant liability. Gain on revaluation of the warrant liability was $29,000 for the three months ended March 31, 2014. The non-cash gain is associated with the change in the fair value of our outstanding warrants with exercise prices denominated in Canadian dollars. All of our outstanding warrants with exercise prices denominated in Canadian dollars expired during the quarter ending March 31, 2015.

Other expense. Other expense was $7,000 for the three months ended March 31, 2015 compared to $17,000 for the three months ended March 31, 2014. This change was primarily due to a decrease in foreign exchange losses associated with foreign currency transactions.

Liquidity and Capital Resources

Overview

Since our inception, our operations have been primarily financed through public and private equity sales, debt financing and payments from Kissei. Since inception, we have devoted our resources to funding and conducting research and development programs, including discovery research, preclinical studies and clinical trial activities.

At March 31, 2015, we had cash, cash equivalents and securities available-for-sale of $17.0 million and net working capital of $15.5 million. We expect that our cash, cash equivalents and securities available-for-sale as of March 31, 2015 will be sufficient to fund our operations through the end of April 2016, assuming that we do not initiate any additional clinical development of PRX302 other than our planned Phase 2a proof of concept clinical trial for low to intermediate risk prostate cancer. We will need to find additional capital to fund a second Phase 3 clinical trial of PRX302 for the treatment of the symptoms of BPH and for any future clinical development of PRX302 for the treatment of localized prostate cancer beyond our planned Phase 2a proof of concept clinical trial.

In May 2014 we entered into a common stock purchase agreement with Aspire Capital Fund, LLC, or Aspire Capital which provides that Aspire Capital is committed to purchase up to an aggregate of $15.0 million of our common shares over the approximately 30 month term of the agreement. Upon the execution of the agreement, we sold to Aspire Capital 604,230 common shares which resulted in net proceeds of $1.9 million. Over the remaining 23 months, we have the right, subject to certain limitations including but not limited to our closing stock price not falling below $2.00 on the date of any directed purchase, to direct Aspire Capital to purchase up to an additional $13 million of our common shares. There were no additional sales of common shares to Aspire Capital as of March 31, 2015. During the quarter ended March 31, 2015 and through May 1, 2015 our stock price has been below the $2.00 floor price included in the Aspire Capital agreement and therefore we have been unable to sell shares to Aspire Capital during this period.

Future Operations

We have devoted substantial resources to developing PRX302, protecting and enhancing our intellectual property and providing general and administrative support for these activities. We have not generated any revenue from product sales and, to date, have funded our operations primarily through public and private equity security sales, debt financings and payments from Kissei.

We will require additional capital to complete development of PRX302.

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

Cash Flows

The following table shows a summary of our cash flows for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Net cash provided by (used in):
Operating activities	$(5,644)	$(6,134)
Investing activities	9,522	11,651
Financing activities	-	(1,714)
Effect of exchange rate changes on cash and cash equivalents	(7)	(10)
Net increase in cash and cash equivalents	$3,871	$3,793

Operating Activities

Net cash used in operating activities decreased to $5.6 million for the three ended March 31, 2015 compared to $6.1 million for the three months ended March 31, 2014. The decrease in net cash used in operating activities of $0.5 million was primarily due to the net cash outflow impact of the decrease in our net loss from period to period and the use of upfront payments made to our clinical research organizations in the period ended March 31, 2015. The decrease in our net loss from the three months ended March 31, 2014 to the three months ended March 31, 2015 is primarily a result of the decrease in our research and development expenses associated with our Phase 3 clinical trial for the treatment of the symptoms of BPH and a decrease in costs associated with manufacturing activities of PRX302.

 Investing Activities

Net cash provided by investing activities was $9.5 million for the three months ended March 31, 2015, compared to $11.7 million net cash used in investing activities for the three months ended March 31, 2014. The net cash provided by investing activities during both the three months ended March 31, 2015 and the three months ended March 31, 2014 represents the usage of the proceeds from the maturity of securities classified as available-for-sale to fund our operations and, to a lesser extent, to purchase securities with maturities less than 90 days which are classified as cash and cash equivalents.

Financing Activities

Net cash used by financing activities was $1.7 million for the three months ended March 31, 2014. The cash used in financing activities primarily related to principal payments on our loan with Oxford. We will begin making principal payment on our existing Oxford loan in August 2015.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements (as defined by applicable SEC regulations) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued authoritative accounting guidance related to revenue from contracts with customers. This guidance is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This guidance is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. We will adopt this guidance on January 1, 2017. Companies may use either a full retrospective or a modified retrospective approach to adopt this guidance. We are evaluating which transition approach to use and its impact, if any, on our consolidated financial statements.

In August 2014, the FASB issued Accounting Standards Update, or ASU, 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The guidance outlines management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and provides guidance on the related footnote disclosure. The amendments are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. We are in the process of evaluating the impact of this guidance on our consolidated financial statement disclosures.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs”. The guidance requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt, consistent with the presentation of a debt discount. The guidance is effective for annual reporting periods beginning after December 15, 2015 and interim periods thereafter. Early adoption is permitted. We will adopt this guidance on January 1, 2016. We are in the process of evaluating the impact of this guidance on our consolidated financial statement disclosures.

Item 3.	Qualitative and Quantitative Disclosures About Market Risk

Our primary market risk is the exposure to foreign currency exchange rate fluctuations. This risk arises from our holdings of foreign currency denominated accounts payable. Changes in foreign currency exchange rates can create foreign exchange gains or losses to us. We do not engage in foreign currency hedging arrangements for our accounts payable, and, consequently, foreign currency fluctuations may adversely affect our earnings. During the three months ended March 31, 2015 and 2014, 17.0% and 33.4%, respectively, of our operating expenses were denominated in currencies other than the U.S. dollar. We have minimal direct exposure to interest rate risks as we do not have variable rate financial liabilities. In addition, our Oxford loan has a fixed interest rate of 9.504% therefore fluctuations in interest rates do not have an effect on the total outstanding principal due.

We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment activities is to preserve principal and liquidity. To achieve this objective, we invest in a money market fund and high quality marketable debt instruments of corporations, financial institutions and government sponsored enterprises with contractual maturity dates of generally less than three years. We do not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt. If a 10% change in interest rates were to have occurred on March 31, 2015, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

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

As of March 31, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2015.

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

You should consider carefully the following risk factors, together with all of the other information included or incorporated in this Quarterly Report, before making your decision whether to purchase or sell shares of our common stock. Each of these risk factors, either alone or taken together, could adversely affect our business, operating results, growth prospects and financial condition, as well as adversely affect the value of an investment in our common shares. If that were to happen, the trading price of our common stock could decline. There may be additional risks that we do not presently know of or that we currently believe are immaterial which could also impair our business and financial position. We have marked with an asterisk (*) those risk factors that reflect changes from the risk factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC on March 10, 2015.

Risks Related to Our Business and Industry

*We are an early stage company with no approved products and no revenue from commercialization of our product candidate.

We are at an early stage of development of our product candidate, PRX302, for the treatment of the lower urinary tract symptoms of benign prostatic hyperplasia, or BPH and for the treatment of localized low to intermediate risk prostate cancer. We have not completed the development of any product candidates and, accordingly, have not begun to commercialize, or generate any product revenues from any product candidate. PRX302 requires significant additional clinical testing and investment prior to seeking marketing approval for either the treatment of BPH or for the treatment of prostate cancer. We expect to initiate a Phase 2a proof of concept clinical trial of PRX302 for the treatment of localized low to intermediate risk prostate cancer before the end of the first half of 2015. In the fourth quarter of 2015, we expect to have the results of the first Phase 3 clinical trial of PRX302 for the treatment of lower urinary tract symptoms of BPH. In order to seek regulatory approval for the treatment of the symptoms of BPH, we would be required to conduct a second Phase 3 clinical trial and we do not expect to commence any additional Phase 3 clinical trials without receiving favorable results from the ongoing Phase 3 clinical trial and unless we raise the additional funds required to conduct the second Phase 3 clinical trial. A commitment of substantial resources by us and potential partners will be required to conduct a second time-consuming Phase 3 clinical trial for PRX302 to meet applicable regulatory standards, obtain required regulatory approvals, and to successfully commercialize this product candidate for the treatment of the symptoms of BPH and to further the clinical development program of PRX302 for the treatment of prostate cancer. PRX302 is not expected to be commercially available for either indication for several years, if at all.

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

Delays in the commencement or completion of clinical testing could significantly impact our product development costs and could result in the need for additional financing. Although we initiated the first of two required Phase 3 clinical trials of PRX302 for the treatment of the symptoms of BPH in October 2013, we do not know when or whether the second Phase 3 clinical trial of PRX302 in that indication or our planned Phase 2a clinical trial for the treatment of localized low to intermediate risk prostate cancer will begin, or if any ongoing or future trials will be completed on time, or at all.

We have experienced a delay in the commencement of our proof of concept clinical trial for the treatment of localized low to intermediate risk prostate cancer because our existing clinical drug supply has expired and we are awaiting the approval of new clinical drug supply. We expect to receive approval in the first half of 2015 and any delays in that timeline could further delay the start of the proof of concept prostate cancer clinical trial.

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

Any delays in the commencement or completion of our clinical trials will delay our timeline to obtain regulatory approval for our product candidate. In addition, many of the factors that cause, or lead to, a delay in the commencement of clinical trials may also ultimately lead to the denial of regulatory approval for a product candidate. We have completed enrollment in our first Phase 3 clinical trial for the treatment of the symptoms of BPH. We do not expect to commence enrollment of our second required Phase 3 clinical trial in this indication until we complete the first Phase 3 clinical trial and have favorable efficacy and safety results and until we have raised additional capital required to fund such second Phase 3 clinical trial. Our planned Phase 2a clinical trial for the treatment of localized prostate cancer will seek to enroll approximately 20 patients at one site and is expected to begin enrollment before the end of the first half of 2015.

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

We have experienced a delay in the commencement of our proof of concept trial for the treatment of localized low to intermediate risk prostate cancer because our existing clinical drug supply has expired and we are awaiting the approval new clinical drug supply. We expect to receive approval in the first half of 2015 and any delays in that timeline could further delay the start of the proof of concept prostate cancer trial.

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

As of March 31, 2015 we had nine full-time employees and one part-time employee. In addition, we have engaged part-time individual consultants to assist us with establishing accounting systems, managing vendors and CROs, project management, regulatory compliance and business development. We will need to expand our managerial, operational, financial and other resources in order to manage our operations and clinical trials, continue our research and development activities, and commercialize our product candidate. Our management and scientific personnel, systems and facilities currently in place may not be adequate to support our future growth. Our need to effectively manage our operations, growth and various projects requires that we:

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

*Our employees, independent contractors, consultants, commercial partners and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements and insider trading.

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

Our operations have consumed substantial amounts of cash since inception. Since inception, we have raised approximately $113 million from the sale of equity securities in private placements and public offerings, $21 million from the issuance of debt securities, and $9 million from the exercise of common share purchase warrants. We will continue to spend substantial amounts to continue clinical development of PRX302, including for the completion of our ongoing Phase 3 clinical trial for the treatment of the symptoms of BPH, the conduct of any future Phase 3 clinical trials for the treatment of the symptoms of BPH, our planned proof of concept clinical trial of PRX302 for the treatment of localized low to intermediate risk prostate cancer and to pay for future required clinical development, and seek regulatory approval for PRX302, to repay our Oxford loan and to launch and commercialize PRX302, if approved.

We expect that our existing cash, together with interest thereon, will be sufficient to fund our operations for at least the next 12 months, assuming that we do not initiate the second Phase 3 clinical trial of PRX302 for the treatment of the symptoms of BPH. However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. For example, our ongoing Phase 3 clinical trial for the treatment of the symptoms of BPH or our planned Phase 2a clinical trial for the treatment of localized low to intermediate risk prostate cancer may encounter technical or other issues, or in the case of the Phase 2a clinical trial, enrollment issues that could delay the trial or cause our development costs to increase more than we expected, depleting our cash earlier than expected and jeopardizing our ability to obtain or to use the trials’ results in the absence of additional funding. Any clinical development efforts beyond our ongoing Phase 3 clinical trial in BPH and our planned Phase 2a clinical trial in localized low to intermediate risk prostate cancer will require additional funding.

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

We have a limited operating history and we have financed our operations primarily through equity and debt financings and have incurred significant operating losses since our inception. We had a net loss of $30.7 million, $11.1 million, and $21.2 million during the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, we had an accumulated deficit of $115.6 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our shareholders’ deficit and working capital. Our losses have resulted principally from costs incurred in our research activities for PRX302. We anticipate that our operating losses will substantially increase over the next several years as we continue development of PRX302, including the conduct of our ongoing and future clinical trials for the treatment of the symptoms of BPH and our planned proof of concept clinical trial in localized low to intermediate risk prostate cancer. In addition, if we obtain regulatory approval of PRX302, we may incur significant sales and marketing expenses and outsourced manufacturing expenses, as well as continued development expenses. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or whether or when we will become profitable.

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

*Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and share price.

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

At March 31, 2015, we had $8.0 million of cash and cash equivalents and $9.0 million in securities available-for-sale. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents since March 31, 2015, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Further dislocations in the credit market may adversely impact the value and/or liquidity of cash equivalents owned by us.

*Fluctuations in foreign currency exchange rates could result in changes in our reported revenues and earnings.

We currently incur expenses denominated in foreign currencies, specifically in connection with our manufacturing and supply agreement with Boehringer Ingelheim RCV GmbH & Co KG for the manufacture of PRX302, for which payments are denominated in euro. In addition, we are utilizing several clinical vendors as part of our first Phase 3 clinical trial for PRX302 which are located in various countries outside of the United States. These clinical vendors invoice us in the local currency of the vendor. We do not engage in foreign currency hedging arrangements for our accounts payable, and, consequently, foreign currency fluctuations may adversely affect our earnings. During the three months ended March 31, 2015 and 2014, 17.0% and 33.4%, respectively, of our operating expenses were denominated in currencies other than the U.S. dollar. Going forward we anticipate that our sales and expenses, if any, will be denominated in the local currency of the country in which they occur. We may decide to manage this risk by hedging our foreign currency exposure, principally through derivative contracts. Even if we decide to enter into such hedging transactions, we cannot be sure that such hedges will be effective or that the costs of such hedges will not exceed their benefits. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the euro, could result in material amounts of cash being required to settle the hedge transactions or could adversely affect our financial results.

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

*We may not be able to protect our intellectual property rights throughout the world.

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

Use of Proceeds

As of March 31, 2015, we have utilized $28.5 million of the net proceeds from our initial public offering on the NASDAQ to fund activities associated with our first Phase 3 clinical trial for PRX302 and our Phase 2a proof of concept clinical trial for low to intermediate risk prostate cancer, $9.5 million for general corporate purposes and $9.5 million for principal and interest payments on our term loan with Oxford Finance LLC.

We intend to use the remainder of the net proceeds to complete the first Phase 3 clinical trial of PRX302, our Phase 2a proof of concept clinical trial for low to intermediate risk prostate cancer, and to fund other ongoing clinical development of PRX302, in addition to making monthly principal and interest payments on our term loan with Oxford Finance LLC. We will use any remaining proceeds from the offering for general corporate purposes. The amounts and timing of actual expenditures depend on numerous factors, including the ongoing status of and results from clinical trials as well as any unforeseen cash needs.

Repurchases of Equity Securities

There were no repurchases of equity securities during the first quarter of 2015.

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

Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

4.5	Common Share Purchase Warrant Issued to Oxford Finance LLC	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

4.6	Common Share Purchase Warrant Issued to Oxford Finance LLC	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

4.7	Registration Rights Agreement by and between the Company, Warburg Pincus Private Equity X, L.P. and Warburg Pincus X Partners, L.P., dated November 19, 2010	Incorporated by reference to the Amendment No. 5 to the Registrant’s Form S-1/A (SEC File No. 333-186724) filed on August 2, 2013.

4.8	Omnibus Amendment to Warrants to Purchase Common Shares dated January 31, 2014, 2014 by and between the Company and Warburg Pincus Private Equity X, L.P. and Warburg Pincus X Partners, L.P	Incorporated by reference to the Current Report on Form 8-K February 6, 2014.

4.9	Omnibus Amendment to Warrants to Purchase Common Shares dated February 14, 2014 by and between the Company and Oxford Finance LLC	Incorporated by reference to the Current Report on Form 8-K filed on February 18, 2014.

4.10	Common Share Purchase Warrant Issued to Oxford Finance LLC dated June 30, 2014	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 7, 2014.

4.11	Common Share Purchase Warrant Issued to Oxford Finance LLC dated June 30, 2014	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 7, 2014.

4.12	Registration Rights Agreement by and between the Company and Aspire Capital Fund, LLC dated May 16, 2014.	Incorporated by reference to the Current Report on Form 8-K filed on May 19, 2014.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended	Attached hereto

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended	Attached hereto

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached hereto

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached hereto

101.INS**	XBRL Instance Document	Attached hereto

101.SCH**	XBRL Taxonomy Extension Schema Document	Attached hereto

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	Attached hereto

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	Attached hereto

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	Attached hereto

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	Attached hereto

+	Indicates management contract or compensatory plan.
*	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
**

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on the 13th day of May 2015.

SOPHIRIS BIO INC.

By:	/s/ Randall E. Woods
Randall E. Woods Chief Executive Officer and President

By:	/s/ Peter T. Slover
Peter T. Slover Chief Financial Officer