Form 10-Q
period 2015-06-30
SOPHIRIS BIO INC.
filed 2015-08-13
CIK 1563855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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

As of August 5, 2015, the registrant had 16,844,736 common shares (no par value) outstanding.

SOPHIRIS BIO INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Sophiris Bio Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

(Unaudited)

	June 30,	December 31,
	2015	2014
Assets:
Current assets:
Cash and cash equivalents	$7,994	$4,123
Securities available-for-sale	5,226	18,572
Other receivables	7	16
Prepaid expenses	2,294	2,825
Total current assets	15,521	25,536
Property and equipment, net	26	36
Other long-term assets	19	19
Total assets	$15,566	$25,591
Liabilities and shareholders’ equity:
Current liabilities:
Accounts payable	$776	$2,633
Accrued expenses	1,659	2,307
Current portion of promissory notes	1,526	598
Total current liabilities	3,961	5,538
Long-term promissory notes	4,484	5,343
Stock-based compensation liability	53	22
Total liabilities	8,498	10,903
Commitments and contingencies
Shareholders’ equity:
Common shares, unlimited authorized shares, no par value; 16,844,736 shares issued and outstanding at June 30, 2015 and December 31, 2014	113,095	113,095
Contributed surplus	17,475	17,053
Accumulated other comprehensive gain	100	99
Accumulated deficit	(123,602)	(115,559)
Total shareholders’ equity	7,068	14,688
Total liabilities and shareholders’ equity	$15,566	$25,591

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sophiris Bio Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Operating expenses:
Research and development	$2,557	$7,088	$5,638	$13,918
General and administrative	997	1,495	2,045	2,946
Total operating expenses	3,554	8,583	7,683	16,864
Other income (expense):
Interest expense	(177)	(168)	(354)	(376)
Interest income	6	12	14	30
Gain on revaluation of warrant liability	—	20	—	49
Other expense	(13)	(31)	(20)	(48)
Total other expense	(184)	(167)	(360)	(345)
Net loss	$(3,738)	$(8,750)	$(8,043)	$(17,209)
Basic and diluted loss per share	$(0.22)	$(0.53)	$(0.48)	$(1.05)
Weighted average number of outstanding shares – basic and diluted	16,845	16,493	16,845	16,323
Other comprehensive income (loss):
Unrealized (loss) gain on securities available-for-sale	(1)	1	1	4
Total other comprehensive loss	$(3,739)	$(8,749)	$(8,042)	$(17,205)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 Sophiris Bio Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows used in operating activities
Net loss for the period	$(8,043)	$(17,209)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock-based compensation	454	1,153
Amortization of debt discount	69	123
Depreciation of property and equipment	10	37
Amortization of promissory note issuance costs	—	38
Amortization of discount on securities available-for-sale	1	30
Change in fair value warrant liability	—	(49)
Foreign exchange transaction loss	20	11
Other	—	3
Changes in operating assets and liabilities:
Other receivables	9	33
Prepaid expenses	532	550
Accounts payable	(1,870)	2,196
Accrued expenses	(647)	(330)
Net cash used in operating activities	(9,465)	(13,414)
Cash flows provided by investing activities
Purchases of property and equipment	—	(3)
Maturities of securities available-for-sale	18,369	30,401
Purchases of securities available-for-sale	(5,024)	(11,496)
Net cash provided by investing activities	13,345	18,902
Cash flows provided in financing activities
Issuance of common shares from private placement, net of issuance cost	—	1,984
Payment of issuance costs in connection with public offering	—	(53)
Cash received from the issuance of promissory notes	—	2,362
Principal payments on promissory notes	—	(3,361)
Net cash provided in financing activities	—	932
Effect of exchange rate changes on cash and cash equivalents	(9)	(4)
Net increase in cash and cash equivalents	3,871	6,416
Cash and cash equivalents at beginning of period	4,123	14,839
Cash and cash equivalents at end of period	$7,994	$21,255

Supplemental disclosures of non-cash investing and financing activities:
Reclassification of fair value of warrant liability to equity as a result of the amendment of the underlying common share purchase warrants	$—	$834
Value of warrants issued in connection with promissory notes	$—	$124
Change in the fair value of stock-based compensation liability recorded to contributed surplus	$31	$(118)

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

Liquidity

 The condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company expects that its cash, cash equivalents and securities available-for-sale as of June 30, 2015 will be sufficient to fund its operations through the end of April 2016. If the Company is unable to raise additional capital to fund its development program efforts beyond its ongoing clinical trials in sufficient amounts or on terms acceptable to it, the Company may have to significantly delay, scale back or discontinue the development and commercialization of PRX302.

The Company has incurred significant operating losses since inception and has relied on its ability to fund its operations through private and public equity financings and debt financings. The Company incurred net losses of $3.7 million and $8.0 million for the three and six months June 30, 2015, respectively, and $8.8 million and $17.2 million for the three and six months ended June 30, 2014, respectively. The Company used $9.5 million of cash in operations for the six months ended June 30, 2015, and $13.4 million for the six months ended June 30, 2014. At June 30, 2015 and December 31, 2014, the Company had $13.2 million and $22.7 million, respectively, in cash, cash equivalents and securities available-for-sale. Any clinical development efforts beyond the Company’s ongoing Phase 3 clinical trial in BPH and its ongoing Phase 2a proof of concept clinical trial in localized low to intermediate risk prostate cancer will require additional funding. The Company has historically financed its operations through public or private equity offerings, debt financings or strategic partnerships and alliances and licensing arrangements, as well as through interest income earned on cash balances. Subject to limited exceptions, the Company’s Loan and Security Agreement with Oxford Finance LLC, or Oxford, prohibits the Company from incurring indebtedness without the prior written consent of Oxford.

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

 Foreign currency

Historically gains and losses resulting from foreign currency translation were recorded in accumulated other comprehensive gain (loss), which is a separate component of stockholders’ equity. Foreign currency transaction gains and losses are recognized as a component of other expense. The Company recorded foreign exchange transaction losses of $13,000 and $20,000 for the three and six months ended June 30, 2015, respectively, and $29,000 and $45,000 for the three and six months ended June 30, 2014, respectively.

Cash and cash equivalents

Cash equivalents are short-term, highly liquid investments with an original maturity of three months or less at the date of purchase.

Securities Available-for-Sale

Investments with an original maturity of more than three months when purchased have been classified by management as securities available-for-sale. Such investments are carried at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive gain (loss) in shareholders’ equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. No other-than-temporary impairments were identified for the investment securities held by the Company as of June 30, 2015 or December 31, 2014. The cost of investment securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. The cost of securities sold is based on the specific-identification method. The Company has classified all of its investment securities as available-for-sale, including those with maturities beyond one year, as current assets on the consolidated balance sheets based on the highly liquid nature of the investment securities and because these investment securities are considered available for use in current operations.

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

Effective November 13, 2013, the Company voluntarily delisted from the Toronto Stock Exchange, or TSX. As a result of the delisting from the TSX and the change in the Company’s functional currency to the U.S. dollar, the stock options granted with exercise prices denominated in Canadian dollars are considered dual indexed as defined in Accounting Standards Codification, or ASC, topic 718, “Compensation, Stock Compensation”. As a result, the Company is required to account for these stock options as a liability. Historically these options had been accounted for as equity. The estimated fair value is determined using the Black-Scholes pricing model based on the estimated value of the underlying common shares at the valuation measurement date, the remaining service period of the stock options, risk-free interest rates, expected dividends and expected volatility of the price of the underlying common shares. The fair value of the stock-based compensation liability was $53,000 at June 30, 2015. As the calculated fair value of the stock options at June 30, 2015 was less than the original grant date fair value no additional compensation expense was recorded in the consolidated statement of operations and comprehensive loss. The change in the fair value of the stock-based compensation liability was recorded as an adjustment to Contributed Surplus for $20,000 and $31,000 for the three and six months ended June 30, 2015, respectively, and $98,000 and $118,000 for the three and six months ended June 30, 2014, respectively.

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

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2014-09, “Revenue from Contracts with Customers”. This guidance is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance is effective for annual reporting periods beginning after December 15, 2017 and early adoption is permitted, but not before annual reporting period beginning after December 15, 2016. The Company will adopt this guidance on January 1, 2018. Companies may use either a full retrospective or a modified retrospective approach to adopt this guidance. The Company is evaluating which transition approach to use and its impact, if any, on its consolidated financial statements.

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

The following diluted securities have been excluded from the computation of diluted weighted-average shares outstanding as of June 30, 2015 and 2014 as the Company recorded a net loss in all periods and therefore they would be anti-dilutive (in thousands):

	June 30, 2015	June 30, 2014
Options to purchase common shares	1,677	1,386
Common share purchase warrants	878	1,001

4.	Securities Available-for-Sale

 Securities available-for-sale consisted of the following as of June 30, 2015 (in thousands):

	June 30, 2015
	Amortized	Unrealized		Estimated
	Cost	Gain	Loss	Fair Value
Commercial paper	$1,400	$—	$—	$1,400
U.S. government sponsored enterprise securities	3,826	—	—	3,826
	$5,226	$—	$—	$5,226

The amortized cost and estimated fair value of the Company securities available-for-sale by contractual maturity as of June 30, 2015 are shown below (in thousands):

	June 30, 2015
	Amortized	Unrealized		Estimated
	Cost	Gain	Loss	Fair Value

Within one year	$5,226	$—	$—	$5,226
After one year	—	—	—	—
	$5,226	$—	$—	$5,226

Securities available-for-sale consisted of the following as of December 31, 2014 (in thousands):

	December 31, 2014
	Amortized	Unrealized		Estimated
	Cost	Gain	Loss	Fair Value
Commercial paper	$9,098	$—	$—	$9,098
U.S. government sponsored enterprise securities	6,308	—	—	6,308
Corporate debt securities	3,166	—	—	3,166
	$18,572	$—	$—	$18,572

The amortized cost and estimated fair value of the Company securities available-for-sale by contractual maturity as of December 31, 2014 are shown below (in thousands):

	December 31, 2014
	Amortized	Unrealized		Estimated
	Cost	Gain	Loss	Fair Value
Within one year	$18,572	$—	$—	$18,572
After one year	—	—	—	—
	$18,572	$—	$—	$18,572

5.	Fair value measurement and financial instruments

As of June 30, 2015 the Company has $12.5 million of securities consisting of money market funds, commercial paper, U.S. government sponsored enterprise securities and corporate debt securities with maturities that range from seven days to five months with an overall average time to maturity of 1.6 months. The Company has the ability to liquidate these investments without restriction. The Company determines fair value for securities with Level 1 inputs through quoted market prices. The Company determines fair value for securities with Level 2 inputs through broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. The Company’s Level 2 securities have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, typically utilizing third party pricing services or other observable market data. The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, and other industry and economic events. The Company’s Level 3 inputs are unobservable inputs based on the Company’s assessment that market participants would use in pricing the instruments.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis for the periods presented (in thousands):

	June 30, 2015	Level 1	Level 2	Level 3
Assets:
Money market funds	$815	$815	$—	$—
Commercial paper	7,744	—	7,744	—
U.S. government sponsored enterprise securities	3,926	—	3,926	—
Total assets	$12,485	$815	$11,670	$—
Liabilities:
Stock-based compensation liability	$53	$—	$—	$53
Total liabilities	$53	$—	$—	$53

	December 31, 2014	Level 1	Level 2	Level 3
Assets:
Money market funds	$99	$99	$—	$—
Commercial paper	12,398	—	12,398	—
U.S. government sponsored enterprise securities	6,308	—	6,308	—
Corporate debt securities	3,166	—	3,166	—
Total assets	$21,971	$99	$21,872	$—
Liabilities:
Stock-based compensation liability	$22	$—	$—	$22
Total liabilities	$22	$—	$—	$22

The Company calculates the fair value of the stock-based compensation liability for those stock options with exercise prices denominated in Canadian Dollars (level 3) at each reporting period utilizing a Black-Scholes pricing model. The following inputs were utilized in the Black-Scholes pricing model:

	June 30, 2015	December 31, 2014
Stock price at the end of each reporting period	$0.78	$0.54
Weighted average exercise price	$14.54	$15.83
Risk-free interest rate	0.66%	0.88%
Volatility	163.19%	138.38%
Dividend yield	0.00%	0.00%
Expected life in years	2.03	2.49
Calculated fair value per stock option	$0.24	$0.10

The following table presents a reconciliation of the stock-based compensation liability measured at fair value using unobservable inputs (Level 3) (in thousands):

	Six Months Ended June 30,
	2015	2014
Liabilities:
Balance at beginning of period	$22	$202
Change in fair value of stock-based compensation liability recorded as an adjustment to contributed surplus	31	(118)
Balance at end of period	$53	$84

The Company recognizes transfers into and out of levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstances that caused the transfer occurs. There were no transfers of assets or liabilities between the fair value measurement classifications.

6.	Prepaid expenses

Prepaid expenses as of June 30, 2015 and December 31, 2014 consisted of the following (in thousands):

	June 30,	December 31,
	2015	2014
Prepaid insurance	$58	$280
Prepaid research and development expenses	2,180	2,506
Other prepaid expenses	56	39
	$2,294	$2,825

As of June 30, 2015 and December 31, 2014, prepaid research and development expenses includes $2.1 million and $2.5 million, respectively for upfront fees paid to the Company’s clinical research organizations assisting with the ongoing clinical trials. The upfront fees will be relieved in future periods based upon work completed.

7.	Accrued expenses

Accrued expenses as of June 30, 2015 and December 31, 2014 consisted of the following (in thousands):

	June 30,	December 31,
	2015	2014
Accrued personnel related costs	$449	$846
Accrued interest	48	48
Accrued research and development expenses	945	1,279
Other accrued expenses	217	134
	$1,659	$2,307

8.	Promissory notes

On June 30, 2014, the Company entered into a $6.0 million Loan and Security Agreement with Oxford Finance LLC. The principal borrowed under the loan bears fixed interest of 9.504% per annum. The Company has the option to prepay the outstanding balance of the loan in full, subject to a prepayment fee of 1% to 3% depending upon when the prepayment occurs. Upon the final repayment of the loan on the maturity date, by prepayment, or upon acceleration, the Company shall pay Oxford an additional fee of 5% of the principal amount of $6.0 million. This additional fee is recorded as a debt discount and is being recognized as interest expense over the life of the loan utilizing the effective interest method. The repayment terms are monthly interest only payments through July 1, 2015 followed by 36 equal monthly payments of principal and interest.

In connection with the loan, the Company granted to Oxford a security interest in all of the Company’s personal property now owned or hereafter acquired, excluding intellectual property and certain other assets.

As of June 30, 2015, the Company was in compliance with all covenants under the loan.

As of June 30, 2015, the future contractual principal and final fee payments on the Company’s debt obligation are as follows (in thousands):

Year 1	$1,656
Year 2	1,978
Year 3	2,175
Year 4	491
Total	$6,300

The following table summarizes interest expense (in thousands) for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Simple interest	$142	$92	$285	$215
Amortization of debt discount	35	55	69	123
Amortization of promissory notes issuance costs	-	21	-	38
	$177	$168	$354	$376

The Company calculated the fair value of the secured promissory notes as $5.9 million (Level 3) as of June 30, 2015. The fair value of long-term debt is based on the net present value of calculated interest and principal payments, using an interest rate of 9.5%, which takes into consideration the financial position of the Company and the recent interest rate environment for new debt issuances for comparable companies. The fair value of this equity component was derived using the Black-Scholes valuation model. The Company calculated the promissory notes’ fair value by allocating to equity and the debt based on their respective fair values.

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

Under the Purchase Agreement, on any trading day on which the closing sale price of the Company’s common shares exceeds $2.00, the Company has the right, in its sole discretion, to present Aspire Capital with a purchase notice, directing Aspire Capital (as principal) to purchase up to 100,000 of the Company’s common shares, per trading day, provided that the aggregate price of each such purchase shall not exceed $1,000,000 per trading day. The Company can direct Aspire Capital to purchase an additional $13 million of the Company’s common shares over the remaining 17 months of the Purchase Agreement. Future purchases under the Purchase Agreement will be at a per share price equal to the lesser of:

•	the lowest sale price of the Company’s common shares on the purchase date; or

•

the arithmetic average of the three lowest closing sale prices for the Company’s common shares during the ten consecutive trading days ending on the trading day immediately preceding the purchase date.

Other than the initial purchase completed under the Purchase Agreement, there were no sales of common shares to Aspire Capital from May 16, 2014 through June 30, 2015. During the six months ended June 30, 2015 the Company’s stock price has been below the $2.00 floor price and therefore the Company was unable to sell shares to Aspire Capital during this period.

10.	Stock-based compensation plan

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

  The Company recognized stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Research and development	$72	$153	$153	$346
General and administrative	155	391	301	807
Total	$227	$544	$454	$1,153

  As of June 30, 2015 there was $0.4 million of total unrecognized compensation expense related to non-vested stock awards. As of June 30, 2015 the Company expects to recognize these costs over a weighted average period of less than one year.

 The following table summarizes stock option activity, including options issued to employees, directors and non-employees (in thousands, except per share):

	Options outstanding	Weighted average exercise price
Outstanding at January 1, 2015	1,378	$6.65
Options granted	303	0.54
Options expired	(4)	29.16
Outstanding at June 30, 2015	1,677	$5.52

  The total amounts of options outstanding at June 30, 2015 include options with exercise prices denominated in Canadian dollars and U.S. dollars. The Canadian dollar amounts have been converted to U.S. dollars for purposes of the weighted average exercise price calculation using the grant date exchange rate for each Canadian dollar denominated option.

  The fair values of options granted during the six months ended June 30, 2015 and 2014 were estimated at the date of grant using the following weighted-average assumptions:

	Six Months Ended June 30,
	2015	2014
Expected life of the option term (years)	3.5	3.7
Risk-free interest rate	0.99%	1.2%
Dividend rate	0%	0%
Volatility	128.4%	76.2%
Forfeiture rate	4.7%	5.3%

11.	Subsequent Events

On August 3, 2015, the Company received a letter from the Listing Qualifications Department of The NASDAQ Stock Market, or NASDAQ, notifying the Company that the consolidated closing bid price of the Company’s common stock had been below $1.00 per share for 30 consecutive business days and that the Company was therefore not in compliance with the minimum bid price requirement for continued listing on The NASDAQ Global Market, as set forth in Marketplace Rule 5450(a)(1). The notification from NASDAQ does not have an immediate effect on the listing of the Company’s common stock and the Company’s common stock will continue to trade on The NASDAQ Global Market under the symbol "SPHS".

NASDAQ stated in its August 3rd letter that, in accordance with Marketplace Rule 5810(c)(3)(A), the Company has been provided a grace period of 180 calendar days, or until February 1, 2016, to regain compliance with the minimum consolidated closing bid price requirement for continued listing. Compliance will be regained if the Company’s consolidated closing bid price is at or above $1.00 for at least 10 consecutive trading days anytime during the 180-day grace period.

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

All dollar amounts are expressed in U.S. dollars unless otherwise noted. All amounts that are expressed on an as-converted from Canadian dollar to U.S. dollar basis are calculated using the conversion rate as of June 30, 2015 unless otherwise noted.

 Overview

Background

We are a clinical-stage biopharmaceutical company focused on developing innovative products for the treatment of urological diseases. We are headquartered in San Diego, California and our common shares currently trade on the NASDAQ Global Market, or the NASDAQ. We are currently developing PRX302 as a treatment for the symptoms of benign prostatic hyperplasia, or BPH, commonly referred to as an enlarged prostate and as a treatment for localized low to intermediate risk prostate cancer. In 2004, we licensed exclusive rights to PRX302 from UVIC Industry Partnerships Inc., or UVIC, and The Johns Hopkins University, or Johns Hopkins, for the treatment of prostate cancer. In 2009, we licensed exclusive rights to PRX302 from UVIC and Johns Hopkins for the treatment of the symptoms of BPH. In April 2010, we entered into an exclusive license agreement with Kissei Pharmaceuticals Co., Ltd., or Kissei, pursuant to which we granted Kissei the right to develop and commercialize PRX302 in Japan for the treatment of the symptoms of BPH, prostate cancer, prostatitis or other diseases of the prostate.

In October 2013 we initiated our first Phase 3 clinical trial, which we often refer to as the “PLUS-1” trial, of PRX302 for the treatment of the lower urinary tract symptoms of BPH. We completed enrollment of 479 patients in the PLUS-1 study in September 2014 and expect to have final results of the trial in the fourth quarter of 2015. This Phase 3 clinical trial uses the International Prostate Symptom Score, or IPSS, outcome measure evaluated over 52 weeks as the primary endpoint. Secondary endpoints include Qmax (maximum urine flow) change from baseline over 52 weeks.

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

In May 2015 we initiated a Phase 2a proof of concept clinical trial of PRX302 for the treatment of localized low to intermediate risk prostate cancer. PRX302 has been engineered to be activated by enzymatically active prostate specific antigen (PSA), which is found in the transition zone of the prostate as well as in prostate cancer cells. The highly targeted mechanism by which PRX302 selectively destroys prostate tissue in BPH also makes PRX302 a promising treatment approach for localized prostate cancer.

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

Essentially all of our research and development expenses related to the development of PRX302 during the three and six months ended June 30, 2015 and 2014. We recognized research and development expenses as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Clinical research and development	$2,466	$6,291	$5,115	$11,091
Pre-clinical research and development	-	-	-	2
Manufacturing	19	644	370	2,479
Stock-based compensation expense	72	153	153	346
	$2,557	$7,088	$5,638	$13,918

At this time, due to the risks inherent in the clinical trial process and given the early stage of our product development program, we are unable to estimate with any certainty the costs we will incur in the continued development of PRX302 for potential approval and commercialization. Clinical development timelines, the probability of success and development costs can differ materially from expectations. However, we do expect our research and development expenses to continue for the foreseeable future as we advance PRX302 through our first Phase 3 clinical trial for the treatment of symptoms of BPH and a proof of concept clinical trial of PRX302 for localized low to intermediate risk prostate cancer. The process of conducting clinical trials necessary to obtain regulatory approval is costly and time consuming. Any failure by us or delay in completing clinical trials, or in obtaining regulatory approvals, could lead to increased research and development expense and, in turn, have a material adverse effect on our results of operations.

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

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the revenues and expenses incurred during the reported periods. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. There were no material changes to our critical accounting policies and estimates during the quarter ended June 30, 2015.

Results Of Operations

Comparison of the three months ended June 30, 2015 and 2014

The following table summarizes the results of our operations for the three months ended June 30, 2015 and 2014, together with the changes in those items in dollars (in thousands):

	Three Months Ended June 30,		Change
	2015	2014	2015 vs. 2014
Research and development expenses	$2,557	$7,088	$(4,531)
General and administrative expenses	997	1,495	(498)
Interest expense	(177)	(168)	(9)
Interest income	6	12	(6)
Gain on revaluation of warrant liability	—	20	(20)
Other expense	(13)	(31)	18

Research and development expenses. Research and development expenses were $2.6 million in the three months ended June 30, 2015 compared to $7.1 million in the three months ended June 30, 2014. The decrease in research and development costs is attributable to the following:

●

a $3.9 million decrease in clinical costs associated with our Phase 3 PLUS-1 clinical trial of PRX302 as the trial is entering its final stages, specifically a $1.0 million decrease in patient recruitment as enrollment was completed in September 2014, a $1.6 million decrease for patient visits to our clinical site investigators as sites are completing the final patient visits, a $0.9 million decrease in costs associated with our clinical research organizations, $0.2 million decrease in clinical supply management and $0.2 million decrease primarily in costs associated with the startup, training and travel for our Phase 3 PLUS-1 clinical trial, and

●	a $0.8 million decrease in the costs associated with manufacturing activities for PRX302.

These decreases are offset by an increase of $0.3 million for costs associated with our Phase 2a proof of concept clinical trial for low to intermediate risk prostate cancer which initiated enrollment in May 2015.

Research and development expenses included stock-based compensation expenses of $0.1 million for the three months ended June 30, 2015 compared to $0.2 million for the three months ended June 30, 2014.

General and administrative expenses. General and administrative expenses were $1.0 million in the three months ended June 30, 2015 compared to $1.5 million for the three months ended June 30, 2014. The decrease from the three months ended June 30, 2014 to the three months ended June 30, 2015 is primarily due to the decrease in non-cash stock-based compensation expense of $0.2 million. The decrease in the non-cash stock-based compensation expense is primarily associated with stock options granted to employees and directors in October 2013. As we utilize the graded amortization method to expense the fair value of our stock options, the expense recorded for the stock options decreases over the vesting period and therefore the expense for our October 2013 grants decreased from the three months ended June 2014 to the three months ended June 2015. An additional $0.3 million decrease is associated with decreases in personnel, legal and consulting expenses.

Interest expense. Interest expense was $0.2 million in the three months ended June 30, 2015 and 2014.

Interest income. Interest income was $6,000 for the three months ended June 30, 2015 compared to $12,000 in the three months ended June 30, 2014. The decrease is due to the decrease in the average balances of our interest-bearing cash and investment accounts from period to period.

Gain on revaluation of warrant liability. Gain on revaluation of the warrant liability was $20,000 for the three months ended June 30, 2014. The non-cash gain is associated with the change in the fair value of our outstanding warrants with exercise prices denominated in Canadian dollars. All of our outstanding warrants with exercise prices denominated in Canadian dollars expired in March 2015.

Other expense. Other expense was $13,000 for the three months ended June 30, 2015 compared to $31,000 for the three months ended June 30, 2014. This change was primarily due to a decrease in foreign exchange losses associated with foreign currency transactions.

Comparison of the six months ended June 30, 2015 and 2014

The following table summarizes the results of our operations for the six months ended June 30, 2015 and 2014, together with the changes in those items in dollars (in thousands):

	Six Months Ended June 30,		Change
	2015	2014	2015 vs. 2014
Research and development expenses	$5,638	$13,918	$(8,280)
General and administrative expenses	2,045	2,946	(901)
Interest expense	(354)	(376)	22
Interest income	14	30	(16)
Gain on revaluation of warrant liability	—	49	(49)
Other expense	(20)	(48)	28

Research and development expenses. Research and development expenses were $5.6 million in the six months ended June 30, 2015 compared to $13.9 million in the six months ended June 30, 2014. The decrease in research and development costs is attributable to the following:

●

a $6.0 million decrease in clinical costs associated with our Phase 3 PLUS-1 clinical trial of PRX302 as the trial is entering its final stages, specifically a $2.0 million decrease in patient recruitment as enrollment was completed in September 2014, a $ 2.0 million decrease for patient visits to our clinical site investigators as sites are completing the final patient visits, a $1.3 million decrease in cost associated with our clinical research organizations, a $0.2 million decrease in clinical supply management and a $0.5 million decrease primarily in costs associated with the startup, training and travel for our Phase 3 PLUS-1 clinical trial;

●	a $2.3 million decrease in the costs associated with manufacturing activities for PRX302; and

●	a $0.1 million decrease in personnel related costs.

These decreases are offset by an increase of $0.4 million for costs associated with our Phase 2a proof of concept clinical trial for low to intermediate risk prostate cancer.

Research and development expenses included stock-based compensation expenses of $0.1 million for the six months ended June 30, 2015 as compared to $0.3 million for the six months ended June 30, 2014.

General and administrative expenses. General and administrative expenses were $2.0 million in the six months ended June 30, 2015 compared to $2.9 million for the six months ended June 30, 2014. The decrease from the six months ended June 30, 2014 to the six months ended June 30, 2015 is primarily due to a decrease in non-cash stock-based compensation expense of $0.5 million. The decrease in the non-cash stock-based compensation expense is primarily associated with stock options granted to employees and directors in October 2013. As we utilize the graded amortization method to expense the fair value of our stock options, the expense recorded for the stock options decreases over the vesting period and therefore the expense for our October 2013 grants decreased from the six months ended June 2014 to the six months ended June 2015. An additional $0.4 million decrease is associated with decreases in personnel, legal and consulting expenses.

Interest expense. Interest expense was $0.4 million in the six months ended June 30, 2015 and 2014.

Interest income. Interest income was $14,000 for the six months ended June 30, 2015 compared to $30,000 in the six months ended June 30, 2014. The decrease is due to the decrease in the average balances of the interest-bearing cash and investment accounts from period to period.

Gain on revaluation of warrant liability. Gain on revaluation of the warrant liability was $49,000 for the six months ended June 30, 2014. The non-cash gain is associated with the change in the fair value of our outstanding warrants with exercise prices denominated in Canadian dollars. All of our outstanding warrants with exercise prices denominated in Canadian dollars expired in March 2015.

Other expense. Other expense was $20,000 for the six months ended June 30, 2015 compared to $48,000 for the six months ended June 30, 2014. This change was primarily due to a decrease in foreign exchange losses associated with foreign currency transactions.

Liquidity and Capital Resources

Overview

Since our inception, our operations have been primarily financed through public and private equity sales, debt financing and payments from Kissei. Since inception, we have devoted our resources to funding and conducting research and development programs, including discovery research, preclinical studies and clinical trial activities.

At June 30, 2015, we had cash, cash equivalents and securities available-for-sale of $13.2 million and net working capital of $11.6 million. We expect that our cash, cash equivalents and securities available-for-sale as of June 30, 2015 will be sufficient to fund our operations through the end of April 2016, assuming that we do not initiate any additional clinical development of PRX302. We will need to find additional capital to fund a second Phase 3 clinical trial of PRX302 for the treatment of the symptoms of BPH and for any future clinical development of PRX302 for the treatment of localized prostate cancer beyond our ongoing Phase 2a proof of concept clinical trial.

In May 2014 we entered into a common stock purchase agreement with Aspire Capital Fund, LLC, or Aspire Capital which provides that Aspire Capital is committed to purchase up to an aggregate of $15.0 million of our common shares over the approximately 30 month term of the agreement. Upon the execution of the agreement, we sold to Aspire Capital 604,230 common shares which resulted in net proceeds of $1.9 million. Over the remaining 23 months, we have the right, subject to certain limitations including but not limited to our closing stock price not falling below $2.00 on the date of any directed purchase, to direct Aspire Capital to purchase up to an additional $13 million of our common shares. There were no additional sales of common shares to Aspire Capital as of June 30, 2015. During the quarter ended June 30, 2015 and through August 5, 2015 our stock price has been below the $2.00 floor price included in the Aspire Capital agreement and therefore we have been unable to sell shares to Aspire Capital during this period.

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

On August 3, 2015, the Company received a letter from the Listing Qualifications Department of The NASDAQ Stock Market, or NASDAQ, notifying the Company that the consolidated closing bid price of the Company’s common stock had been below $1.00 per share for 30 consecutive business days and that the Company was therefore not in compliance with the minimum bid price requirement for continued listing on The NASDAQ Global Market, as set forth in Marketplace Rule 5450(a)(1). The notification from NASDAQ does not have an immediate effect on the listing of the Company’s common stock and the Company’s common stock will continue to trade on The NASDAQ Global Market under the symbol "SPHS".

NASDAQ stated in its August 3rd letter that, in accordance with Marketplace Rule 5810(c)(3)(A), the Company has been provided a grace period of 180 calendar days, or until February 1, 2016, to regain compliance with the minimum consolidated closing bid price requirement for continued listing. Compliance will be regained if the Company’s consolidated closing bid price is at or above $1.00 for at least 10 consecutive trading days anytime during the 180-day grace period.

The Company is considering actions that it may take in response to this notification in order to regain compliance with the continued listing requirements.

Cash Flows

The following table shows a summary of our cash flows for the six months ended June 30, 2015 and 2014 (in thousands):

	Six Months Ended June 30,
	2015	2014
Net cash provided by (used in):
Operating activities	$(9,465)	$(13,414)
Investing activities	13,345	18,902
Financing activities	-	932
Effect of exchange rate changes on cash and cash equivalents	(9)	(4)
Net increase in cash and cash equivalents	$3,871	$6,416

Operating Activities

Net cash used in operating activities decreased to $9.5 million for the six months ended June 30, 2015 compared to $13.4 million for the six months ended June 30, 2014. The decrease in net cash used in operating activities was primarily due to the net cash outflow impact of the decrease in our net loss from period to period and the increase in cash payments made to our clinical research organizations in the period ended June 30, 2015. The decrease in our net loss from the six months ended June 30, 2014 to the six months ended June 30, 2015 is primarily a result of the decrease in our research and development expenses associated with our Phase 3 clinical trial for the treatment of the symptoms of BPH as the trial is entering its final stages and a decrease in costs associated with manufacturing activities of PRX302.

 Investing Activities

Net cash provided by investing activities was $13.3 million for the six months ended June 30, 2015, compared to $18.9 million net cash used in investing activities for the six months ended June 30, 2014. The net cash provided by investing activities during both the six months ended June 30, 2015 and the six months ended June 30, 2014 represents the usage of the proceeds from the maturity of securities classified as available-for-sale to fund our operations and, to a lesser extent, to purchase securities with maturities less than 90 days which are classified as cash and cash equivalents.

Financing Activities

Net cash used by financing activities was $1.0 million for the six months ended June 30, 2014. The cash used in financing activities primarily related to principal payments on our loan with Oxford. We will begin making principal payment on our existing Oxford loan in August 2015.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements (as defined by applicable SEC regulations) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2014-09, “Revenue from Contracts with Customers”. This guidance is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance is effective for annual reporting periods beginning after December 15, 2017 and early adoption is permitted, but not before annual reporting period beginning after December 15, 2016. We will adopt this guidance on January 1, 2018. Companies may use either a full retrospective or a modified retrospective approach to adopt this guidance. We are evaluating which transition approach to use and its impact, if any, on its consolidated financial statements.

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

Our primary market risk is the exposure to foreign currency exchange rate fluctuations. This risk arises from our holdings of foreign currency denominated accounts payable. Changes in foreign currency exchange rates can create foreign exchange gains or losses to us. We do not engage in foreign currency hedging arrangements for our accounts payable, and, consequently, foreign currency fluctuations may adversely affect our earnings. During the six months ended June 30, 2015 and 2014, 12.3% and 26.5%, respectively, of our operating expenses were denominated in currencies other than the U.S. dollar. We have minimal direct exposure to interest rate risks as we do not have variable rate financial liabilities. In addition, our Oxford loan has a fixed interest rate of 9.504% therefore fluctuations in interest rates do not have an effect on the total outstanding principal due.

We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment activities is to preserve principal and liquidity. To achieve this objective, we invest in a money market fund and high quality marketable debt instruments of corporations, financial institutions and government sponsored enterprises with contractual maturity dates of generally less than three years. We do not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt. If a 10% change in interest rates were to have occurred on June 30, 2015, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

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

As of June 30, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2015.

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

You should consider carefully the following risk factors, together with all of the other information included or incorporated in this Quarterly Report, before making your decision whether to purchase or sell shares of our common stock. Each of these risk factors, either alone or taken together, could adversely affect our business, operating results, growth prospects and financial condition, as well as adversely affect the value of an investment in our common shares. If that were to happen, the trading price of our common stock could decline. There may be additional risks that we do not presently know of or that we currently believe are immaterial which could also impair our business and financial position. We have marked with an asterisk (*) those risk factors that reflect changes from the risk factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC on March 10, 2015.

Risks Related to Our Business and Industry

*We are an early stage company with no approved products and no revenue from commercialization of our product candidate.

We are at an early stage of development of our product candidate, PRX302, for the treatment of the lower urinary tract symptoms of benign prostatic hyperplasia, or BPH and for the treatment of localized low to intermediate risk prostate cancer. We have not completed the development of any product candidates and, accordingly, have not begun to commercialize, or generate any product revenues from any product candidate. PRX302 requires significant additional clinical testing and investment prior to seeking marketing approval for either the treatment of BPH or for the treatment of prostate cancer. We initiated a Phase 2a proof of concept clinical trial of PRX302 for the treatment of localized low to intermediate risk prostate cancer in May 2015. In the fourth quarter of 2015, we expect to have the results of the first Phase 3 clinical trial of PRX302 for the treatment of lower urinary tract symptoms of BPH. In order to seek regulatory approval for the treatment of the symptoms of BPH, we would be required to conduct a second Phase 3 clinical trial and we do not expect to commence any additional Phase 3 clinical trials without receiving favorable results from the ongoing Phase 3 clinical trial and unless we raise the additional funds required to conduct the second Phase 3 clinical trial. In order to seek regulatory approval for the treatment of localized low to intermediate risk prostate cancer, we would be required to conduct multiple additional clinical trials and we do not expect to commence any additional clinical trials in this indication without receiving favorable results from the ongoing Phase 2 proof of concept clinical trial and unless we raise the additional funds. A commitment of substantial resources by us and potential partners will be required to conduct additional clinical trials for PRX302 to meet applicable regulatory standards, obtain required regulatory approvals, and to successfully commercialize this product candidate for the treatment in either indication. PRX302 is not expected to be commercially available for either indication for several years, if at all.

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

*The clinical trial protocol and design for our one ongoing and any additional future Phase 3 clinical trials of PRX302 may not be sufficient to allow us to submit a BLA to the FDA in the indication of lower urinary tract symptoms of BPH or demonstrate safety or efficacy at the level required by the FDA for product approval.

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

We have not requested a special protocol assessment, or SPA, which drug development companies sometimes use to obtain an agreement with the FDA concerning the design and size of a clinical trial intended to form the primary basis of an effectiveness claim. Without the concurrence of the FDA on an SPA or otherwise, we cannot be certain that the design, conduct and data analysis approach for our ongoing and any future Phase 3 clinical trials will generate data sufficient to establish the effectiveness of PRX302 for treatment of BPH symptoms to the FDA’s satisfaction, and therefore allow us to submit or receive approval of a Biologics License Application, or BLA for PRX302. If the FDA requires us, or we otherwise determine, to amend our protocols, change our clinical trial designs, increase enrollment targets or conduct additional clinical trials, our ability to obtain regulatory approval on the timeline we have projected would be jeopardized and we could be required to make significant additional expenditures related to clinical development.

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

We are currently conducting a Phase 3 clinical trial of PRX302 for the treatment of lower urinary tract symptoms of BPH and, if we receive favorable results from this ongoing clinical trial, we may conduct an additional Phase 3 clinical trial for PRX302 to examine whether PRX302 will effectively relieve BPH symptoms as measured at 52 weeks following treatment, which second trial will be required by the FDA before we can seek marketing approval of PRX302 in this indication. In December 2014, the Independent Data Monitoring Committee, or IDMC, for our ongoing Phase 3 clinical trial completed the planned, protocol-specified administrative analysis of efficacy based on the IPSS change from baseline to week 12 for all 479 patients dosed in the trial. The protocol- efficacy threshold at 12 weeks is defined as an IPSS treatment effect of greater than a 2-point improvement in IPSS between PRX302 treatment compared to a placebo- (which is otherwise referred to as the vehicle) only control. The IDMC found that the predefined efficacy threshold at week 12 was not achieved for patients in the trial.  Simultaneously with this administrative interim efficacy analysis, the IDMC completed its fifth and final periodic analysis of unblinded safety data and reported no safety concerns to us. There were no events of sepsis reported post administration of study drug in this trial. The ongoing Phase 3 clinical trial remains blinded and we do not know the IPSS improvements between the active and control arms of the study. We expect to continue to follow all patients through the end of the 52 week monitoring period, which is expected to end for the last of the treated patients in September 2015. The outcome of the interim analysis may not be predictive of the IPSS outcome measure at 52 weeks or whether the primary endpoint or secondary endpoints are met. Even if the outcome measure at 52 weeks and primary and secondary endpoints are met, if PRX302 is slow to achieve effectiveness, this may limit its commercial potential relative to therapies that demonstrate more immediate effect on lower urinary tract symptoms, or LUTS. The FDA has not agreed upon the amount of IPSS treatment effect that must be demonstrated in this or the subsequent required Phase 3 clinical trial in order for marketing approval to be granted. If PRX302 fails to demonstrate sufficient safety and efficacy in this Phase 3 clinical trial, we do not anticipate that we would pursue the required second Phase 3 clinical trial and would likely abandon development of PRX302 in the indication of the symptoms of BPH, which would have a material and adverse impact on our business, prospects, financial condition and results of operations. Similarly, if any of our other future clinical trials fail to demonstrate sufficient safety and efficacy, we would experience potentially significant delays in, or be required to abandon our development program, which would have a material and adverse impact on our business, prospects, financial condition and results of operations.

*PRX302 is subject to extensive regulation, and we may not obtain regulatory approvals for PRX302.

The clinical development, manufacturing, labeling, packaging, storage, tracking, recordkeeping, advertising, promotion, export, import, marketing and distribution and other possible activities relating to our product candidate are, and for any other biologic or drug candidate that we may develop will be, subject to extensive regulation by the FDA in the United States and other regulatory agencies in foreign jurisdictions. PRX302 is subject to regulation in the United States as a biologic. Biologics require the submission of a BLA, and we are not permitted to market PRX302 in the United States until we obtain approval from the FDA of a BLA. To market PRX302 in the EEA, which includes the 27 member states of the European Union plus Norway, Liechtenstein and Iceland, we must submit a Marketing Authorization Application, or MAA, to the European Medicines Agency, or EMA, for approval under the EMA’s centralized procedure, which if the marketing authorization is granted, will enable us to market the product throughout the entire territory of the EEA. A BLA or MAA must be supported by extensive clinical and preclinical data, as well as extensive information regarding chemistry, manufacturing and controls, or CMC, sufficient to demonstrate the safety and effectiveness of the applicable product candidate to the satisfaction of FDA and EMA, respectively.

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

Even if we believe that data collected from our preclinical studies and clinical trials of our product candidate are promising, our data may not be sufficient to support marketing approval by the FDA or any foreign regulatory authority, or regulatory interpretation of these data and procedures may be unfavorable. In addition, the FDA’s regulatory review of BLAs for product candidates intended for widespread use by a large proportion of the general population is becoming increasingly focused on safety, which may lead to increased scrutiny of the safety data we submit in any BLA for PRX302. Even if approved, a product candidate may not be approved for all indications requested and such approval may be subject to limitations on the indicated uses for which the biologic may be marketed, restricted distribution methods or other limitations. Our business and reputation may be harmed by any failure or significant delay in obtaining regulatory approval for the sale of our product candidate. We cannot predict when or whether regulatory approval will be obtained for any product candidate we develop.

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

*PRX302 may cause undesirable side effects or have other properties that may delay or prevent its regulatory approval or commercialization or limit its commercial potential.

Undesirable side effects caused by PRX302 could cause us or regulatory authorities to interrupt, delay, suspend or terminate clinical trials and could result in a more restrictive label or the delay or denial of marketing approval by the FDA or other regulatory authorities. This, in turn, could limit or prevent us from commercializing PRX302 and generating revenues from its sale. The most common adverse events observed in patients who received PRX302 in our Phase 2 clinical trials for the treatment of lower urinary tract symptoms of BPH that were potentially attributable to PRX302 included the presence of red blood cells in urine, painful urination, frequent urination and urinary urgency, perineal pain and discomfort (observed in patients who received both drug and vehicle), vertigo and malaise that could be attributable to PRX302 induced inflammation. Each of the foregoing adverse events occurred in greater than 5% of the PRX302 population. Although none of the patients in our Phase 1/2 clinical trial using the transrectal route of administration experienced sepsis and the IDMC reported no safety concerns to us from its fifth and final periodic analysis of unblinded safety data in our ongoing PLUS-1 clinical trial and there were no events of sepsis reported post administration of study drug in this trial, our change to this route of administration could increase the risk of sepsis. Results from our ongoing and future clinical trials could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of PRX302 for its targeted indication. Further, such side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may have a material and adverse impact on our business, prospects, financial condition and results of operations.

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

Delays in the commencement or completion of clinical testing could significantly impact our product development costs and could result in the need for additional financing. Although we initiated the first of two required Phase 3 clinical trials of PRX302 for the treatment of the symptoms of BPH in October 2013 and a Phase 2a proof of concept clinical trial for the treatment of localized low to intermediate risk prostate cancer in May 2015, we do not know when or whether the second Phase 3 clinical trial of PRX302 for the treatment of the symptoms of BPH or any additional clinical trials for the treatment of localized low to intermediate risk prostate cancer will begin, or if any ongoing or future trials will be completed on time, or at all.

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

Any delays in the commencement or completion of our clinical trials will delay our timeline to obtain regulatory approval for our product candidate. In addition, many of the factors that cause, or lead to, a delay in the commencement of clinical trials may also ultimately lead to the denial of regulatory approval for a product candidate. We have completed enrollment in our first Phase 3 clinical trial for the treatment of the symptoms of BPH. We do not expect to commence enrollment of our second required Phase 3 clinical trial in this indication until we complete the first Phase 3 clinical trial and have favorable efficacy and safety results and until we have raised additional capital required to fund such second Phase 3 clinical trial. Our ongoing Phase 2a clinical trial for the treatment of localized prostate cancer will seek to enroll approximately 20 patients at one site. We do not expect to commence any additional clinical trials in this indication without receiving favorable results from the ongoing Phase 2a proof of concept clinical trial and unless we raise the additional funds.

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

We have used multiple CROs for our ongoing clinical trials of PRX302 and expect to rely upon CROs for any future clinical trials. We also rely upon medical institutions, clinical investigators and contract laboratories to conduct our trials in accordance with our clinical protocols and in accordance with applicable legal and regulatory requirements. These third parties play a significant role in the conduct of these trials and the subsequent collection and analysis of data from the clinical trials. There is no guarantee that any such third party will devote adequate time and resources to our clinical trial. If any of our CROs or any other third parties upon which we rely for administration and conduct of our clinical trials do not successfully carry out their contractual duties or obligations or fail to meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or if they otherwise perform in a substandard manner, our clinical trials may be extended, delayed, suspended or terminated, and we may not be able to complete development of and ultimately obtain approval for and successfully commercialize PRX302. We will rely heavily on these third parties for the execution of our ongoing and future clinical trials and will control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on CROs does not relieve us of our regulatory responsibilities.

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

*Even if we obtain and maintain approval for PRX302 from the FDA in either indication, we may never obtain approval for PRX302 outside of the United States, which would limit our market opportunities and adversely affect our business.

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

As of June 30, 2015 we had nine full-time employees and one part-time employee. In addition, we have engaged part-time individual consultants to assist us with establishing accounting systems, managing vendors and CROs, project management, regulatory compliance and business development. We will need to expand our managerial, operational, financial and other resources in order to manage our operations and clinical trials, continue our research and development activities, and commercialize our product candidate. Our management and scientific personnel, systems and facilities currently in place may not be adequate to support our future growth. Our need to effectively manage our operations, growth and various projects requires that we:

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

*If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell any products we may develop, we may not be able to effectively market and sell our products and generate product revenue.

We are developing PRX302 for large patient populations served by urologists and oncologists as well as general practice physicians, which number in the tens of thousands in the United States. Traditional pharmaceutical companies employ groups of sales representatives numbering in the thousands to call on this large of a number of physicians. We do not currently have an organization for the sale, marketing or distribution of PRX302 and we must build this organization or make arrangements with third parties to perform these functions in order to commercialize PRX302 and any future products. We intend to establish (either internally or through a contract sales force) a sales force to sell PRX302, if approved, in the United States. We plan to partner with third parties to commercialize PRX302 outside the United States. The establishment and development of our own sales force or the establishment of a contract sales force to market any products we may develop in the United States will be expensive and time consuming and could delay any product launch, and we cannot be certain that we would be able to successfully develop this capacity. If we are unable to establish our sales and marketing capability or any other non-technical capabilities necessary to commercialize any products we may develop, we will need to contract with third parties to market and sell such products in the United States. We currently possess limited resources and may not be successful in establishing our own internal sales force or in establishing arrangements with third parties on acceptable terms, if at all.

Risks Related to Our Financial Position and Capital Requirements

*We will need to obtain additional financing to complete the development and commercialization of PRX302 and to repay existing debt and we may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our development program or commercialization efforts.

Our operations have consumed substantial amounts of cash since inception. Since inception, we have raised approximately $113 million from the sale of equity securities in private placements and public offerings, $21 million from the issuance of debt securities, and $9 million from the exercise of common share purchase warrants. We will continue to spend substantial amounts to continue clinical development of PRX302, including for the completion of our ongoing Phase 3 clinical trial for the treatment of the symptoms of BPH, the conduct of any future Phase 3 clinical trials for the treatment of the symptoms of BPH, the completion of our ongoing Phase 2a proof of concept clinical trial of PRX302 for the treatment of localized low to intermediate risk prostate cancer and to pay for future required clinical development, and seek regulatory approval for PRX302, to repay our Oxford loan and to launch and commercialize PRX302, if approved.

We expect that our existing cash, together with interest thereon, will only be sufficient to fund our operations through April 2016, assuming that we do not initiate the second Phase 3 clinical trial of PRX302 for the treatment of the symptoms of BPH. However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. For example, our ongoing Phase 3 clinical trial for the treatment of the symptoms of BPH or our ongoing Phase 2a clinical trial for the treatment of localized low to intermediate risk prostate cancer may encounter technical or other issues, or in the case of the Phase 2a clinical trial, enrollment issues that could delay the trial or cause our development costs to increase more than we expected, depleting our cash earlier than expected and jeopardizing our ability to obtain or to use the trials’ results in the absence of additional funding. Any clinical development efforts beyond our ongoing Phase 3 clinical trial in BPH and our ongoing Phase 2a clinical trial in localized low to intermediate risk prostate cancer will require additional funding.

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

We have a limited operating history and we have financed our operations primarily through equity and debt financings and have incurred significant operating losses since our inception. We had a net loss of $30.7 million, $11.1 million, and $21.2 million during the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, we had an accumulated deficit of $115.6 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our shareholders’ equity and working capital. Our losses have resulted principally from costs incurred in our research activities for PRX302. We anticipate that our operating losses will substantially increase over the next several years as we continue development of PRX302, including the conduct of our ongoing and future clinical trials for the treatment of the symptoms of BPH and our ongoing proof of concept clinical trial and future clinical trials for the treatment of localized low to intermediate risk prostate cancer. In addition, if we obtain regulatory approval of PRX302, we may incur significant sales and marketing expenses and outsourced manufacturing expenses, as well as continued development expenses. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or whether or when we will become profitable.

*We have not generated any product revenue and may never become profitable.

Our ability to become profitable depends upon our ability to develop and commercialize PRX302. To date, other than the upfront payment we received from Kissei and the $5.0 million milestone payment we received in April 2013 from Kissei for the achievement of development milestones, we have not generated any revenue from PRX302 and we do not know when, or if, we will generate any future revenue. Our ability to generate future revenue depends on a number of factors, including:

•	successfully completing the clinical development PRX302 in one or both indications;

•	obtaining U.S. and/or foreign regulatory approvals for PRX302 in one or both indications;

•	manufacturing commercial quantities of PRX302 at acceptable costs levels if regulatory approvals are received;

•	achieving broad market acceptance of PRX302 in the medical community and with third-party payors and patients; and

•	creating an internal commercial infrastructure or identifying and entering into one or more strategic collaborations to effectively market and sell PRX302.

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

At June 30, 2015, we had $8.0 million of cash and cash equivalents and $5.2 million in securities available-for-sale. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents since June 30, 2015, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Further dislocations in the credit market may adversely impact the value and/or liquidity of cash equivalents owned by us.

*Fluctuations in foreign currency exchange rates could result in changes in our reported revenues and earnings.

We currently incur expenses denominated in foreign currencies, specifically in connection with our manufacturing and supply agreement with Boehringer Ingelheim RCV GmbH & Co KG for the manufacture of PRX302, for which payments are denominated in euro. In addition, we are utilizing several clinical vendors as part of our first Phase 3 clinical trial for PRX302 which are located in various countries outside of the United States. These clinical vendors invoice us in the local currency of the vendor. We do not engage in foreign currency hedging arrangements for our accounts payable, and, consequently, foreign currency fluctuations may adversely affect our earnings. During the six months ended June 30, 2015 and 2014, 12.3% and 26.5%, respectively, of our operating expenses were denominated in currencies other than the U.S. dollar. Going forward we anticipate that our sales and expenses, if any, will be denominated in the local currency of the country in which they occur. We may decide to manage this risk by hedging our foreign currency exposure, principally through derivative contracts. Even if we decide to enter into such hedging transactions, we cannot be sure that such hedges will be effective or that the costs of such hedges will not exceed their benefits. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the euro, could result in material amounts of cash being required to settle the hedge transactions or could adversely affect our financial results.

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

  Risks Related to Ownership of Our Common Shares

*If we fail to satisfy applicable listing standards, including compliance with the $1.00 minimum bid price requirement and the $10 million stockholders’ equity value requirement, our common stock may be delisted from the NASDAQ Global Market.

On August 3, 2015, we received a letter from the Listing Qualifications Department of The NASDAQ Stock Market notifying us that the consolidated closing bid price of our common stock had been below $1.00 per share for 30 consecutive business days and that we were therefore not in compliance with the minimum bid price requirement for continued listing on the NASDAQ, as set forth in Marketplace Rule 5450(a)(1). The notification from The NASDAQ Stock Market does not have an immediate effect on the listing of our common stock and our common stock will continue to trade on the NASDAQ under the symbol "SPHS".  The NASDAQ Stock Market also stated in its letter that, in accordance with Marketplace Rule 5810(c)(3)(A), we have been provided a grace period of 180 calendar days, or until February 1, 2016, to regain compliance with the minimum consolidated closing bid price requirement for continued listing. Compliance will be regained if our consolidated closing bid price is at or above $1.00 for at least 10 consecutive trading days anytime during the 180-day grace period.

There can be no assurances that we will be able to regain compliance with the minimum consolidated closing bid price requirement or maintain compliance with NASDAQ listing requirements and as of June 30, 2015, we did not meet the $10 million stockholders’ equity value requirement for continued listing on the NASDAQ Global Market. Delisting from the NASDAQ could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities. If our common stock is delisted by the NASDAQ the price of our common stock may decline and our common stock may be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the pink sheets where an investor may find it more difficult to dispose of their common stock or obtain accurate quotations as to the market value of our common stock. Further, if we are delisted, we would incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market.

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

*We are at risk of securities class action litigation.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities.  For example, following our announcement in December 2014 that the IDMC for our ongoing Phase 3 clinical trial completed the planned, protocol-specified administrative analysis of efficacy and found that the predefined efficacy threshold at week 12 was not achieved for patients in the trial, the trading price of our common stock sharply declined.  Due to changes in the volatility of our stock price, we may be the target of securities litigation in the future. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

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

Use of Proceeds

As of June 30, 2015, we have utilized $31.1 million of the net proceeds from our initial public offering on the NASDAQ to fund activities associated with our first Phase 3 clinical trial for PRX302 and our Phase 2a proof of concept clinical trial for low to intermediate risk prostate cancer, $10.6 million for general corporate purposes and $9.6 million for principal and interest payments on our term loan with Oxford Finance LLC.

We intend to use the remainder of the net proceeds to complete our first Phase 3 clinical trial of PRX302, our Phase 2a proof of concept clinical trial for localized low to intermediate risk prostate cancer, and to fund other ongoing clinical development of PRX302, in addition to making monthly principal and interest payments on our term loan with Oxford Finance LLC. We will use any remaining proceeds from the offering for general corporate purposes. The amounts and timing of actual expenditures depend on numerous factors, including the ongoing status of and results from clinical trials as well as any unforeseen cash needs.

Repurchases of Equity Securities

There were no repurchases of equity securities during the second quarter of 2015.

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

SIGNATURES

Pursuant to the requirements of the Securities Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on the 13th day of August 2015.

SOPHIRIS BIO INC.

By:	/s/ Randall E. Woods
Randall E. Woods Chief Executive Officer and President

By:	/s/ Peter T. Slover
Peter T. Slover Chief Financial Officer