Form 10-Q
period 2015-09-30
SOPHIRIS BIO INC.
filed 2015-11-16
CIK 1563855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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

As of November 12, 2015, the registrant had 16,844,736 common shares (no par value) outstanding.

SOPHIRIS BIO INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Sophiris Bio Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

(Unaudited)

	September 30,	December 31,
	2015	2014
Assets:
Current assets:
Cash and cash equivalents	$4,908	$4,123
Securities available-for-sale	4,952	18,572
Other receivables	18	16
Prepaid expenses	1,506	2,825
Total current assets	11,384	25,536
Property and equipment, net	21	36
Other long-term assets	19	19
Total assets	$11,424	$25,591
Liabilities and shareholders’ equity:
Current liabilities:
Accounts payable	$775	$2,633
Accrued expenses	1,245	2,307
Current portion of promissory notes	1,719	598
Total current liabilities	3,739	5,538
Long-term promissory notes	4,035	5,343
Stock-based compensation liability	42	22
Total liabilities	7,816	10,903
Commitments and contingencies
Shareholders’ equity:
Common shares, unlimited authorized shares, no par value; 16,844,736 shares issued and outstanding at September 30, 2015 and December 31, 2014	113,095	113,095
Contributed surplus	17,670	17,053
Accumulated other comprehensive gain	100	99
Accumulated deficit	(127,257)	(115,559)
Total shareholders’ equity	3,608	14,688
Total liabilities and shareholders’ equity	$11,424	$25,591

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sophiris Bio Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Operating expenses:
Research and development	$2,555	$6,710	$8,192	$20,629
General and administrative	921	1,370	2,967	4,316
Total operating expenses	3,476	8,080	11,159	24,945
Other income (expense):
Interest expense	(174)	(175)	(528)	(551)
Interest income	4	10	18	40
Gain on revaluation of warrant liability	—	—	—	49
Other income (expense), net	(9)	21	(29)	(27)
Total other expense	(179)	(144)	(539)	(489)
Net loss	$(3,655)	$(8,224)	$(11,698)	$(25,434)
Basic and diluted loss per share	$(0.22)	$(0.49)	$(0.69)	$(1.54)
Weighted average number of outstanding shares – basic and diluted	16,845	16,845	16,845	16,499
Other comprehensive income (loss):
Unrealized (loss) gain on securities available-for-sale	—	(1)	1	3
Total other comprehensive loss	$(3,655)	$(8,225)	$(11,697)	$(25,431)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 Sophiris Bio Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows used in operating activities
Net loss for the period	$(11,698)	$(25,434)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock-based compensation	637	1,738
Amortization of debt discount	104	155
Depreciation of property and equipment	15	42
Amortization of promissory note issuance costs	—	38
Amortization of discount on securities available-for-sale	3	34
Change in fair value warrant liability	—	(49)
Foreign exchange transaction loss	18	(14)
Other	—	3
Changes in operating assets and liabilities:
Other receivables	(2)	30
Prepaid expenses	1,320	458
Accounts payable	(1,863)	2,422
Accrued expenses	(1,062)	783
Net cash used in operating activities	(12,528)	(19,794)
Cash flows provided by investing activities
Purchases of property and equipment	—	(7)
Maturities of securities available-for-sale	21,669	38,301
Purchases of securities available-for-sale	(8,052)	(17,992)
Net cash provided by investing activities	13,617	20,302
Cash flows (used) provided in financing activities
Issuance of common shares from private placement, net of issuance cost	—	1,891
Payment of issuance costs in connection with public offering	—	(53)
Cash received from the issuance of promissory notes	—	2,362
Principal payments on promissory notes	(291)	(3,361)
Net cash (used) provided in financing activities	(291)	839
Effect of exchange rate changes on cash and cash equivalents	(13)	(12)
Net increase in cash and cash equivalents	785	1,335
Cash and cash equivalents at beginning of period	4,123	14,839
Cash and cash equivalents at end of period	$4,908	$16,174

Supplemental disclosures of non-cash investing and financing activities:
Reclassification of fair value of warrant liability to equity as a result of the amendment of the underlying common share purchase warrants	$—	$834
Value of warrants issued in connection with promissory notes	$—	$124
Change in the fair value of stock-based compensation liability recorded to contributed surplus	$20	$(73)

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

Liquidity

 The condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company expects that its cash, cash equivalents and securities available-for-sale as of September 30, 2015 will be sufficient to fund its operations through the end of April 2016. If the Company is unable to raise additional capital to fund its development program efforts beyond its ongoing clinical trials in sufficient amounts or on terms acceptable to it, the Company may have to significantly delay, scale back or discontinue the development and commercialization of PRX302.

The Company has incurred significant operating losses since inception and has relied on its ability to fund its operations through private and public equity financings and debt financings. The Company incurred net losses of $3.7 million and $11.7 million for the three and nine months September 30, 2015, respectively, and $8.2 million and $25.4 million for the three and nine months ended September 30, 2014, respectively. The Company used $12.5 million of cash in operations for the nine months ended September 30, 2015, and $19.8 million for the nine months ended September 30, 2014. At September 30, 2015 and December 31, 2014, the Company had $9.9 million and $22.7 million, respectively, in cash, cash equivalents and securities available-for-sale. Any clinical development efforts beyond the Company’s completed Phase 3 clinical trial in BPH and its ongoing Phase 2a proof of concept clinical trial in localized low to intermediate risk prostate cancer will require additional funding. The Company has historically financed its operations through public or private equity offerings, debt financings or strategic partnerships and alliances and licensing arrangements, as well as through interest income earned on cash balances. Subject to limited exceptions, the Company’s Loan and Security Agreement with Oxford Finance LLC, or Oxford, prohibits the Company from incurring indebtedness without the prior written consent of Oxford.

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

 Foreign currency

Historically gains and losses resulting from foreign currency translation were recorded in accumulated other comprehensive gain (loss), which is a separate component of stockholders’ equity. Foreign currency transaction gains and losses are recognized as a component of other expense. The Company recorded foreign exchange transaction losses of $9,000 and $29,000 for the three and nine months ended September 30, 2015, respectively, and foreign exchange transaction gains of $21,000 and $166,000 for the three and nine months ended September 30, 2014, respectively.

Cash and cash equivalents

Cash equivalents are short-term, highly liquid investments with an original maturity of three months or less at the date of purchase.

Securities Available-for-Sale

Investments with an original maturity of more than three months when purchased have been classified by management as securities available-for-sale. Such investments are carried at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive gain (loss) in shareholders’ equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. No other-than-temporary impairments were identified for the investment securities held by the Company as of September 30, 2015 or December 31, 2014. The cost of investment securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. The cost of securities sold is based on the specific-identification method. The Company has classified all of its investment securities as available-for-sale, including those with maturities beyond one year, as current assets on the consolidated balance sheets based on the highly liquid nature of the investment securities and because these investment securities are considered available for use in current operations.

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

Effective November 13, 2013, the Company voluntarily delisted from the Toronto Stock Exchange, or TSX. As a result of the delisting from the TSX and the change in the Company’s functional currency to the U.S. dollar, the stock options granted with exercise prices denominated in Canadian dollars are considered dual indexed as defined in Accounting Standards Codification, or ASC, topic 718, “Compensation, Stock Compensation”. As a result, the Company is required to account for these stock options as a liability. Historically these options had been accounted for as equity. The estimated fair value is determined using the Black-Scholes pricing model based on the estimated value of the underlying common shares at the valuation measurement date, the remaining service period of the stock options, risk-free interest rates, expected dividends and expected volatility of the price of the underlying common shares. The fair value of the stock-based compensation liability was $42,000 at September 30, 2015. As the calculated fair value of the stock options at September 30, 2015 was less than the original grant date fair value no additional compensation expense was recorded in the consolidated statement of operations and comprehensive loss. The change in the fair value of the stock-based compensation liability was recorded as an adjustment to Contributed Surplus for ($12,000) and $20,000 for the three and nine months ended September 30, 2015, respectively, and $45,000 and ($73,000) for the three and nine months ended September 30, 2014, respectively.

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

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2014-09, “Revenue from Contracts with Customers”. This guidance is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance is effective for annual reporting periods beginning after December 15, 2017 and early adoption is permitted, but not before annual reporting period beginning after December 15, 2016. In August 2015, FASB issued ASU 2015-14, “Revenue from Contracts with Customers”. The amendments in this update defer the effective date of Update 2014-09 for all entities by one year. The Company will adopt this guidance on January 1, 2018. Companies may use either a full retrospective or a modified retrospective approach to adopt this guidance. The Company is evaluating which transition approach to use and its impact, if any, on its consolidated financial statements.

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

The following diluted securities have been excluded from the computation of diluted weighted-average shares outstanding as of September 30, 2015 and 2014 as the Company recorded a net loss in all periods and therefore they would be anti-dilutive (in thousands):

	September 30, 2015	September 30, 2014
Options to purchase common shares	1,677	1,380
Common share purchase warrants	878	1,001

4.	Securities Available-for-Sale

 Securities available-for-sale consisted of the following as of September 30, 2015 (in thousands):

	September 30, 2015
	Amortized	Unrealized		Estimated
	Cost	Gain	Loss	Fair Value
Commercial paper	$600	$—	$—	$600
U.S. government sponsored enterprise securities	4,352	—	—	4,352
	$4,952	$—	$—	$4,952

The amortized cost and estimated fair value of the Company securities available-for-sale by contractual maturity as of September 30, 2015 are shown below (in thousands):

	September 30, 2015
	Amortized	Unrealized		Estimated
	Cost	Gain	Loss	Fair Value
Within one year	$4,952	$—	$—	$4,952
After one year	—	—	—	—
	$4,952	$—	$—	$4,952

Securities available-for-sale consisted of the following as of December 31, 2014 (in thousands):

	December 31, 2014
	Amortized	Unrealized		Estimated
	Cost	Gain	Loss	Fair Value
Commercial paper	$9,098	$—	$—	$9,098
U.S. government sponsored enterprise securities	6,308	—	—	6,308
Corporate debt securities	3,166	—	—	3,166
	$18,572	$—	$—	$18,572

The amortized cost and estimated fair value of the Company securities available-for-sale by contractual maturity as of December 31, 2014 are shown below (in thousands):

	December 31, 2014
	Amortized	Unrealized		Estimated
	Cost	Gain	Loss	Fair Value
Within one year	$18,572	$—	$—	$18,572
After one year	—	—	—	—
	$18,572	$—	$—	$18,572

5.	Fair value measurement and financial instruments

As of September 30, 2015 the Company has $8.5 million of securities consisting of money market funds, commercial paper, U.S. government sponsored enterprise securities and corporate debt securities with maturities that range from one day to four months with an overall average time to maturity of one and a half months. The Company has the ability to liquidate these investments without restriction. The Company determines fair value for securities with Level 1 inputs through quoted market prices. The Company determines fair value for securities with Level 2 inputs through broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. The Company’s Level 2 securities have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, typically utilizing third party pricing services or other observable market data. The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, and other industry and economic events. The Company’s Level 3 inputs are unobservable inputs based on the Company’s assessment that market participants would use in pricing the instruments.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis for the periods presented (in thousands):

	September 30, 2015	Level 1	Level 2	Level 3
Assets:
Money market funds	$602	$602	$—	$—
Commercial paper	1,750	—	1,750	—
U.S. government sponsored enterprise securities	6,128	—	6,128	—
Total assets	$8,480	$602	$7,878	$—
Liabilities:
Stock-based compensation liability	$42	$—	$—	$42
Total liabilities	$42	$—	$—	$42

	December 31, 2014	Level 1	Level 2	Level 3
Assets:
Money market funds	$99	$99	$—	$—
Commercial paper	12,398	—	12,398	—
U.S. government sponsored enterprise securities	6,308	—	6,308	—
Corporate debt securities	3,166	—	3,166	—
Total assets	$21,971	$99	$21,872	$—
Liabilities:
Stock-based compensation liability	$22	$—	$—	$22
Total liabilities	$22	$—	$—	$22

The Company calculates the fair value of the stock-based compensation liability for those stock options with exercise prices denominated in Canadian Dollars (level 3) at each reporting period utilizing a Black-Scholes pricing model. The following inputs were utilized in the Black-Scholes pricing model:

	September 30, 2015	December 31, 2014
Stock price at the end of each reporting period	$0.85	$0.54
Weighted average exercise price	$13.61	$15.83
Risk-free interest rate	0.59%	0.88%
Volatility	136.21%	138.38%
Dividend yield	0.00%	0.00%
Expected life in years	1.78	2.49
Calculated fair value per stock option	$0.18	$0.10

The following table presents a reconciliation of the stock-based compensation liability measured at fair value using unobservable inputs (Level 3) (in thousands):

	Nine Months Ended September 30,
	2015	2014
Liabilities:
Balance at beginning of period	$22	$202
Change in fair value of stock-based compensation liability recorded as an adjustment to contributed surplus	20	(73)
Balance at end of period	$42	$129

The Company recognizes transfers into and out of levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstances that caused the transfer occurs. There were no transfers of assets or liabilities between the fair value measurement classifications.

6.	Prepaid expenses

Prepaid expenses as of September 30, 2015 and December 31, 2014 consisted of the following (in thousands):

	September 30,	December 31,
	2015	2014
Prepaid insurance	$370	$280
Prepaid research and development expenses	1,088	2,506
Other prepaid expenses	48	39
	$1,506	$2,825

As of September 30, 2015 and December 31, 2014, prepaid research and development expenses includes $1.1 million and $2.5 million, respectively for upfront fees paid to the Company’s clinical research organizations assisting with the ongoing clinical trials. The upfront fees will be relieved in future periods based upon work completed.

7.	Accrued expenses

Accrued expenses as of September 30, 2015 and December 31, 2014 consisted of the following (in thousands):

	September 30,	December 31,
	2015	2014
Accrued personnel related costs	$525	$846
Accrued interest	45	48
Accrued research and development expenses	338	1,279
Other accrued expenses	337	134
	$1,245	$2,307

8.	Promissory notes

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

As of September 30, 2015, the Company was in compliance with all covenants under the loan.

As of September 30, 2015, the future contractual principal and final fee payments on the Company’s debt obligation are as follows (in thousands):

Year 1	$1,843
Year 2	2,026
Year 3	2,141
Total	$6,010

The following table summarizes interest expense (in thousands) for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Simple interest	$139	$143	$424	$358
Amortization of debt discount	35	32	104	155
Amortization of promissory notes issuance costs	-	-	-	38
	$174	$175	$528	$551

The Company calculated the fair value of the secured promissory notes as $5.6 million (Level 3) as of September 30, 2015. The fair value of long-term debt is based on the net present value of calculated interest and principal payments, using an interest rate of 9.5%, which takes into consideration the financial position of the Company and the recent interest rate environment for new debt issuances for comparable companies. The fair value of this equity component was derived using the Black-Scholes valuation model. The Company calculated the promissory notes’ fair value by allocating to equity and the debt based on their respective fair values.

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

Under the Purchase Agreement, on any trading day on which the closing sale price of the Company’s common shares exceeds $2.00, the Company has the right, in its sole discretion, to present Aspire Capital with a purchase notice, directing Aspire Capital (as principal) to purchase up to 100,000 of the Company’s common shares, per trading day, provided that the aggregate price of each such purchase shall not exceed $1,000,000 per trading day. The Company can direct Aspire Capital to purchase an additional $13 million of the Company’s common shares over the remaining 14 months of the Purchase Agreement. Future purchases under the Purchase Agreement will be at a per share price equal to the lesser of:

•	the lowest sale price of the Company’s common shares on the purchase date; or

•

the arithmetic average of the three lowest closing sale prices for the Company’s common shares during the ten consecutive trading days ending on the trading day immediately preceding the purchase date.

Other than the initial purchase completed under the Purchase Agreement, there were no sales of common shares to Aspire Capital from May 16, 2014 through September 30, 2015. During the nine months ended September 30, 2015 the Company’s stock price has been below the $2.00 floor price and therefore the Company was unable to sell shares to Aspire Capital during this period.

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

  The Company recognized stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Research and development	$57	$182	$211	$528
General and administrative	126	403	426	1,210
Total	$183	$585	$637	$1,738

  As of September 30, 2015 there was $0.3 million of total unrecognized compensation expense related to non-vested stock awards. As of September 30, 2015 the Company expects to recognize these costs over a weighted average period of less than one year.

 The following table summarizes stock option activity, including options issued to employees, directors and non-employees (in thousands, except per share):

		Weighted
	Options	average
	outstanding	exercise price
Outstanding at January 1, 2015	1,378	$6.65
Options granted	303	0.54
Options expired	(4)	29.16
Outstanding at September 30, 2015	1,677	$5.52

  The total amounts of options outstanding at September 30, 2015 include options with exercise prices denominated in Canadian dollars and U.S. dollars. The Canadian dollar amounts have been converted to U.S. dollars for purposes of the weighted average exercise price calculation using the grant date exchange rate for each Canadian dollar denominated option.

  The fair values of options granted during the nine months ended September 30, 2015 and 2014 were estimated at the date of grant using the following weighted-average assumptions:

	Nine Months Ended September 30,
	2015	2014
Expected life of the option term (years)	3.5	3.7
Risk-free interest rate	0.99%	1.2%
Dividend rate	0%	0%
Volatility	128.4%	76.2%
Forfeiture rate	4.7%	5.3%

11.	NASDAQ Listing

Minimum Stockholders’ Equity Requirement

The Company received a letter dated August 18, 2015 from the Listing Qualifications Department of The NASDAQ Stock Market, or NASDAQ, notifying the Company that it did not meet the minimum stockholders’ equity requirement for continued listing set forth in NASDAQ Listing Rule 5450(b)(1)(A). Under the NASDAQ listing rules, the Company had 45 calendar days to submit a Compliance Plan (“Plan”) to regain compliance with the minimum stockholder’s equity requirement.

On October 1, 2015, the Company submitted its plan to NASDAQ. On October 7, 2015, NASDAQ informed the Company that its plan was not sufficient for the Company to continue listing on The NASDAQ Global Market but NASDAQ noted that the Company could apply for listing on The NASDAQ Capital Market assuming the Company met the requirements for listing on The NASDAQ Capital Market.

The Company submitted an application to NASDAQ for listing on The NASDAQ Capital Market on October 14, 2015. On October 22, 2015, the Company received approval from NASDAQ to transfer the listing of the Company’s common stock from The NASDAQ Global Market to The NASDAQ Capital Market. This transfer will be effective at the opening of business on October 26, 2015. The NASDAQ Capital Market is a continuous trading market that operates in substantially the same manner as The NASDAQ Global Market and listing companies must meet certain financial requirements and comply with NASDAQ’s corporate governance requirements. The Company’s common stock will continue to trade under the symbol “SPHS.”

Minimum Bid Price

On August 3, 2015, the Company received a letter from the Listing Qualifications Department of NASDAQ notifying the Company that the consolidated closing bid price of the Company’s common stock had been below $1.00 per share for 30 consecutive business days and that the Company was therefore not in compliance with the minimum bid price requirement for continued listing on The NASDAQ Global Market, as set forth in Marketplace Rule 5450(a)(1). The transfer of the Company’s listing to The NASDAQ Capital Market does not impact this deficiency.

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

All dollar amounts are expressed in U.S. dollars unless otherwise noted. All amounts that are expressed on an as-converted from Canadian dollar to U.S. dollar basis are calculated using the conversion rate as of September 30, 2015 unless otherwise noted.

 Overview

Background

We are a clinical-stage biopharmaceutical company focused on developing innovative products for the treatment of urological diseases. We are headquartered in San Diego, California and our common shares currently trade on The NASDAQ Capital Market. We are currently developing PRX302 as a treatment for the symptoms of benign prostatic hyperplasia, or BPH, commonly referred to as an enlarged prostate and as a treatment for localized low to intermediate risk prostate cancer. In 2004, we licensed exclusive rights to PRX302 from UVIC Industry Partnerships Inc., or UVIC, and The Johns Hopkins University, or Johns Hopkins, for the treatment of prostate cancer. In 2009, we licensed exclusive rights to PRX302 from UVIC and Johns Hopkins for the treatment of the symptoms of benign prostatic hyperplasia (BPH, enlarged prostate). In April 2010, we entered into an exclusive license agreement with Kissei Pharmaceuticals Co., Ltd., or Kissei, pursuant to which we granted Kissei the right to develop and commercialize PRX302 in Japan for the treatment of the symptoms of BPH, prostate cancer, prostatitis or other diseases of the prostate.

In October 2013 we initiated our initial Phase 3 clinical trial, which we often refer to as the “PLUS-1” trial, of PRX302 for the treatment of the lower urinary tract symptoms of BPH. The Phase 3 “PLUS-1” trial is an international, multicenter, randomized, double-blind, and vehicle-controlled trial to assess the efficacy and safety of a single intraprostatic administration of PRX302 (0.6 µg/g prostate) for the treatment of BPH. Patients were randomized in a 1:1 ratio to either PRX302 or vehicle-only injection, and then monitored for one year. A total of 479 patients with moderate to severe BPH were enrolled and dosed by September 2014. The 52-week completion rate was 91.9%, with a similar number of premature withdrawals from study for the PRX302 group (8.8%) vs. the vehicle group (7.5%). On average, the injection itself was completed in less than four minutes. This Phase 3 clinical trial uses the International Prostate Symptom Score, or IPSS, outcome measure evaluated over 52 weeks as the primary endpoint. Secondary endpoints include Qmax (maximum urine flow) change from baseline over 52 weeks

Treatment groups were well balanced at baseline, including average IPSS total score (21.2 points both groups), Qmax (maximum urine flow) (9.5 mL/sec both groups), total prostate volume (49.8 mL for PRX302 vs. 48.1 mL vehicle), prior BPH treatment (55.2% PRX302 vs. 55.1% vehicle), and quality of life (4.5 points both groups, “mostly dissatisfied” to “unhappy” with current urinary condition)..

On November 10, 2015, we announced final results from this trial. PRX302 demonstrated a statistically significant  improvement in International Prostate Symptom Score (IPSS) total score from baseline over 12 months compared to the vehicle-only control group (7.60 vs. 6.58 point overall improvement; p = 0.043), the primary endpoint of the study. PRX302 continues to demonstrate a favorable safety profile, with no evidence of any treatment related sexual or cardiovascular side effects.

The primary efficacy endpoint of the IPSS total score change from baseline over 52 weeks was analyzed, per guidance from the FDA, using the repeated measures linear mixed model applied to the modified intent-to-treat population of every patient randomized and dosed with study drug. The 7.60-point overall improvement for the PRX302 group was statistically significantly superior to the 6.58 point improvement in the vehicle-only group (p = 0.043).

In a secondary efficacy analysis of IPSS total score using an ANCOVA model and LOCF (Last Observation Carried Forward) to impute missing post-baseline data, the improvement in IPSS for PRX302 was well sustained over the 52 weeks following the single administration. The maximal effect of 8.31 points improvement in IPSS vs vehicle 6.89 points (p = 0.012) was achieved at Week 18 with 8.04 points of improvement for PRX302 still remaining at Week 52 vs 6.64 points for patients treated with vehicle only (p = 0.022) representing an end-of-study preservation of 97% of the peak benefit.

Secondary efficacy endpoints included analysis of Qmax (maximum urine flow) change from baseline over 52 weeks by the repeated measures linear mixed model, which showed overall improvement of 1.77 mL/sec for PRX302, representing a statistical trend that narrowly missed statistical significance (p = 0.055) compared to the vehicle group.

An additional efficacy endpoint was the patient self-assessment of disease-specific Quality of Life. On the 0 to 6 point Quality of Life (QOL) from the IPSS questionnaire, the PRX302 average change from the 4.5 point baseline was a sustained 1.6 to 1.7 points improvement from Weeks 18 through 52, which was statistically significantly superior to vehicle for every post-baseline visit beginning at Week 18 (reaching p = 0.004).

PRX302 treatment was generally well-tolerated, and no patient was withdrawn from the trial or had their study drug injection altered because of an adverse event (AE). The safety profile was consistent with that reported in the TRIUMPH Phase 2 trial published in the Journal of Urology in April 2013. Adverse events occurring in >5% of patients treated with PRX302 regardless of assessed relatedness to study treatment are set forth in the table below. These adverse events are not unexpected manifestations of the intraprostatic cellular destruction and resultant inflammation integral to the PRX302 mechanism of action. The median duration for each of these adverse events was typically less than one day. In general, these adverse events were mild or moderate, transient, began within the first few days after treatment (primarily on the same day as the study drug injection) and were resolved without consequences.

	Vehicle (N=240)		PRX302 (N=239)
Adverse Event(1)	n (%)		n (%)
Dysuria (e.g., burning, pain, or discomfort on urination)	20	(8.3)	48	(20.1)
Haematuria (microscopic or visible red blood cells in urine)	36	(15.0)	45	(18.8)
Pollakiuria (frequent urination)	14	(5.8)	23	(9.6)
Pyrexia (fever)	10	(4.2)	21	(8.8)
Perineal Pain	13	(5.4)	21	(8.8)

1(MedDRA Dictionary Preferred Terms)

The incidence of serious AEs (SAEs) was similar in both treatment groups. There were two SAEs assessed by the Investigator as at least possibly related to treatment for PRX302 and one such SAE for vehicle. The PRX302-related SAEs were moderate events of “acute non-infectious prostatitis” and “fever following prostate procedure” not unexpected manifestations of the intraprostatic cellular destruction and resultant inflammation integral to the PRX302 mechanism of action. The vehicle-related SAE was a mild event of “urinary tract infection.”

In order to seek regulatory approval for PRX302 for the treatment of the symptoms of BPH, we will be required to conduct a second Phase 3 clinical trial and we do not expect to commence any additional Phase 3 clinical trials unless we raise the additional funds required to conduct the second Phase 3 clinical trial.

In May 2015 we initiated a Phase 2a proof of concept clinical trial of PRX302 for the treatment of localized low to intermediate risk prostate cancer. PRX302 has been engineered to be activated by enzymatically active prostate specific antigen (PSA), which is found in the transition zone of the prostate as well as in prostate cancer cells. The highly targeted mechanism by which PRX302 selectively destroys prostate tissue in BPH also makes PRX302 a promising treatment approach for localized prostate cancer. The study utilizes previously obtained MRI images mapped to real time 3D ultrasound to target the delivery of PRX302 directly into and around a pre-identified clinically significant tumor. The study is being conducted at a single center well known for the focal treatment of prostate cancer in the UK. Although the primary objective of the study is to assess safety and tolerability, potential efficacy will be assessed by biopsy after six months.

To date, a total of 17 patients with clinically significant, localized low to intermediate risk prostate cancer have been enrolled in the ongoing Phase 2a proof of concept study. The Company expects to have initial data on histological and MRI changes after six months for approximately half the patients in early 2016 and final data on all patients in the second quarter of 2016.

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

Essentially all of our research and development expenses related to the development of PRX302 during the three and nine months ended September 30, 2015 and 2014. We recognized research and development expenses as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Clinical research and development	$2,396	$6,074	$7,509	$17,165
Pre-clinical research and development	1	-	1	2
Manufacturing	101	454	471	2,934
Stock-based compensation expense	57	182	211	528
	$2,555	$6,710	$8,192	$20,629

At this time, due to the risks inherent in the clinical trial process and given the stage of our product development program, we are unable to estimate with any certainty the costs we will incur in the continued development of PRX302 for potential approval and commercialization. Clinical development timelines, the probability of success and development costs can differ materially from expectations. However, we do expect our research and development expenses to continue for the foreseeable future as we advance PRX302 through clinical development. The process of conducting clinical trials necessary to obtain regulatory approval is costly and time consuming. Any failure by us or delay in completing clinical trials, or in obtaining regulatory approvals, could lead to increased research and development expense and, in turn, have a material adverse effect on our results of operations.

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

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the revenues and expenses incurred during the reported periods. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. There were no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2015.

Results of Operations

Comparison of the three months ended September 30, 2015 and 2014

The following table summarizes the results of our operations for the three months ended September 30, 2015 and 2014, together with the changes in those items in dollars (in thousands):

	Three Months Ended September 30,		Change
	2015	2014	2015 vs. 2014
Research and development expenses	$2,555	$6,710	$(4,155)
General and administrative expenses	921	1,370	(449)
Interest expense	(174)	(175)	1
Interest income	4	10	(6)
Other income (expense), net	(9)	21	(30)

Research and development expenses. Research and development expenses were $2.6 million in the three months ended September 30, 2015 compared to $6.7 million in the three months ended September 30, 2014. The decrease in research and development costs is attributable to the following:

●

a $3.9 million decrease in clinical costs associated with our Phase 3 PLUS-1 clinical trial of PRX302 as the trial is in its final stages, specifically a $2.2 million decrease for patient visits to our clinical site investigators as sites have completed the final patient visits, a $0.4 million decrease in costs associated with our clinical research organizations, $0.1 million decrease in clinical supply management and $1.2 million decrease primarily in costs associated with the startup, training and travel for our Phase 3 PLUS-1 clinical trial, and

●	a $0.4 million decrease in the costs associated with manufacturing activities for PRX302.

These decreases are partially offset by an increase of $0.3 million for costs associated with our Phase 2a proof of concept clinical trial for low to intermediate risk prostate cancer which initiated enrollment in May 2015.

Research and development expenses included stock-based compensation expenses of $0.1 million for the three months ended September 30, 2015 compared to $0.2 million for the three months ended September 30, 2014.

General and administrative expenses. General and administrative expenses were $0.9 million in the three months ended September 30, 2015 compared to $1.4 million for the three months ended September 30, 2014. The decrease from the three months ended September 30, 2014 to the three months ended September 30, 2015 is primarily due to the decrease in non-cash stock-based compensation expense of $0.3 million. The decrease in the non-cash stock-based compensation expense is primarily associated with stock options granted to employees and directors in October 2013. As we utilize the graded amortization method to expense the fair value of our stock options, the expense recorded for the stock options decreases over the vesting period and therefore the expense for our October 2013 grants decreased from the three months ended September 30, 2014 to the three months ended September 30, 2015. An additional $0.1 million decrease is associated with decreases in personnel, legal and accounting expenses.

Interest expense. Interest expense was $0.2 million in the three months ended September 30, 2015 and 2014.

Interest income. Interest income was $4,000 for the three months ended September 30, 2015 compared to $10,000 in the three months ended September 30, 2014. The decrease is due to the decrease in the average balances of our interest-bearing cash and investment accounts from period to period.

Other income (expense). Other expense was $9,000 for the three months ended September 30, 2015 compared to other income of $21,000 for the three months ended September 30, 2014. This change was primarily due to an increase in foreign exchange losses associated with foreign currency transactions.

Comparison of the nine months ended September 30, 2015 and 2014

The following table summarizes the results of our operations for the nine months ended September 30, 2015 and 2014, together with the changes in those items in dollars (in thousands):

	Nine Months Ended September 30,		Change
	2015	2014	2015 vs. 2014
Research and development expenses	$8,192	$20,629	$(12,437)
General and administrative expenses	2,967	4,316	(1,349)
Interest expense	(528)	(551)	23
Interest income	18	40	(22)
Gain on revaluation of warrant liability	—	49	(49)
Other expense	(29)	(27)	(2)

Research and development expenses. Research and development expenses were $8.2 million in the nine months ended September 30, 2015 compared to $20.6 million in the nine months ended September 30, 2014. The decrease in research and development costs is attributable to the following:

●

a $9.9 million decrease in clinical costs associated with our Phase 3 PLUS-1 clinical trial of PRX302 as the trial is in its final stages, specifically a $2.0 million decrease in patient recruitment as enrollment was completed in September 2014, a $4.2 million decrease for patient visits to our clinical site investigators as sites have completed the final patient visits, a $0.7 million decrease in cost associated with our clinical research organizations, a $0.3 million decrease in clinical supply management and a $2.7 million decrease primarily in costs associated with the startup, training and travel for our Phase 3 PLUS-1 clinical trial;

●	a $2.6 million decrease in the costs associated with manufacturing activities for PRX302;

●

a $0.3 million decrease in stock-based compensation expense. Research and development expenses included stock-based compensation expenses of $0.2 million for the nine months ended September 30, 2015 as compared to $0.5 million for the nine months ended September 30, 2014, and;

●	a $0.2 million decrease in personnel related costs.

These decreases are partially offset by an increase of $0.7 million for costs associated with our Phase 2a proof of concept clinical trial for low to intermediate risk prostate cancer.

General and administrative expenses. General and administrative expenses were $3.0 million in the nine months ended September 30, 2015 compared to $4.3 million for the nine months ended September 30, 2014. The decrease from the nine months ended September 30, 2014 to the nine months ended September 30, 2015 is primarily due to a decrease in non-cash stock-based compensation expense of $0.8 million. The decrease in the non-cash stock-based compensation expense is primarily associated with stock options granted to employees and directors in October 2013. As we utilize the graded amortization method to expense the fair value of our stock options, the expense recorded for the stock options decreases over the vesting period and therefore the expense for our October 2013 grants decreased from the nine months ended September 2014 to the nine months ended September 2015. An additional $0.5 million decrease is associated with decreases in personnel, legal and consulting expenses.

Interest expense. Interest expense was $0.5 million in the nine months ended September 30, 2015 compared to $0.6 for the nine months ended September 30, 2014.

Interest income. Interest income was $18,000 for the nine months ended September 30, 2015 compared to $40,000 in the nine months ended September 30, 2014. The decrease is due to the decrease in the average balances of the interest-bearing cash and investment accounts from period to period.

Gain on revaluation of warrant liability. Gain on revaluation of the warrant liability was $49,000 for the nine months ended September 30, 2014. The non-cash gain is associated with the change in the fair value of our outstanding warrants with exercise prices denominated in Canadian dollars. All of our outstanding warrants with exercise prices denominated in Canadian dollars expired in March 2015.

Other expense. Other expense was $29,000 for the nine months ended September 30, 2015 compared to $27,000 for the nine months ended September 30, 2014. This change was primarily due to an increase in foreign exchange losses associated with foreign currency transactions.

Liquidity and Capital Resources

Overview

Since our inception, our operations have been primarily financed through public and private equity sales, debt financing and payments from Kissei. Since inception, we have devoted our resources to funding and conducting research and development programs, including discovery research, preclinical studies and clinical trial activities.

At September 30, 2015, we had cash, cash equivalents and securities available-for-sale of $9.9 million and net working capital of $7.6 million. We expect that our cash, cash equivalents and securities available-for-sale as of September 30, 2015 will be sufficient to fund our operations through the end of April 2016, assuming that we do not initiate any additional clinical development of PRX302. We will need to identify additional capital to fund a second Phase 3 clinical trial of PRX302 for the treatment of the symptoms of BPH and for any future clinical development of PRX302 for the treatment of localized prostate cancer beyond our ongoing Phase 2a proof of concept clinical trial.

In May 2014 we entered into a common stock purchase agreement with Aspire Capital Fund, LLC, or Aspire Capital which provides that Aspire Capital is committed to purchase up to an aggregate of $15.0 million of our common shares over the approximately 30 month term of the agreement. Upon the execution of the agreement, we sold to Aspire Capital 604,230 common shares which resulted in net proceeds of $1.9 million. Over the remaining 14 months, we have the right, subject to certain limitations including but not limited to our closing stock price not falling below $2.00 on the date of any directed purchase, to direct Aspire Capital to purchase up to an additional $13 million of our common shares. There were no additional sales of common shares to Aspire Capital as of September 30, 2015.

Future Operations

We have devoted substantial resources to developing PRX302, protecting and enhancing our intellectual property and providing general and administrative support for these activities. We have not generated any revenue from product sales and, to date, have funded our operations primarily through public and private equity security sales, debt financings and payments from Kissei.

We will require significant additional capital to complete development of PRX302.

Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:

•	progress in, and the costs of, our clinical trials, including our additional Phase 3 clinical trial for BPH, preclinical studies and other research and development activities for PRX302;

•	the costs and timing of regulatory approvals;

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

NASDAQ Listing

Minimum Stockholders’ Equity Requirement

On August 18, 2015, we received a letter dated from the Listing Qualifications Department of The NASDAQ Stock Market, or NASDAQ, notifying us that we did not meet the minimum stockholders’ equity requirement for continued listing set forth in NASDAQ Listing Rule 5450(b)(1)(A). Under the NASDAQ listing rules, we had 45 calendar days to submit a Compliance Plan (“Plan”) to regain compliance with the minimum stockholder’s equity requirement.

On October 1, 2015, we submitted our plan to NASDAQ. On October 7, 2015, NASDAQ informed us that our plan was not sufficient for us to continue listing on The NASDAQ Global Market but NASDAQ noted that we could apply for listing on The NASDAQ Capital Market assuming the Company met the requirements for listing on The NASDAQ Capital Market.

We submitted an application to NASDAQ for listing on The NASDAQ Capital Market on October 14, 2015. On October 22, 2015, we received approval from NASDAQ to transfer the listing of the Company’s common stock from The NASDAQ Global Market to The NASDAQ Capital Market. This transfer will be effective at the opening of business on October 26, 2015. The NASDAQ Capital Market is a continuous trading market that operates in substantially the same manner as The NASDAQ Global Market and listing companies must meet certain financial requirements and comply with NASDAQ’s corporate governance requirements. Our common stock will continue to trade under the symbol “SPHS”.

Minimum Bid Price

On August 3, 2015, we received a letter from the Listing Qualifications Department of The NASDAQ Stock Market, notifying us that the consolidated closing bid price of our common stock had been below $1.00 per share for 30 consecutive business days and that we were therefore not in compliance with the minimum bid price requirement for continued listing on The NASDAQ Global Market, as set forth in Marketplace Rule 5450(a)(1). The transfer of our listing to The NASDAQ Capital Market does not impact this deficiency.

NASDAQ stated in its August 3rd letter that, in accordance with Marketplace Rule 5810(c)(3)(A), we have been provided a grace period of 180 calendar days, or until February 1, 2016, to regain compliance with the minimum consolidated closing bid price requirement for continued listing. Compliance will be regained if our consolidated closing bid price is at or above $1.00 for at least 10 consecutive trading days anytime during the 180-day grace period.

Cash Flows

The following table shows a summary of our cash flows for the nine months ended September 30, 2015 and 2014 (in thousands):

	Nine Months Ended September 30,
	2015	2014
Net cash provided by (used in):
Operating activities	$(12,528)	$(19,794)
Investing activities	13,617	20,302
Financing activities	(291)	839
Effect of exchange rate changes on cash and cash equivalents	(13)	(12)
Net increase in cash and cash equivalents	$785	$1,335

Operating Activities

Net cash used in operating activities decreased to $12.5 million for the nine months ended September 30, 2015 compared to $19.8 million for the nine months ended September 30, 2014. The decrease in net cash used in operating activities was primarily due to the net cash outflow impact of the decrease in our net loss from period to period. The decrease in our net loss from the nine months ended September 30, 2014 to the nine months ended September 30, 2015 is primarily a result of the decrease in our research and development expenses associated with our Phase 3 clinical trial for the treatment of the symptoms of BPH as the trial is entering its final stages and a decrease in costs associated with manufacturing activities of PRX302.

 Investing Activities

Net cash provided by investing activities was $13.6 million for the nine months ended September 30, 2015, compared to $20.3 million net cash used in investing activities for the nine months ended September 30, 2014. The net cash provided by investing activities during both the nine months ended September 30, 2015 and the nine months ended September 30, 2014 represents the usage of the proceeds from the maturity of securities classified as available-for-sale to fund our operations and, to a lesser extent, to purchase securities with maturities less than 90 days which are classified as cash and cash equivalents.

Financing Activities

Net cash used by financing activities was $0.3 million for the nine months ended September 30, 2015, compared to $0.8 million net cash provided by financing activities for the nine months ended September 30, 2014. The $0.3 million of cash used in financing activities for the nine months ended September 30, 2015 relates to principal payments on our loan with Oxford. The cash provided by financing activities for the nine months ended September 30, 2014 reflects the proceeds of $1.9 million, net from the common share purchase by Aspire Capital and cash received from Oxford of $2.4 million from our loan. These funds are offset by the settlement of our outstanding principal of $3.4 million due under the original loan.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements (as defined by applicable SEC regulations) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2014-09, “Revenue from Contracts with Customers”. This guidance is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance is effective for annual reporting periods beginning after December 15, 2017 and early adoption is permitted, but not before annual reporting period beginning after December 15, 2016. In August 2015, FASB issued ASU 2015-14, “Revenue from Contracts with Customers”. The amendments in this Update defer the effective date of Update 2014-09 for all entities by one year. We will adopt this guidance on January 1, 2018. Companies may use either a full retrospective or a modified retrospective approach to adopt this guidance. We are evaluating which transition approach to use and its impact, if any, on its consolidated financial statements.

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

Our primary market risk is the exposure to foreign currency exchange rate fluctuations. This risk arises from our holdings of foreign currency denominated accounts payable. Changes in foreign currency exchange rates can create foreign exchange gains or losses to us. We do not engage in foreign currency hedging arrangements for our accounts payable, and, consequently, foreign currency fluctuations may adversely affect our earnings. During the nine months ended September 30, 2015 and 2014, 10.8% and 18.1%, respectively, of our operating expenses were denominated in currencies other than the U.S. dollar. We have minimal direct exposure to interest rate risks as we do not have variable rate financial liabilities. In addition, our Oxford loan has a fixed interest rate of 9.504% therefore fluctuations in interest rates do not have an effect on the total outstanding principal due.

We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment activities is to preserve principal and liquidity. To achieve this objective, we invest in a money market fund and high quality marketable debt instruments of corporations, financial institutions and government sponsored enterprises with contractual maturity dates of generally less than three years. We do not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt. If a 10% change in interest rates were to have occurred on September 30, 2015, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

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

As of September 30, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2015.

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

We are at an early stage of development of our product candidate, PRX302, for the treatment of the lower urinary tract symptoms of benign prostatic hyperplasia, or BPH and for the treatment of localized low to intermediate risk prostate cancer. We have not completed the development of any product candidates and, accordingly, have not begun to commercialize, or generate any product revenues from any product candidate. PRX302 requires significant additional clinical testing and investment prior to seeking marketing approval for either the treatment of BPH or for the treatment of prostate cancer. We initiated a Phase 2a proof of concept clinical trial of PRX302 for the treatment of localized low to intermediate risk prostate cancer in May 2015. On November 10, 2015 we announced final results from our Phase 3 "PLUS-1" study of PRX302 as a treatment for lower urinary tract symptoms of BPH, enlarged prostate. However, in order to seek regulatory approval for the treatment of the symptoms of BPH, we would be required to conduct a second Phase 3 clinical trial and we do not expect to commence any additional Phase 3 clinical trials unless we raise the additional funds required to conduct the second Phase 3 clinical trial. In order to seek regulatory approval for the treatment of localized low to intermediate risk prostate cancer, we would be required to conduct multiple additional clinical trials and we do not expect to commence any additional clinical trials in this indication without receiving favorable results from the ongoing Phase 2 proof of concept clinical trial and unless we raise the additional funds. A commitment of substantial resources by us and potential partners will be required to conduct additional clinical trials for PRX302 to meet applicable regulatory standards, obtain required regulatory approvals, and to successfully commercialize this product candidate for the treatment in either indication. PRX302 is not expected to be commercially available for either indication for several years, if at all.

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

*The clinical trial protocol and design for our completed and any additional future Phase 3 clinical trials of PRX302 may not be sufficient to allow us to submit a BLA to the FDA in the indication of lower urinary tract symptoms of BPH or demonstrate safety or efficacy at the level required by the FDA for product approval.

Our initial Phase 3 clinical trial in the treatment of lower urinary tract symptoms of BPH and any additional Phase 3 clinical trial of PRX302 in this indication use the International Prostate Symptom Score, or IPSS, outcome measure evaluated at total change from baseline over 52 weeks as the primary endpoint. Secondary endpoints include Qmax (maximum urine flow) change from baseline (maximum urine flow) over 52 weeks. The IPSS outcome measure, which is a validated primary efficacy endpoint used to assess the treatment benefit in BPH clinical trials, is a patient recorded, composite assessment that takes into account factors such as ability to empty the bladder, frequency of urination, intermittency of urination and the urgency of urination. The IPSS outcome measure is subjective in nature and requires patients in the trial to accurately and retroactively assess numerous symptoms. The subjective nature of the IPSS outcome measure may make efficacy more difficult to demonstrate than for clinical trials for therapies that can show objective measures of efficacy.

We have not requested a special protocol assessment, or SPA, which drug development companies sometimes use to obtain an agreement with the FDA concerning the design and size of a clinical trial intended to form the primary basis of an effectiveness claim. Without the concurrence of the FDA on an SPA or otherwise, we cannot be certain that the design, conduct and data analysis approach for our initial Phase 3 clinical trial and any future Phase 3 clinical trials will generate data sufficient to establish the effectiveness of PRX302 for treatment of BPH symptoms to the FDA’s satisfaction, and therefore allow us to submit or receive approval of a Biologics License Application, or BLA for PRX302. If the FDA requires us, or we otherwise determine, to amend our protocols, change our clinical trial designs, increase enrollment targets or conduct additional clinical trials, our ability to obtain regulatory approval on the timeline we have projected would be jeopardized and we could be required to make significant additional expenditures related to clinical development.

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

*Our clinical trials may fail to adequately demonstrate safety and efficacy of PRX302 for either indication being pursued. Failure to meet the safety or efficacy standards for the trial would prevent or delay regulatory approval and commercialization.

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

We have recently announced the final results from our initial Phase 3 clinical trial of PRX302 for the treatment of lower urinary tract symptoms of BPH and we are currently considering an additional Phase 3 clinical trial for PRX302 to examine whether PRX302 will effectively relieve BPH symptoms as measured at 52 weeks following treatment, which second trial will be required by the FDA before we can seek marketing approval of PRX302 in this indication. The results of the initial Phase 3 clinical trial may not be predictive of the second required Phase 3 clinical trial in the same indication. Further, even if we meet the primary and secondary endpoints in both trials, if PRX302 is slow to achieve effectiveness, this may limit its commercial potential relative to therapies that demonstrate more immediate effect on lower urinary tract symptoms, or LUTS. The FDA has not agreed upon the amount of IPSS treatment effect that must be demonstrated in the required Phase 3 clinical trials in order for marketing approval to be granted. If any of the clinical trials of PRX302 for the treatment of lower urinary tract symptoms of BPH fail to demonstrate sufficient safety and efficacy, we would experience potentially significant delays in, or be required to abandon our development program, which would have a material and adverse impact on our business, prospects, financial condition and results of operations.

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

Undesirable side effects caused by PRX302 could cause us or regulatory authorities to interrupt, delay, suspend or terminate clinical trials and could result in a more restrictive label or the delay or denial of marketing approval by the FDA or other regulatory authorities. This, in turn, could limit or prevent us from commercializing PRX302 and generating revenues from its sale. The most common adverse events observed in patients who received PRX302 in our initial Phase 3 clinical trial for the treatment of lower urinary tract symptoms of BPH that were potentially attributable to PRX302 included painful urination, the presence of red blood cells in urine, frequent urination and urinary urgency, fever, and perineal pain. Each of the foregoing adverse events occurred in greater than 5% of the PRX302 population. Further, the incidence of serious AEs, or SAEs, was similar in patients treated with PRX302 and vehicle. There were two SAEs assessed by the investigator as at least possibly related to treatment for PRX302 and one such SAE for vehicle. The PRX302-related SAEs were moderate events of “acute non-infectious prostatitis” and “fever following prostate procedure” not unexpected manifestations of the intraprostatic cellular destruction and resultant inflammation integral to the PRX302 mechanism of action. The vehicle-related SAE was a mild event of “urinary tract infection.” Results from our clinical trials could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of PRX302 for its targeted indication. Further, such side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may have a material and adverse impact on our business, prospects, financial condition and results of operations.

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

Delays in the commencement or completion of clinical testing could significantly impact our product development costs and could result in the need for additional financing. Although we have completed the first of two required Phase 3 clinical trials of PRX302 for the treatment of the symptoms of BPH and initiated a Phase 2a proof of concept clinical trial for the treatment of localized low to intermediate risk prostate cancer in May 2015, we do not know when or whether the second Phase 3 clinical trial of PRX302 for the treatment of the symptoms of BPH or any additional clinical trials for the treatment of localized low to intermediate risk prostate cancer will begin, or if any ongoing or future trials will be completed on time, or at all.

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

Any delays in the commencement or completion of our clinical trials will delay our timeline to obtain regulatory approval for our product candidate. In addition, many of the factors that cause, or lead to, a delay in the commencement of clinical trials may also ultimately lead to the denial of regulatory approval for a product candidate. We have completed our initial Phase 3 clinical trial for the treatment of the symptoms of BPH. We do not expect to commence enrollment of our second required Phase 3 clinical trial in this indication until we have raised additional capital required to fund such second Phase 3 clinical trial. Our ongoing Phase 2a clinical trial for the treatment of localized prostate cancer will seek to enroll approximately 20 patients at one site. We do not expect to commence any additional clinical trials in this indication without receiving favorable results from the ongoing Phase 2a proof of concept clinical trial and unless we raise the additional funds.

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

We have used multiple CROs for our clinical trials of PRX302 and expect to rely upon CROs for any future clinical trials. We also rely upon medical institutions, clinical investigators and contract laboratories to conduct our trials in accordance with our clinical protocols and in accordance with applicable legal and regulatory requirements. These third parties play a significant role in the conduct of these trials and the subsequent collection and analysis of data from the clinical trials. There is no guarantee that any such third party will devote adequate time and resources to our clinical trial. If any of our CROs or any other third parties upon which we rely for administration and conduct of our clinical trials do not successfully carry out their contractual duties or obligations or fail to meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or if they otherwise perform in a substandard manner, our clinical trials may be extended, delayed, suspended or terminated, and we may not be able to complete development of and ultimately obtain approval for and successfully commercialize PRX302. We will rely heavily on these third parties for the execution of our ongoing and future clinical trials and will control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on CROs does not relieve us of our regulatory responsibilities.

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

As of September 30, 2015 we had nine full-time employees and one part-time employee. In addition, we have engaged part-time individual consultants to assist us with establishing accounting systems, managing vendors and CROs, project management, regulatory compliance and business development. We will need to expand our managerial, operational, financial and other resources in order to manage our operations and clinical trials, continue our research and development activities, and commercialize our product candidate. Our management and scientific personnel, systems and facilities currently in place may not be adequate to support our future growth. Our need to effectively manage our operations, growth and various projects requires that we:

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

Our operations have consumed substantial amounts of cash since inception. Since inception, we have raised approximately $113 million from the sale of equity securities in private placements and public offerings, $21 million from the issuance of debt securities, and $9 million from the exercise of common share purchase warrants. We will continue to spend substantial amounts to continue clinical development of PRX302, including for the conduct of any future Phase 3 clinical trials for the treatment of the symptoms of BPH, the completion of our ongoing Phase 2a proof of concept clinical trial of PRX302 for the treatment of localized low to intermediate risk prostate cancer and to pay for future required clinical development, and seek regulatory approval for PRX302, to repay our Oxford loan and to launch and commercialize PRX302, if approved.

We expect that our existing cash, together with interest thereon, will only be sufficient to fund our operations through April 2016, assuming that we do not initiate the second Phase 3 clinical trial of PRX302 for the treatment of the symptoms of BPH. However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. For example, our ongoing Phase 2a clinical trial for the treatment of localized low to intermediate risk prostate cancer may encounter technical or other issues or enrollment issues that could delay the trial or cause our development costs to increase more than we expected, depleting our cash earlier than expected and jeopardizing our ability to obtain or to use the trials’ results in the absence of additional funding. Any clinical development efforts beyond our ongoing Phase 2a clinical trial in localized low to intermediate risk prostate cancer will require additional funding.

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

We have a limited operating history and we have financed our operations primarily through equity and debt financings and have incurred significant operating losses since our inception. We had a net loss of $30.7 million, $11.1 million, and $21.2 million during the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, we had an accumulated deficit of $115.6 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our shareholders’ equity and working capital. Our losses have resulted principally from costs incurred in our research activities for PRX302. We anticipate that our operating losses will substantially increase over the next several years as we continue development of PRX302, including the conduct of any future clinical trials for the treatment of the symptoms of BPH and our ongoing proof of concept clinical trial and future clinical trials for the treatment of localized low to intermediate risk prostate cancer. In addition, if we obtain regulatory approval of PRX302, we may incur significant sales and marketing expenses and outsourced manufacturing expenses, as well as continued development expenses. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or whether or when we will become profitable.

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

At September 30, 2015, we had $4.9 million of cash and cash equivalents and $5.0 million in securities available-for-sale. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents since September 30, 2015, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Further dislocations in the credit market may adversely impact the value and/or liquidity of cash equivalents owned by us.

*Fluctuations in foreign currency exchange rates could result in changes in our reported revenues and earnings.

We currently incur expenses denominated in foreign currencies, specifically in connection with our manufacturing and supply agreement with Boehringer Ingelheim RCV GmbH & Co KG for the manufacture of PRX302, for which payments are denominated in euro. In addition, we are utilizing several clinical vendors which are located in various countries outside of the United States. These clinical vendors invoice us in the local currency of the vendor. We do not engage in foreign currency hedging arrangements for our accounts payable, and, consequently, foreign currency fluctuations may adversely affect our earnings. During the nine months ended September 30, 2015 and 2014, 10.8% and 18.1%, respectively, of our operating expenses were denominated in currencies other than the U.S. dollar. Going forward we anticipate that our sales and expenses, if any, will be denominated in the local currency of the country in which they occur. We may decide to manage this risk by hedging our foreign currency exposure, principally through derivative contracts. Even if we decide to enter into such hedging transactions, we cannot be sure that such hedges will be effective or that the costs of such hedges will not exceed their benefits. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the euro, could result in material amounts of cash being required to settle the hedge transactions or could adversely affect our financial results.

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

  Risks Related to Ownership of Our Common Shares

*If we fail to satisfy applicable listing standards, including compliance with the $1.00 minimum bid price requirement, our common stock may be delisted from The NASDAQ Capital Market.

We received a letter from the Listing Qualifications Department of The NASDAQ Stock Market, or NASDAQ, on August 18, 2015 notifying us that we did not meet the minimum stockholders’ equity requirement for continued listing set forth in NASDAQ Listing Rule 5450(b)(1)(A). On October 22, 2015, we received approval from NASDAQ to transfer the listing of our common stock from The NASDAQ Global Market to The NASDAQ Capital Market. This transfer was be effective at the opening of business on October 26, 2015. By transferring to The NASDAQ Capital Market, we regained compliance with the minimum stockholder’s equity requirement.

We received a letter from NASDAQ on August 3, 2015 notifying us that the consolidated closing bid price of our common stock had been below $1.00 per share for 30 consecutive business days and that we were therefore not in compliance with the minimum bid price requirement for continued listing on The NASDAQ Global Market, as set forth in Marketplace Rule 5450(a)(1). We have been provided a grace period of 180 calendar days, or until February 1, 2016, to regain compliance with the minimum consolidated closing bid price requirement for continued listing. The transfer of our listing to The NASDAQ Capital Market does not impact this deficiency.

There can be no assurances that we will be able to regain compliance with the minimum consolidated closing bid price requirement. Delisting from The NASDAQ Capital Market could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities. If our common stock is delisted by The NASDAQ Capital Market, the price of our common stock may decline and our common stock may be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the pink sheets where an investor may find it more difficult to dispose of their common stock or obtain accurate quotations as to the market value of our common stock. Further, if we are delisted, we would incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market.

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

We are subject to the public company reporting obligations under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the rules and regulations regarding corporate governance practices, including those under the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, and the listing requirements of The NASDAQ Capital Market. As a result, we have incurred, and will continue to incur, significant legal, accounting and other expenses that we did not incur as a private company, particularly after we are no longer an “emerging growth company” as defined in the JOBS Act. Further, the need to establish the corporate infrastructure demanded of a public company may divert management’s attention from implementing our growth strategy. We have made, and will continue to make, changes to our corporate governance standards, disclosure controls and financial reporting and accounting systems to meet our reporting obligations. Any changes that we make to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all, which could subject us to delisting of our common shares, fines, sanctions and other regulatory action and potentially civil litigation. In addition, we incur significant legal, accounting, reporting and other expenses in order to maintain a listing on The NASDAQ Capital Market. These expenses relate to, among other things, the obligation to present financial information according to U.S. GAAP in the United States. We are also required to comply with certain disclosure and filing requirements under applicable securities laws in Canada as a reporting issuer in certain provinces.

*The price of our common shares is likely to be highly volatile, and you could lose all or part of your investment.

Prior to our IPO in 2013, there was no public market for our common shares in the United States. The trading price of our common shares has been volatile and is likely to continue to be volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the other risk factors discussed in this section, these factors include:

•	the commencement, enrollment or results of our ongoing and future clinical trials of PRX302 or changes in the development status of PRX302;

•	any adverse development or perceived adverse development with respect to our submission of a BLA to the FDA for PRX302;

•	unanticipated serious safety concerns related to the use of PRX302;

•	adverse regulatory decisions, including failure to receive regulatory approval for PRX302;

•	our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;

•	our ability to obtain resources for us and our clinical trial programs on our desired schedule;

•	inability to obtain adequate commercial supply for any approved product or inability to do so at acceptable prices;

•	developments concerning our commercial partners, including but not limited to, those with manufacturers;

•	competition from existing technologies and products or new technologies and products that may emerge;

•	announcements of significant acquisitions, strategic partnerships, joint ventures, new products, capital commitments or other events by us or our competitors;

•	the inability to establish collaborations or termination of a collaboration;

•	actual or anticipated variations in our quarterly operating results;

•	failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;

•	our cash position;

•	announcement or expectation of additional financing efforts;

•	issuances of debt or equity securities;

•	our inability to successfully enter new markets or develop additional product candidates;

•	actual or anticipated fluctuations in our competitors’ operating results or changes in their growth rate;

•	sales of our common shares by us, or our shareholders in the future;

•	trading volume of our common shares on The NASDAQ Capital Market and price;

•	market conditions in our industry;

•	overall performance of the equity markets and general political and economic conditions;

•	introduction of new products or services by us or our competitors;

•	additions or departures of key management, scientific or other personnel;

•	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities or industry analysts;

•	changes in the market valuation of similar companies;

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

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common shares held by non-affiliates exceeds $700 million as of any September 30 before that time or if we have total annual gross revenue of $1.0 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31, or if we issue more than $1.0 billion in non-convertible debt during any three year period before that time, in which case we would no longer be an emerging growth company immediately. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which would allow us to take advantage of many of the same exemptions from disclosure requirements including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common shares less attractive because we may rely on these exemptions. If some investors find our common shares less attractive as a result, there may be a less active trading market for our common shares and our share price may be more volatile.

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

Use of Proceeds

As of September 30, 2015, we have utilized $32.6 million of the net proceeds from our initial public offering on The NASDAQ Global Market to fund activities associated with our initial Phase 3 clinical trial for PRX302 and our Phase 2a proof of concept clinical trial for low to intermediate risk prostate cancer, $12.0 million for general corporate purposes and $10.1 million for principal and interest payments on our term loan with Oxford Finance LLC.

We intend to use the remainder of the net proceeds to complete our Phase 2a proof of concept clinical trial for localized low to intermediate risk prostate cancer, and to fund other ongoing clinical development of PRX302, in addition to making monthly principal and interest payments on our term loan with Oxford Finance LLC. We will use any remaining proceeds from the offering for general corporate purposes. The amounts and timing of actual expenditures depend on numerous factors, including the ongoing status of and results from clinical trials as well as any unforeseen cash needs.

Repurchases of Equity Securities

There were no repurchases of equity securities during the third quarter of 2015.

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

SIGNATURES

Pursuant to the requirements of the Securities Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on the 16th day of November 2015.

SOPHIRIS BIO INC.

By:	/s/ Randall E. Woods
Randall E. Woods Chief Executive Officer and President

By:	/s/ Peter T. Slover
Peter T. Slover Chief Financial Officer