Form 10-Q
period 2016-03-31
SOPHIRIS BIO INC.
filed 2016-05-16
CIK 1563855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

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

As of May 11, 2016, the registrant had 20,816,164 common shares (no par value) outstanding.

SOPHIRIS BIO INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Sophiris Bio Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

(Unaudited)

	March 31, 2016	December 31, 2015
Assets:
Current assets:
Cash and cash equivalents	$5,146	$5,881
Securities available-for-sale	250	2,500
Other receivables	—	8
Prepaid expenses	430	467
Total current assets	5,826	8,856
Property and equipment, net	12	17
Other long-term assets	19	19
Total assets	$5,857	$8,892
Liabilities and shareholders’ (deficit) equity:
Current liabilities:
Accounts payable	$395	$909
Accrued expenses	619	566
Current portion of promissory notes	1,824	1,771
Total current liabilities	2,838	3,246
Long-term promissory notes	3,096	3,572
Stock-based compensation liability	121	168
Total liabilities	6,055	6,986
Commitments and contingencies
Shareholders’ (deficit) equity:
Common shares, unlimited authorized shares, no par value; 17,244,736 shares issued and outstanding at March 31, 2016 and December 31, 2015	113,880	113,880
Contributed surplus	17,821	17,683
Accumulated other comprehensive gain	99	99
Accumulated deficit	(131,998)	(129,756)
Total shareholders’ (deficit) equity	(198)	1,906
Total liabilities and shareholders’ (deficit) equity	$5,857	$8,892

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sophiris Bio Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Operating expenses:
Research and development	$929	$3,081
General and administrative	1,164	1,048
Total operating expenses	2,093	4,129
Other income (expense):
Interest expense	(150)	(176)
Interest income	5	8
Other expense	(4)	(7)
Total other expense	(149)	(175)
Net loss	$(2,242)	$(4,304)
Basic and diluted loss per share	$(0.13)	$(0.26)
Weighted average number of outstanding shares – basic and diluted	17,244	16,845
Other comprehensive income (loss):
Unrealized gain on securities available-for-sale	—	1
Total other comprehensive loss	$(2,242)	$(4,303)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 Sophiris Bio Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows used in operating activities
Net loss for the period	$(2,242)	$(4,304)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock-based compensation	90	227
Amortization of debt discount	32	34
Depreciation of property and equipment	5	5
Amortization of discount on securities available-for-sale	—	2
Foreign exchange transaction loss	—	15
Other	—	1
Changes in operating assets and liabilities:
Other receivables	8	—
Prepaid expenses	37	319
Accounts payable	(514)	(1,094)
Accrued expenses	53	(849)
Net cash used in operating activities	(2,531)	(5,644)
Cash flows provided by investing activities
Maturities of securities available-for-sale	2,500	12,120
Purchases of securities available-for-sale	(250)	(2,598)
Net cash provided by investing activities	2,250	9,522
Cash flows used in financing activities
Principal payments on promissory notes	(455)	—
Net cash used in financing activities	(455)	—
Effect of exchange rate changes on cash and cash equivalents	1	(7)
Net (decrease) increase in cash and cash equivalents	(735)	3,871
Cash and cash equivalents at beginning of period	5,881	4,123
Cash and cash equivalents at end of period	$5,146	$7,994

Supplemental disclosures of non-cash investing and financing activities:
Change in the fair value of stock-based compensation liability recorded to capital surplus	$(47)	$11

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

Liquidity

The condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Taking into consideration the net proceeds of $4.6 million from the Company’s at-the-market financing which closed on May 11, 2016, the Company expects that its cash, cash equivalents and securities available-for-sale will be sufficient to fund its operations for at least twelve months assuming the Company does not begin any new development activities for topsalysin. Any clinical development efforts beyond the Company’s ongoing Phase 2a proof of concept clinical trial in localized low to intermediate risk prostate cancer will require additional funding beyond the proceeds received from the May 11, 2016 financing.

The Company is currently evaluating options to further advance the development of topsalysin. The Company could use dilutive funding options such as equity financing and non-dilutive funding options such as a partnering arrangement or royalty agreement to fund future clinical development of topsalysin. While the exact path of how the Company will move this program forward has not been determined, the Company currently believes that a non-dilutive option is the most desirable options given the Company’s current capital requirements and potential access to capital. At this point in time the Company does not plan on pursuing new clinical trials, including a second Phase 3 trial in BPH unless the Company obtains financing. There can be no assurance that such funding will be available on acceptable terms or at all.

The Company received a letter dated April 5, 2016 from the Listing Qualifications Department of The NASDAQ Stock Market, or NASDAQ, notifying the Company that it did not meet the minimum stockholders’ equity requirement for continued listing set forth in NASDAQ Listing Rule 5550(b)(1). Delisting from The NASDAQ Capital Market could adversely affect the Company's ability to raise additional financing through the public or private sale of equity securities and would significantly affect the ability of investors to trade the Company's securities. As a result of the completion of the financing, the Company believes that it is now in compliance with NASDAQ Listing Rule 5550(b)(1) but the actual determination of compliance can only be made by the NASDAQ. See additional information related to this issue at footnote number 11.

During May 2016, the Company will lay off five of its ten employees in order to conserve its cash resources while it evaluates strategic alternatives, including potential partnering arrangements, financings or a strategic transaction. On May 12, 2016, the Company announced that it had engaged Oppenheimer & Co. Inc. as its financial advisor to assist with the evaluation of various strategic alternatives.

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

Basis of presentation and use of estimates

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States, or GAAP, for the interim financial information and the rules and regulations of the Securities and Exchange Commission, or SEC, related to quarterly reports on Form 10-Q. Accordingly, they do not include all of the information and disclosures required by GAAP for annual audited financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, or Annual Report, filed with the SEC on March 29, 2016. The accompanying year-end condensed balance sheet data was derived from the audited consolidated financial statements, but does not include all disclosures required by GAAP. In the opinion of management, these condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. The results of operations for the interim periods shown in this report are not necessarily indicative of the results that may be expected for any future period, including the full year.

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

 Foreign currency

Historically gains and losses resulting from foreign currency translation were recorded in accumulated other comprehensive gain (loss), which is a separate component of stockholders’ (deficit) equity. Foreign currency transaction gains and losses are recognized as a component of other expense. The Company recorded foreign exchange transaction losses of $4,000 and $7,000 for the three months ended March 31, 2016 and 2015, respectively.

Cash and cash equivalents

Cash equivalents are short-term, highly liquid investments with an original maturity of three months or less at the date of purchase.

Securities Available-for-Sale

Investments with an original maturity of more than three months when purchased have been classified by management as securities available-for-sale. Such investments are carried at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive gain (loss) in shareholders’ equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. No other-than-temporary impairments were identified for the investment securities held by the Company as of March 31, 2016 and December 31, 2015. The cost of investment securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. The cost of securities sold is based on the specific-identification method. The Company has classified all of its investment securities as available-for-sale, including those with maturities beyond one year, as current assets on the consolidated balance sheets based on the highly liquid nature of the investment securities and because these investment securities are considered available for use in current operations.

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

Effective November 13, 2013, the Company voluntarily delisted from the Toronto Stock Exchange, or TSX. As a result of the delisting from the TSX and the change in the Company’s functional currency to the U.S. dollar, the stock options granted with exercise prices denominated in Canadian dollars are considered dual indexed as defined in Accounting Standards Codification, or ASC, topic 718, “Compensation, Stock Compensation”. As a result, the Company is required to account for these stock options as a liability. Historically these options had been accounted for as equity. The estimated fair value is determined using the Black-Scholes pricing model based on the estimated value of the underlying common shares at the valuation measurement date, the remaining service period of the stock options, risk-free interest rates, expected dividends and expected volatility of the price of the underlying common shares. The fair value of the stock-based compensation liability was $121,000 at March 31, 2016. As the calculated fair value of the stock options at March 31, 2016 was less than the original grant date fair value no additional compensation expense was recorded in the consolidated statement of operations and comprehensive loss. The change in the fair value of the stock-based compensation liability was recorded as an adjustment to Contributed Surplus of ($47,000) and $11,000 for the three months ended March 31, 2016 and 2015, respectively.

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

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2014-09, “Revenue from Contracts with Customers”. This guidance is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance is effective for annual reporting periods beginning after December 15, 2017 and early adoption is permitted, but not before annual reporting period beginning after December 15, 2016. In August 2015, FASB issued ASU 2015-14, “Revenue from Contracts with Customers”. The amendments in this update defer the effective date of Update 2014-09 for all entities by one year. Companies may use either a full retrospective or a modified retrospective approach to adopt this guidance. In March 2016, FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). This amendment provides guidance when another party, along with the entity, is involved in providing a good or service to a customer. In April 2016, FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”. This amendment provides guidance on identification of performance obligations and implementation guidance on determining whether an entity’s promise to grant a license provides a customer with either a right to use (revenue recorded at a point in time) or a right to access (revenue recorded over a period of time) to the entity’s intellectual property. The effective date for all amendments is for annual reporting period beginning after December 15, 2017. The Company is in the process of evaluating the impact of this guidance on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” or ASU 2014-15. ASU 2014-15 will require management to assess, at each annual and interim reporting period, the entity’s ability to continue as a going concern. The amendments in ASU 2014-15 do not have any application to an entity’s financial statements, but only to disclosure in the related notes. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and early application is permitted. The Company intends to apply ASU 2014-15 in the first quarter of 2017 and for the annual period ending December 31, 2016.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. This guidance requires lessees to recognize a lease liability and a right-of-use asset with the exception of short-term leases. In addition, lessees are required to classify leases as either operating or finance based on current criteria of whether or not the lease is effectively a financed purchase by the lessee. The new standard is effective for the annual reporting period beginning after December 15, 2018 and early adoption is permitted. The Company is in the process of evaluating the impact of this guidance on our consolidated financial statement disclosures.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. This guidance is intended to simply the accounting for stock compensation. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences, (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The new standard is effective for annual periods beginning after December 15, 2017 and interim periods within annual periods beginning after December 15, 2018 and early adoption is permitted. The Company is in the process of evaluating the impact of this guidance on our consolidated financial statements.

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

The following diluted securities have been excluded from the computation of diluted weighted-average shares outstanding as of March 31, 2016 and 2015 as the Company recorded a net loss in all periods and therefore they would be anti-dilutive (in thousands):

	March 31, 2016	March 31, 2015
Options to purchase common shares	1,674	1,639
Common share purchase warrants	590	878

4.	Securities Available-for-Sale

Securities available-for-sale consisted of the following as of March 31, 2016 (in thousands):

	March 31, 2016
	Amortized	Unrealized		Estimated
	Cost	Gain	Loss	Fair Value
Commercial paper	$250	$—	$—	$250
	$250	$—	$—	$250

The amortized cost and estimated fair value of the Company securities available-for-sale by contractual maturity as of March 31, 2016 are shown below (in thousands):

	March 31, 2016
	Amortized	Unrealized		Estimated
	Cost	Gain	Loss	Fair Value
Within one year	$250	$—	$—	$250
After one year	—	—	—	—
	$250	$—	$—	$250

Securities available-for-sale consisted of the following as of December 31, 2015 (in thousands):

	December 31, 2015
	Amortized	Unrealized		Estimated
	Cost	Gain	Loss	Fair Value
Commercial paper	$750	$—	$—	$750
U.S. government sponsored enterprise securities	1,750	—	—	1,750
	$2,500	$—	$—	$2,500

 The amortized cost and estimated fair value of the Company securities available-for-sale by contractual maturity as of December 31, 2015 are shown below (in thousands):

	December 31, 2015
	Amortized	Unrealized		Estimated
	Cost	Gain	Loss	Fair Value
Within one year	$2,500	$—	$—	$2,500
After one year	—	—	—	—
	$2,500	$—	$—	$2,500

5.	Fair value measurement and financial instruments

As of March 31, 2016 the Company has $4.5 million of securities consisting of money market funds, commercial paper, and U.S. government sponsored enterprise securities with maturities that range from one day to three months with an overall average time to maturity of approximately one month. The Company has the ability to liquidate these investments without restriction. The Company determines fair value for securities with Level 1 inputs through quoted market prices. The Company determines fair value for securities with Level 2 inputs through broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. The Company’s Level 2 securities have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, typically utilizing third party pricing services or other observable market data. The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, and other industry and economic events. The Company’s Level 3 inputs are unobservable inputs based on the Company’s assessment that market participants would use in pricing the instruments.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis for the periods presented (in thousands):

	March 31, 2016	Level 1	Level 2	Level 3
Assets:
Money market funds	$343	$343	$—	$—
Commercial paper	1,749	—	1,749	—
U.S. government sponsored enterprise securities	2,401	—	2,401	—
Total assets	$4,493	$343	$4,150	$—
Liabilities:
Stock-based compensation liability	$121	$—	$—	$121
Total liabilities	$121	$—	$—	$121

	December 31, 2015	Level 1	Level 2	Level 3
Assets:
Money market funds	$87	$87	$—	$—
Commercial paper	1,850	—	1,850	—
U.S. government sponsored enterprise securities	5,549	—	5,549	—
Total assets	$7,486	$87	$7,399	$—
Liabilities:
Stock-based compensation liability	$168	$—	$—	$168
Total liabilities	$168	$—	$—	$168

 The Company calculates the fair value of the stock-based compensation liability for those stock options with exercise prices denominated in Canadian Dollars (level 3) at each reporting period utilizing a Black-Scholes pricing model. The following inputs were utilized in the Black-Scholes pricing model:

	March 31, 2016	December 31, 2015
Stock price at the end of each reporting period	$1.44	$1.78
Weighted average exercise price	$13.81	$13.12
Risk-free interest rate	0.65%	0.91%
Volatility	168.75%	182.74%
Dividend yield	0.00%	0.00%
Expected life in years	1.30	1.53
Calculated fair value per stock option	$0.54	$0.74

The following table presents a reconciliation of the stock-based compensation liability measured at fair value using unobservable inputs (Level 3) (in thousands):

Three Months Ended March 31, 2016
Liabilities:
Balance at beginning of period	$168
Change in fair value of stock-based compensation liability recorded as an adjustment to contributed surplus	(47)
Balance at end of period	$121

The Company recognizes transfers into and out of levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstances that caused the transfer occurs. There were no transfers of assets or liabilities between the fair value measurement classifications.

6.	Prepaid expenses

Prepaid expenses as of March 31, 2016 and December 31, 2015 consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Prepaid insurance	$158	$261
Prepaid research and development expenses	203	176
Other prepaid expenses	69	30
	$430	$467

 As of March 31, 2016 and December 31, 2015, prepaid research and development expenses includes $0.2 million for upfront fees paid to our clinical research organization assisting with our on-going clinical trial. The upfront fees will be relieved in future periods based upon work completed.

7.	Accrued expenses

Accrued expenses as of March 31, 2016 and December 31, 2015 consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Accrued personnel related costs	$291	$224
Accrued interest	38	42
Accrued research and development expenses	20	78
Accrued audit and tax services	130	182
Other accrued expenses	140	40
	$619	$566

8.	Promissory notes

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

In connection with the New Loan, the Company and its subsidiaries granted to Oxford a security interest in all of the Company’s and its subsidiaries’ personal property now owned or hereafter acquired, excluding intellectual property and certain other assets. Oxford has the right to declare a default under the New Loan upon the occurrence of a material adverse change as that is defined under the New Loan, thereby requiring the Company to repay the loan immediately or to attempt to reverse the declaration of default through negotiation or litigation. As of March 31, 2016, the Company was in compliance with all covenants under the credit facility.

As of March 31, 2016, the Company was in compliance with all covenants under the loan.

As of March 31, 2016, the future contractual principal and final fee payments on our debt obligation are as follows (in thousands):

Year 1	$1,932
Year 2	2,124
Year 3	1,054
Total	$5,110

The following table summarizes interest expense (in thousands) for the periods presented:

	Three Months Ended March 31,
	2016	2015
Simple interest	$118	$142
Amortization of debt discount	32	34
	$150	$176

The Company calculated the fair value of the secured promissory notes as $4.7 million (Level 3) as of March 31, 2016. The fair value of long-term debt is based on the net present value of calculated interest and principal payments, using an interest rate of 9.5%, which takes into consideration the financial position of the Company and the recent interest rate environment for new debt issuances for comparable companies. The fair value of this equity component was derived using the Black-Scholes valuation model. The Company calculated the promissory notes’ fair value by allocating to equity and the debt based on their respective fair values.

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

 During 2015, Aspire Capital purchased 400,000 common shares under the Purchase Agreement, resulting in net proceeds to the Company of $0.8 million. There were no sales of common shares in the first quarter of 2016. Over the remaining 8 months of the Purchase Agreement, the Company has the right, limited to the Company’s closing stock price not falling below $2.00 on the date of any directed purchase, to direct Aspire Capital to purchase up to an additional $12.2 million of our common shares. The total dollar amount which can be purchased is limited by the number of shares which are available under the Purchase Agreement. To date a total of 1,094,865 shares have been issued to Aspire Capital leaving a total of 2,133,494 shares that may be issued under the Purchase Agreement assuming shareholder approval is not obtained as outlined above. If shareholder approval is obtained, the Company can issue an additional 181,270 shares under the Purchase Agreement.

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

In March 2016, the Company registered 40,000 additional common shares issuable pursuant to the Plan. As of March 31, 2016, the Company had 50,521 common shares which were issuable pursuant to the Plan.

  The Company recognized stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Research and development	$32	$82
General and administrative	58	145
Total	$90	$227

As of March 31, 2016 there was $0.1 million of total unrecognized compensation expense related to non-vested stock awards, which is expected to be recognize over a weighted average period of less than one year.

The following table summarizes stock option activity, including options issued to employees, directors and non-employees (in thousands, except per share):

	Options Outstanding	Weighted Average Exercise Price	Currency
Outstanding at January 1, 2016	1,677	$5.52	US
Options expired	3	36.25	US
Outstanding at March 31, 2016	1,674	$5.46	US

The total amount of options outstanding at March 31, 2016 include options with exercise prices denominated in Canadian dollars and U.S. dollars. The Canadian dollar amounts have been converted to U.S. dollars for purposes of the weighted average exercise price calculation using the grant date exchange rate for each Canadian dollar denominated option.

11.	NASDAQ Listing Minimum Stockholders’ Equity Requirement

The Company received a letter dated April 5, 2016 from the Listing Qualifications Department of The NASDAQ Stock Market, or NASDAQ, notifying the Company that it did not meet the minimum stockholders’ equity requirement for continued listing set forth in NASDAQ Listing Rule 5550(b)(1). Under the NASDAQ listing rules, the Company has 45 calendar days to submit a Compliance Plan, or Plan, to regain compliance with the minimum stockholder’s equity requirement. If the Company’s Plan is accepted, NASDAQ can grant an extension of up to 180 calendar days from April 5, 2016 for the Company to gain compliance with the minimum stockholders’ equity requirement. If the Plan is not accepted, the Company will have the opportunity to appeal the decision before the NASDAQ Listing Qualifications Panel.

On May 11, 2016, the Company completed an at-the-market offering in which the Company raised net proceeds of approximately $4.6 million. As a result of the completion of this financing, the Company believes that it is now in compliance with NASDAQ Listing Rule 5550(b)(1) but the actual determination of compliance can only be made by the NASDAQ. The Company plans to submit its Plan to NASDAQ no later than May 20, 2016.

12.	Subsequent event

On May 11, 2016, the Company completed an at-the-market offering in which the Company raised net proceeds of approximately $4.6 million by selling 3,571,428 common shares at a price of $1.40 per share. Additionally, for each common share purchased, the investors will receive a warrant to purchase one-half of a common share of the Company at a price of $1.40 per full share for a period of five years from May 11, 2016.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and notes included below in this Quarterly Report on Form 10-Q (this Quarterly Report) and the audited consolidated financial statements and notes as of and for the year ended December 31, 2015 included with our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on March 29, 2016. Operating results are not necessarily indicative of results that may occur in future periods.

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

All dollar amounts are expressed in U.S. dollars unless otherwise noted. All amounts that are expressed on an as-converted from Canadian dollar to U.S. dollar basis are calculated using the conversion rate as of March 31, 2016 unless otherwise noted.

Overview

Background

We are a clinical-stage biopharmaceutical company focused on developing innovative products for the treatment of urological diseases. We are headquartered in San Diego, California and our common shares currently trade on The NASDAQ Capital Market, or the NASDAQ. We are currently developing topsalysin (PRX302) as a treatment for localized low to intermediate risk prostate cancer and as a treatment for the lower urinary tract symptoms of benign prostatic hyperplasia, or BPH, commonly referred to as an enlarged prostate. In 2004, we licensed exclusive rights to topsalysin from UVIC Industry Partnerships Inc., or UVIC, and The Johns Hopkins University, or Johns Hopkins, for the treatment of prostate cancer and in 2009, we licensed exclusive rights to topsalysin from UVIC and Johns Hopkins for the treatment of the symptoms of BPH. In April 2010, we entered into an exclusive license agreement with Kissei Pharmaceuticals Co., Ltd., or Kissei, pursuant to which we granted Kissei the right to develop and commercialize topsalysin in Japan for the treatment of the symptoms of BPH, prostate cancer, prostatitis or other diseases of the prostate.

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

We have also completed the first of two Phase 3 clinical trials that we believe would be required to obtain marketing approval for topsalysin for the treatment of the symptoms of BPH. In October 2013 we initiated our first Phase 3 clinical trial, which we refer to as the “PLUS-1” trial, of topsalysin for the treatment of the lower urinary tract symptoms of BPH. The Phase 3 “PLUS-1” trial was an international, multicenter, randomized, double-blind, and vehicle-controlled trial to assess the efficacy and safety of a single intraprostatic administration of topsalysin (0.6 µg/g prostate) for the treatment of the lower urinary symptoms of BPH. Patients were randomized on a 1:1 ratio to either topsalysin or vehicle-only injection, and then monitored for one year. A total of 479 patients with moderate to severe BPH were enrolled and randomized by September 2014. On November 10, 2015, we announced final results from this trial. Topsalysin demonstrated a statistically significant  improvement in International Prostate Symptom Score, IPSS, total score from baseline over 12 months compared to the vehicle-only control group (7.60 vs. 6.58 point overall improvement; p = 0.043), the primary endpoint of the trial. (IPSS is a patient recorded, composite assessment that takes into account factors such as ability to empty the bladder, frequency of urination, intermittency of urination, urgency of urination, weak strength of urine stream, straining while urinating, and having to urinate at night after going to bed.) Topsalysin continues to demonstrate a favorable safety profile, with no evidence of any treatment related sexual or cardiovascular side effects.

We are currently evaluating options to further advance the clinical development of topsalysin. We will require significant additional funding to advance topsalysin in clinical development. We could use dilutive funding options such as an equity financing and non-dilutive funding options such as a partnering arrangement or royalty agreement to fund future clinical development of topsalysin. While the exact path of how we will move this program forward has not been determined, we currently believe that a non-dilutive option is the most desirable option given our current capital requirements and potential access to capital. At this point in time we do not plan on pursuing new clinical trials, including a second Phase 3 trial in BPH unless we obtain additional financing. There can be no assurance that such funding will be available on acceptable terms or at all.

On May 11, 2016, we completed an at-the-market offering in which we raised net proceeds of approximately $4.6 million by selling 3,571,428 common shares at a price of $1.40 per share. Additionally, for each common share purchased, the investors will receive a warrant to purchase one-half of a common share at a price of $1.40 per full share for a period of five years from May 11, 2016.

On May 12, 2016, the Company announced that it had engaged Oppenheimer & Co. Inc. as its financial advisor to assist with the evaluation of various strategic alternatives.

Financial Operations Overview

Revenues

Our cumulative revenues to date consist of a $3.0 million up-front payment received from Kissei in 2010 and a $5.0 million non-refundable milestone payment for our achievement of certain development activities in 2013. We have no products approved for sale, and we have not generated any revenues from product sales.

Other than potential development milestones from Kissei, we do not expect to receive any revenues from topsalysin until we obtain regulatory approval and commercialize such product or until we potentially enter into additional collaborative agreements with third parties for the development and commercialization of topsalysin, which additional agreements will not likely occur until we complete the development of topsalysin. If our development efforts for topsalysin, or the efforts or Kissei or any future collaborator, result in clinical success and regulatory approval or collaboration agreements with other third parties, we may generate revenues from topsalysin. However, we may never generate revenues from topsalysin as we or any collaborator may never succeed in obtaining regulatory approval or commercializing this product.

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

Essentially all of our research and development expenses related to topsalysin during the three months ended March 31, 2016 and 2015. We recognized research and development expenses as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Clinical research and development	$827	$2,648
Manufacturing	70	351
Stock-based compensation expense	32	82
	$929	$3,081

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation, related to our executive, finance, business development, market research and support functions. Other general and administrative expenses include allocated facility-related costs not otherwise included in research and development expenses, travel expenses, market research expenses and professional fees for auditing, tax, investor relations and legal services. We expect general and administrative expenses to remain fairly consistent over the next year but if we were to move our drug candidate towards commercialization in future periods we do expect that general and administrative expenses would increase.

Interest Expense

Interest expense primarily represents interest payable to Oxford Finance, LLC, or Oxford and amortization of our debt discount associated with Oxford related financings.

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

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the revenues and expenses incurred during the reported periods. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. There were no material changes to our critical accounting policies and estimates during the quarter ended March 31, 2016.

 Results Of Operations

Comparison of the three months ended March 31, 2016 and 2015

The following table summarizes the results of our operations for the three months ended March 31, 2016 and 2015, together with the changes in those items in dollars (in thousands):

	Three Months Ended March 31,		Change
	2016	2015	2016 vs. 2015
Research and development expenses	929	3,081	(2,152)
General and administrative expenses	1,164	1,048	116
Interest expense	(150)	(176)	26
Interest income	5	8	(3)
Other expense	(4)	(7)	3

Research and development expenses. Research and development expenses were $0.9 million in the three months ended March 31, 2016 compared to $3.1 million in the three months ended March 31, 2015. The decrease in research and development costs is attributable to the following:

●

a $1.9 million decrease in clinical costs associated with our completed Phase 3 PLUS-1 clinical trial of topsalysin, specifically a $1.2 million decrease in cost associated with our clinical research organizations, a $0.5 million decrease for patient visits to our clinical site investigators and $0.2 million decrease primarily in costs associated with the data tracking, consulting, site inspections and travel for our Phase 3 PLUS-1 clinical trial and,

●	a $0.3 million decrease in the costs associated with manufacturing activities for topsalysin.

These decreases are offset by an increase of $0.1 million for costs associated with our Phase 2a proof of concept clinical trial for low to intermediate risk prostate cancer. Research and development expenses included stock-based compensation expenses of $32,000 for the three months ended March 31, 2016 as compared to $82,000 for the three months ended March 31, 2015.

General and administrative expenses. General and administrative expenses were $1.2 million in the three months ended March 31, 2016 compared to $1.0 million for the three months ended March 31, 2015. The increase from the three months ended March 31, 2015 as compared to the three months ended March 31, 2016 is primarily due to legal, accounting and professional services. These increases are partially offset by decreases in non-cash stock-based compensation expense and personnel related costs.

Interest expense. Interest expense was $0.2 million in the three months ended March 31, 2016 and 2015.

Interest income. Interest income of $5,000 was for the three months ended March 31, 2016 compared to $8,000 in the three months ended March 31, 2015. The decrease is due to the decrease in the average balances of the interest-bearing cash and investment accounts from period to period.

Other expense. Other expense was $4,000 for the three months ended March 31, 2016 compared to $7,000 for the three months ended March 31, 2015. This change was due to a decrease in foreign exchange losses associated with foreign currency transactions.

Liquidity and Capital Resources

Overview

Since our inception, our operations have been primarily financed through public and private equity sales, debt financings and payments from Kissei. Since inception, we have devoted our resources to funding and conducting research and development programs, including discovery research, preclinical studies and clinical trial activities.

At March 31, 2016, we had cash, cash equivalents and securities available-for-sale of $5.4 million and net working capital of $3.0 million. On May 11, 2016, we completed an at-the-market offering in which we raised net proceeds of approximately $4.6 million. When taking into account the net proceeds from our recently completed financing, we expect that our cash, cash equivalents and securities available-for-sale will be sufficient to fund our operations for at least the next 12 months assuming that no new development activities are initiated for topsalysin. Any clinical development efforts beyond the Company’s ongoing Phase 2a proof of concept clinical trial in localized low to intermediate risk prostate cancer will require additional funding beyond the proceeds received from the May 11, 2016 financing.

We are currently evaluating options to further advance the clinical development of topsalysin. We will require significant additional funding to advance topsalysin in clinical development. We could use dilutive funding options such as an equity financing and non-dilutive funding options such as a partnering arrangement or royalty agreement to fund future clinical development of topsalysin. While the exact path of how we will move this program forward has not been determined, we currently believe that a non-dilutive option is the most desirable option given our current capital requirements and potential access to capital. At this point in time we do not plan on pursuing new clinical trials, including a second Phase 3 trial in BPH unless we obtain additional financing. There can be no assurance that such funding will be available on acceptable terms or at all.

In May 2014 we entered into a common stock purchase agreement with Aspire Capital Fund, LLC, or Aspire Capital which provides that Aspire Capital is committed to purchase up to an aggregate of $15.0 million of our common shares over the approximately 30 month term of the agreement. Upon the execution of the agreement, we sold to Aspire Capital 604,230 common shares which resulted in net proceeds of $1.9 million. For the year ended December 31, 2015, we sold an additional 400,000 common shares resulting in net proceeds of $0.8 million. Over the remaining 8 months we have the right, subject to certain limitations including but not limited to our closing stock price not falling below $2.00 on the date of any directed purchase, to direct Aspire Capital to purchase up to an additional $12.2 million of our common shares. There were no additional sales of common shares to Aspire Capital during the three months ended March 31, 2016. As part of the at-market-offering, we have agreed not to sell any equity securities for 90 days following the closing of our at-the-market offering.

We expect our research and development expense and general and administrative expenses to decrease as a result of the completion of our Phase 2a proof of concept study at the end of the second quarter and as a result of the layoff of five of our ten employees during May 2016, resulting in an annualized reduction in compensation and benefit expenses of $0.9 million, net of severance.

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

We will require significant additional capital to fund our operations and complete development of topsalysin and there is no assurance that we will obtain additional capital.

Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:

•	progress in, and the costs of, our clinical trials, including our additional Phase 3 clinical trial for BPH, preclinical studies and other research and development activities for topsalysin;

•	the costs and timing of regulatory approvals;

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

 Nasdaq Listing

We received a letter dated April 5, 2016 from the Listing Qualifications Department of The NASDAQ Stock Market, or NASDAQ, notifying us that we did not meet the minimum stockholders’ equity requirement for continued listing set forth in NASDAQ Listing Rule 5550(b)(1). Under the NASDAQ listing rules, we have 45 calendar days to submit a Compliance Plan, or a Plan, to regain compliance with the minimum stockholder’s equity requirement. If our Plan is accepted, NASDAQ can grant an extension of up to 180 calendar days from April 5, 2016 for us to gain compliance with the minimum stockholders’ equity requirement. If the Plan is not accepted, we will have the opportunity to appeal the decision before the NASDAQ Listing Qualifications Panel.

On May 11, 2016, the Company completed an at-the-market offering in which the Company raised net proceeds of approximately $4.6 million. As a result of the completion of this financing, the Company believes that it is now in compliance with NASDAQ Listing Rule 5550(b)(1) but the actual determination of compliance can only be made by the NASDAQ. The Company plans to submit its Plan to NASDAQ no later than May 20, 2016.

Cash Flows

The following table shows a summary of our cash flows for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Net cash provided by (used in):
Operating activities	$(2,531)	$(5,644)
Investing activities	2,250	9,522
Financing activities	(455)	—
Effect of exchange rate changes on cash and cash equivalents	1	(7)
Net (decrease) increase in cash and cash equivalents	$(735)	$3,871

Operating Activities

Net cash used in operating activities decreased to $2.5 million for the three ended March 31, 2016 compared to $5.6 million for the three months ended March 31, 2015. The decrease in net cash used in operating activities of $3.1 million was primarily due to the decrease in our net loss from period to period and decrease in funds used for the payment of accounts payable and accrued expenses in the three month period ended March 31, 2016. The decrease in our net loss from the three months ended March 31, 2015 to the three months ended March 31, 2016 is primarily a result of the decrease in our research and development expenses associated with our completed Phase 3 clinical trial for the treatment of the symptoms of BPH and a decrease in costs associated with manufacturing activities of topsalysin.

 Investing Activities

Net cash provided by investing activities was $2.3 million for the three months ended March 31, 2016, compared to $9.5 million net cash used in investing activities for the three months ended March 31, 2015. The net cash provided by investing activities during both the three months ended March 31, 2016 and the three months ended March 31, 2015 represents the usage of the proceeds from the maturity of securities classified as available-for-sale to fund our operations and, to a lesser extent, to purchase securities with maturities less than 90 days which are classified as cash and cash equivalents.

Financing Activities

Net cash used by financing activities was $0.5 million for the three months ended March 31, 2016. The cash used in financing activities primarily related to principal payments on our loan with Oxford. We began making principal payment on our Oxford loan in August 2015.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements (as defined by applicable SEC regulations) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2014-09, “Revenue from Contracts with Customers”. This guidance is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance is effective for annual reporting periods beginning after December 15, 2017 and early adoption is permitted, but not before annual reporting period beginning after December 15, 2016. In August 2015, FASB issued ASU 2015-14, “Revenue from Contracts with Customers”. The amendments in this update defer the effective date of Update 2014-09 for all entities by one year. Companies may use either a full retrospective or a modified retrospective approach to adopt this guidance. In March 2016, FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). This amendment provides guidance when another party, along with the entity, is involved in providing a good or service to a customer. In April 2016, FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”. This amendment provides guidance on identification of performance obligations and implementation guidance on determining whether an entity’s promise to grant a license provides a customer with either a right to use (revenue recorded at a point in time) or a right to access (revenue recorded over a period of time) to the entity’s intellectual property. The effective date for all amendments is for annual reporting period beginning after December 15, 2017. We are in the process of evaluating the impact of this guidance on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” or ASU 2014-15. ASU 2014-15 will require management to assess, at each annual and interim reporting period, the entity’s ability to continue as a going concern. The amendments in ASU 2014-15 do not have any application to an entity’s financial statements, but only to disclosure in the related notes. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and early application is permitted. We plan to adopt ASU 2014-15 in the first quarter of 2017 and for the annual period ending December 31, 2016.

In February 2016, the FASB issued ASU, No. 2016-02, “Leases (Topic 842)”. This guidance requires lessees to recognize a lease liability and a right-of-use asset with the exception of short-term leases. In addition, lessees are required to classify leases as either operating or finance based on current criteria of whether or not the lease is effectively a financed purchase by the lessee. The new standard is effective for the annual reporting period beginning after December 15, 2018 and early adoption is permitted. We are in the process of evaluating the impact of this guidance on our consolidated financial statement disclosures.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. This guidance is intended to simply the accounting for stock compensation. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences, (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The new standard is effective for annual periods beginning after December 15, 2017 and interim periods within annual periods beginning after December 15, 2018 and early adoption is permitted. We are in the process of evaluating the impact of this guidance on our consolidated financial statements.

Item  3.       Qualitative and Quantitative Disclosures About Market Risk

Our primary market risk is the exposure to foreign currency exchange rate fluctuations. This risk arises from our holdings of foreign currency denominated accounts payable. Changes in foreign currency exchange rates can create foreign exchange gains or losses to us. We do not engage in foreign currency hedging arrangements for our accounts payable, and, consequently, foreign currency fluctuations may adversely affect our earnings. During the three months ended March 31, 2016 and 2015, 6.8% and 17.0%, respectively, of our operating expenses were denominated in currencies other than the U.S. dollar. We have minimal direct exposure to interest rate risks as we do not have variable rate financial liabilities. In addition, our Oxford loan has a fixed interest rate of 9.504% therefore fluctuations in interest rates do not have an effect on the total outstanding principal due.

We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment activities is to preserve principal and liquidity. To achieve this objective, we invest in a money market fund and high quality marketable debt instruments of corporations, financial institutions and government sponsored enterprises with contractual maturity dates of generally less than three years. We do not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt. If a 10% change in interest rates were to have occurred on March 31, 2016 this change would not have had a material effect on the fair value of our investment portfolio as of that date.

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

As of March 31, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2016.

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

PART II.-OTHER INFORMATION

Item 1A.        Risk Factors

You should consider carefully the following risk factors, together with all of the other information included or incorporated in this Quarterly Report, before making your decision whether to purchase or sell shares of our common stock. Each of these risk factors, either alone or taken together, could adversely affect our business, operating results, growth prospects and financial condition, as well as adversely affect the value of an investment in our common shares. If that were to happen, the trading price of our common stock could decline. There may be additional risks that we do not presently know of or that we currently believe are immaterial which could also impair our business and financial position. We have marked with an asterisk (*) those risk factors that reflect changes from the risk factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC on March 29, 2016.

Risks Related to Our Business and Industry

*We will need to obtain additional financing to complete the development and commercialization of topsalysin and to repay existing debt and we may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our development program or commercialization efforts or cease operations.

Our operations have consumed substantial amounts of cash since inception. Since inception, we have raised approximately $119 million from the sale of equity securities in private placements and public offerings, $21 million from the issuance of debt securities, and $9 million from the exercise of common share purchase warrants. We will need to continue to spend substantial amounts to continue clinical development of topsalysin. We are currently evaluating options to further advance the clinical development of topsalysin. We will require significant additional funding to advance topsalysin in clinical development. We could use dilutive funding options such as an equity financing and non-dilutive funding options such as a partnering arrangement or royalty agreement to fund future clinical development of topsalysin. While the exact path of how we will move this program forward has not been determined, we currently believe that a non-dilutive option is the most desirable option given our current capital requirements and potential access to capital. At this point in time we do not plan on pursuing new clinical trials, including a second Phase 3 trial in BPH unless we obtain additional financing. There can be no assurance that such funding will be available on acceptable terms or at all.

We expect that our existing cash, together with interest thereon, will only be sufficient to fund our operations for at least the next 12 months. However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. Any clinical development efforts beyond our ongoing Phase 2a clinical trial in localized low to intermediate risk prostate cancer and our ongoing operations will require additional funding.

We expect to finance future cash needs through public or private equity offerings, debt financings or strategic partnerships and alliances and licensing arrangements. We may also finance future cash needs through our existing Aspire Capital LLC Purchase Agreement, or Purchase Agreement, but in order for us to utilize the Purchase Agreement the closing sale price of our common shares must exceed $2.00 on the date of each purchase. In addition, as part of our at-market-offering we agreed not to sell any equity securities for 90 days from the closing. We cannot be certain that additional funding will be available on acceptable terms, or at all. Subject to limited exceptions, our Oxford loan also prohibits us from incurring indebtedness without the prior written consent of Oxford. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us we may have to significantly delay, scale back or discontinue the development or commercialization of topsalysin. We also could be required to:

•	seek collaborators for one or more of our current or future product candidates on terms that are less favorable than might otherwise be available;

•	relinquish or license on unfavorable terms our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves; or

•	seek a third party to acquire us or our assets.

We announced on May 12, 2016 that we have engaged Oppenheimer & Co. Inc. as our financial advisor to assist with the evaluation of various strategic alternatives, including partnering arrangements, financings or a strategic transaction. Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common shares to decline.

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

In June 2014, we entered into a $6 million senior secured loan with Oxford Finance LLC, or Oxford. This loan is secured by a lien covering all of our assets, including intellectual property, and we also pledged as collateral all of our equity interests in Sophiris Bio Corp. and Sophiris Bio Holding Corp. We are obligated to make monthly payments of principal and interest through the maturity date of July 1, 2018, assuming there is no default that results in acceleration of the debt. As of March 31, 2016, $4.8 million of principal remained outstanding.

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

As of March 31, 2016 we had ten full-time employees. In May 2016, we plan to lay off five of the ten employees to preserve our cash resources while we pursue strategic alternatives. If we obtain additional capital we may have to rehire these employees or identify and hire replacements. In addition, we have engaged part-time individual consultants to assist us with establishing accounting systems, managing vendors and CROs, project management, regulatory compliance and business development. We will need to expand our managerial, operational, financial and other resources in order to manage our operations and clinical trials, continue our research and development activities, and commercialize our product candidate. Our management and scientific personnel, systems and facilities currently in place may not be adequate to support our future growth. Our need to effectively manage our operations, growth and various projects requires that we:

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

At March 31, 2016, we had $5.1 million of cash and cash equivalents and $0.3 million in securities available-for-sale. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents since March 31, 2016, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Further dislocations in the credit market may adversely impact the value and/or liquidity of cash equivalents owned by us.

*Fluctuations in foreign currency exchange rates could result in changes in our reported revenues and earnings.

We currently incur expenses denominated in foreign currencies, specifically in connection with our manufacturing and supply agreement with Boehringer Ingelheim RCV GmbH & Co KG for the manufacture of topsalysin, for which payments are denominated in euro. In addition, we are utilizing several clinical vendors which are located in various countries outside of the United States. These clinical vendors invoice us in the local currency of the vendor. We do not engage in foreign currency hedging arrangements for our accounts payable, and, consequently, foreign currency fluctuations may adversely affect our earnings. During the three months ended March 31, 2016 and 2015, 6.8% and 17.0%, respectively, of our operating expenses were denominated in currencies other than the U.S. dollar. Going forward we anticipate that our sales and expenses, if any, will be denominated in the local currency of the country in which they occur. We may decide to manage this risk by hedging our foreign currency exposure, principally through derivative contracts. Even if we decide to enter into such hedging transactions, we cannot be sure that such hedges will be effective or that the costs of such hedges will not exceed their benefits. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the euro, could result in material amounts of cash being required to settle the hedge transactions or could adversely affect our financial results.

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

Risks Related to Ownership of Our Common Shares

*If we fail to satisfy applicable listing standards, our common shares may be delisted from The NASDAQ Capital Market.

We received a letter dated April 5, 2016 from the Listing Qualifications Department of The NASDAQ Stock Market, or NASDAQ, notifying us that we did not meet the minimum stockholders’ equity requirement for continued listing set forth in NASDAQ Listing Rule 5550(b)(1). Under the NASDAQ listing rules, we have 45 calendar days to submit a Compliance Plan, or a Plan, to regain compliance with the minimum stockholder’s equity requirement. If our Plan is accepted, NASDAQ can grant an extension of up to 180 calendar days from April 5, 2016 for us to gain compliance with the minimum stockholders’ equity requirement. If the Plan is not accepted, we will have the opportunity to appeal the decision before the NASDAQ Listing Qualifications Panel. As an alternative to meeting the requirements of NASDAQ Listing Rule 5550(b)(1), we also regain compliance with the NASDAQ Listing Rules if the market value of our listed securities is equal to or greater than $35.0 million for 10 consecutive trading days. The market value of our listed securities was $23.1 million on May 2, 2016.

There is no guarantee that we will be able to regain compliance with NASDAQ nor is there a guarantee that NASDAQ would find our Plan acceptable, which could result in NASDAQ taking steps to delist our common shares. Delisting from The NASDAQ Capital Market could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common shares. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities. If our common shares are delisted by The NASDAQ Capital Market, the price of our common shares may decline, and although our common shares may be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the pink sheets, an investor may find it more difficult to dispose of their common shares or obtain accurate quotations as to the market value of our common shares. Further, if we are delisted, we would incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common shares and the ability of our shareholders to sell our common shares in the secondary market.

*U.S. holders of our shares may suffer adverse tax consequences if we are characterized as a passive foreign investment company after 2012.

Generally, if for any taxable year 75% or more of our gross income is passive income, or at least 50% of the average quarterly value of our assets (which may be determined in part by the market value of our ordinary shares, which is subject to change) are held for the production of, or produce, passive income, we would be characterized as a passive foreign investment company, or PFIC, for United States federal income tax purposes. Based on the composition of our gross income and gross assets and the nature of our business, we expect that we were a PFIC for the taxable years ending December 31, 2012, 2013 and 2014 and that we will likely be a PFIC for the taxable year ending December 31, 2015. In 2016 and for future years, our status as a passive foreign investment company will also depend on whether we are a “controlled foreign corporation” for U.S. federal income tax purposes, how quickly we utilize the cash proceeds from our IPO in our business and other factors. If we are a PFIC for 2015 or any subsequent year, U.S. holders of our shares may suffer adverse tax consequences. Gains realized by non-corporate U.S. holders on the sale of our ordinary shares would be taxed as ordinary income, rather than as capital gain, and the preferential tax rate applicable to dividends received on our ordinary shares would be lost. Interest charges would also be added to taxes on gains and dividends realized by all U.S. holders.

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

A U.S. holder may also mitigate the adverse tax consequences of being a PFIC by timely making a mark-to-market election. Generally, for each year that we would meet the PFIC gross income or asset test, an electing U.S. holder would include in gross income the increase in the value of its shares during each of its taxable years and deduct from gross income the decrease in the value of such shares during each of its taxable years. A mark-to-market election may be made and maintained only if our shares are regularly traded on a qualified exchange. While we anticipate that these requirements will be satisfied following our IPO, whether our shares are regularly traded on a qualified exchange is an annual determination based on facts that, in part, are beyond our control. Accordingly, we can provide no assurances that a U.S. holder will be eligible to make a mark-to-market election. You should consult your own tax advisor as to the specific tax consequences to you in the event we are characterized as a PFIC for the taxable year ending December 31, 2015 or any subsequent year.

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

Prior to our IPO in 2013, there was no public market for our common shares in the United States. The trading price of our common shares has been volatile and is likely to continue to be volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the other risk factors discussed in this section, these factors include:

•

the outcome of our pursuit of strategic alternatives, including whether we raise any additional capital to fund our ongoing operations and whether we are able to continue to comply with the terms of our senior secured loan;

the results of our ongoing and future clinical trials of topsalysin or changes in the development status of topsalysin;

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

Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

4.5	Common Share Purchase Warrant Issued to Oxford Finance LLC	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

4.6	Common Share Purchase Warrant Issued to Oxford Finance LLC	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

4.7	Omnibus Amendment to Warrants to Purchase Common Shares dated January 31, 2014, 2014 by and between the Company and Warburg Pincus Private Equity X, L.P. and Warburg Pincus X Partners, L.P	Incorporated by reference to the Current Report on Form 8-K February 6, 2014.

4.8	Omnibus Amendment to Warrants to Purchase Common Shares dated February 14, 2014 by and between the Company and Oxford Finance LLC	Incorporated by reference to the Current Report on Form 8-K filed on February 18, 2014.

4.9	Common Share Purchase Warrant Issued to Oxford Finance LLC dated June 30, 2014	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 7, 2014.

4.10	Common Share Purchase Warrant Issued to Oxford Finance LLC dated June 30, 2014	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 7, 2014.

4.11	Registration Rights Agreement by and between the Company and Aspire Capital Fund, LLC dated May 16, 2014	Incorporated by reference to the Current Report on Form 8-K filed on May 19, 2014.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended	Attached hereto

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended	Attached hereto

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached hereto

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached hereto

101.INS**	XBRL Instance Document	Attached hereto

101.SCH**	XBRL Taxonomy Extension Schema Document	Attached hereto

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	Attached hereto

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	Attached hereto

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	Attached hereto

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	Attached hereto

**

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on the 16th day of May 2016.

SOPHIRIS BIO INC.

By:	/s/ Randall E. Woods
Randall E. Woods Chief Executive Officer and President

By:	/s/ Peter T. Slover
Peter T. Slover Chief Financial Officer