Form 10-Q
period 2016-06-30
SOPHIRIS BIO INC.
filed 2016-08-09
CIK 1563855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

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

As of August 2, 2016, the registrant had 22,618,436 common shares (no par value) outstanding.

SOPHIRIS BIO INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Sophiris Bio Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

(Unaudited)

	June 30, 2016	December 31, 2015
Assets:
Current assets:
Cash and cash equivalents	$8,338	$5,881
Securities available-for-sale	—	2,500
Other receivables	1	8
Prepaid expenses	170	467
Total current assets	8,509	8,856
Property and equipment, net	7	17
Other long-term assets	—	19
Total assets	$8,516	$8,892

Liabilities and shareholders’ equity:
Current liabilities:
Accounts payable	$201	$909
Accrued expenses	734	566
Current portion of promissory notes	1,879	1,771
Total current liabilities	2,814	3,246
Long-term promissory notes	2,605	3,572
Warrant liability	2,258	—
Stock-based compensation liability	102	168
Total liabilities	7,779	6,986

Commitments and contingencies

Shareholders’ (deficit) equity:
Common shares, unlimited authorized shares, no par value; 21,421,779 and 17,244,736 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	117,745	113,880
Contributed surplus	18,983	17,683
Accumulated other comprehensive gain	99	99
Accumulated deficit	(136,090)	(129,756)
Total shareholders’ equity	737	1,906
Total liabilities and shareholders’ equity	$8,516	$8,892

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sophiris Bio Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating expenses:
Research and development	$978	$2,557	$1,907	$5,638
General and administrative	1,357	997	2,521	2,045
Total operating expenses	2,335	3,554	4,428	7,683
Other income (expense):
Interest expense	(137)	(177)	(287)	(354)
Interest income	3	6	7	14
Loss on revaluation of warrant liability	(1,619)	—	(1,619)	—
Other income (expense), net	(3)	(13)	(7)	(20)
Total other expense	(1,756)	(184)	(1,906)	(360)
Net loss	$(4,091)	$(3,738)	$(6,334)	$(8,043)
Basic and diluted loss per share	$(0.21)	$(0.22)	$(0.35)	$(0.48)
Weighted average number of outstanding shares – basic and diluted	19,340	16,845	18,292	16,845
Other comprehensive income (loss):
Unrealized (loss) gain on securities available-for-sale	—	(1)	—	1
Total other comprehensive loss	$(4,091)	$(3,739)	$(6,334)	$(8,042)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 Sophiris Bio Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows used in operating activities
Net loss for the period	$(6,334)	$(8,043)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock-based compensation	185	454
Amortization of debt discount	62	69
Depreciation of property and equipment	9	10
Amortization of discount on securities available-for-sale	—	1
Foreign exchange transaction loss	1	20
Loss on the revaluation of warrant liability	1,619	—
Changes in operating assets and liabilities:
Other receivables	7	9
Prepaid expenses	316	532
Accounts payable	(707)	(1,870)
Accrued expenses	107	(647)
Net cash used in operating activities	(4,735)	(9,465)
Cash flows provided by investing activities
Maturities of securities available-for-sale	2,750	18,369
Purchases of securities available-for-sale	(250)	(5,024)
Net cash provided by investing activities	2,500	13,345
Cash flows provided by financing activities
Proceeds from the issuance of financing, net of paid offering costs	4,770	—
Proceeds from the exercise of warrants	840	—
Proceeds from the exercise of stock options	3	—
Principal payments on promissory notes	(921)	—
Net cash provided by financing activities	4,692	—
Effect of exchange rate changes on cash and cash equivalents	—	(9)
Net increase in cash and cash equivalents	2,457	3,871
Cash and cash equivalents at beginning of period	5,881	4,123
Cash and cash equivalents at end of period	$8,338	$7,994

Supplemental disclosures of non-cash investing and financing activities:
Change in the fair value of stock-based compensation liability recorded to contributed surplus	$66	$31
Valuation of warrant liability upon issuance of warrants	$1,687	$—
Valuation of exercised warrants reclassified from warrant liability to contributed surplus	$1,048	$—
Issuance costs included in accrued expenses but not paid as of June 30, 2016	$60	$—

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

Liquidity

The condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company expects that its cash and cash equivalents will be sufficient to fund its operations for at least twelve months assuming the Company does not begin any new development activities for topsalysin.

The Company is currently evaluating options to further advance the development of topsalysin. The Company could use dilutive funding options such as equity financing and non-dilutive funding options such as a partnering arrangement or royalty agreement to fund future clinical development of topsalysin. At this point in time the Company does not plan on pursuing new clinical trials, including a second Phase 3 trial in BPH or a second Phase 2 trial in localized prostate cancer unless the Company obtains financing. There can be no assurance that such funding will be available on acceptable terms or at all.

 During May 2016, the Company implemented a reduction in workforce in which five of its ten employees were terminated in order to conserve its cash resources while it evaluates strategic alternatives, including potential partnering arrangements, financings or a strategic transaction. On May 12, 2016, the Company announced that it had engaged Oppenheimer & Co. Inc. as its financial advisor to assist with the evaluation of various strategic alternatives.

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

GAAP requires the Company’s management to make estimates and judgments that may affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. The Company bases estimates and judgments on historical experience and on various other factors that it believes to be reasonable under the circumstances. The significant estimates in these condensed consolidated financial statements include stock-based compensation expense and accrued research and development expenses, including accruals related to the Company’s clinical trials. The Company’s actual results may differ from these estimates. The Company evaluates its estimates on an ongoing basis. Changes in estimates are reflected in reported results in the period in which they become known by the Company’s management.

 Foreign currency

Historically gains and losses resulting from foreign currency translation were recorded in accumulated other comprehensive gain (loss), which is a separate component of shareholders’ (deficit) equity. Foreign currency transaction gains and losses are recognized as a component of other expense.

Cash and cash equivalents

Cash equivalents are short-term, highly liquid investments with an original maturity of three months or less at the date of purchase.

Securities Available-for-Sale

Investments with an original maturity of more than three months when purchased have been classified by management as securities available-for-sale. Such investments are carried at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive gain (loss) in shareholders’ equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. No other-than-temporary impairments were identified for the investment securities held by the Company as of December 31, 2015. The cost of investment securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. The cost of securities sold is based on the specific-identification method. The Company has classified all of its investment securities as available-for-sale, including those with maturities beyond one year, as current assets on the consolidated balance sheets based on the highly liquid nature of the investment securities and because these investment securities are considered available for use in current operations.

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

Effective November 13, 2013, the Company voluntarily delisted from the Toronto Stock Exchange, or TSX. As a result of the delisting from the TSX and the change in the Company’s functional currency to the U.S. dollar, the stock options granted with exercise prices denominated in Canadian dollars are considered dual indexed as defined in Accounting Standards Codification, or ASC, topic 718, “Compensation, Stock Compensation”. As a result, the Company is required to account for these stock options as a liability. Historically these options had been accounted for as equity. The estimated fair value is determined using the Black-Scholes pricing model based on the estimated value of the underlying common shares at the valuation measurement date, the remaining service period of the stock options, risk-free interest rates, expected dividends and expected volatility of the price of the underlying common shares. The fair value of the stock-based compensation liability was $102,000 at June 30, 2016. As the calculated fair value of the stock options at June 30, 2016 was less than the original grant date fair value no additional compensation expense was recorded in the consolidated statement of operations and comprehensive loss. The change in the fair value of the stock-based compensation liability was recorded as an adjustment to Contributed Surplus of $19,000 and $66,000 for the three and six months ended June 30, 2016, respectively, and $20,000 and $31,000 for the three and six months ended June 30, 2015, respectively.

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

 Recent accounting pronouncements

In May 2014, the FASB issued new guidance related to revenue recognition (ASU No. 2014-09 Revenue from Contracts with Customers (Topic 606)). Subsequently the FASB has issued additional guidance (ASU Nos. 2015-14; 2016-08; 2016-10; 2016-12 Revenue from Contracts with Customers (Topic 606)). The guidance establishes principles for reporting information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Two methods of adoption are permitted: (a) full retrospective adoption, meaning the standard is applied to all periods presented or (b) modified retrospective adoption, meaning the cumulative effect of applying the new guidance is recognized as an adjustment to the opening retained earnings balance. The Company does not intend to adopt the new guidance early and is in the process of determining the adoption method as well as the effects the adoption will have on its consolidated financial statements.

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

3.	Reduction in Workforce

The Company completed a reduction in workforce in May 2016 through which five of its ten employees were terminated. The Company incurred a charge of approximately $81,000 during the three and six months ended June 30, 2016, which is included in operating expenses, related to cash severance and continuation of benefits in connection with the workforce reduction. No additional cash payments are expected to be made related to this reduction in workforce. In addition, the Company incurred a non-cash stock-based compensation charge of approximately $76,000 associated with the modification of stock options for individuals included in the reduction in workforce. See additional discussion regarding the modification of stock options for terminated employees at Note 12.

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

The following diluted securities have been excluded from the computation of diluted weighted-average shares outstanding as of June 30, 2016 and 2015 as the Company recorded a net loss in all periods and therefore they would be anti-dilutive (in thousands):

	June 30, 2016	June 30, 2015
Options to purchase common shares	2,014	1,677
Common share purchase warrants	1,776	878

5.	Securities Available-for-Sale

The Company had no securities available-for-sale as of June 30, 2016.

Securities available-for-sale consisted of the following as of December 31, 2015 (in thousands):

	December 31, 2015
	Amortized	Unrealized		Estimated
	Cost	Gain	Loss	Fair Value
Commercial paper	$750	$—	$—	$750
U.S. government sponsored enterprise securities	1,750	—	—	1,750
	$2,500	$—	$—	$2,500

 The amortized cost and estimated fair value of the Company securities available-for-sale by contractual maturity as of December 31, 2015 are shown below (in thousands):

	December 31, 2015
	Amortized	Unrealized		Estimated
	Cost	Gain	Loss	Fair Value
Within one year	$2,500	$—	$—	$2,500
After one year	—	—	—	—
	$2,500	$—	$—	$2,500

6.	Fair value measurement and financial instruments

As of June 30, 2016 the Company had $3.5 million of securities consisting of money market funds and U.S. government sponsored enterprise securities with maturities that range from six days to approximately 1.5 months with an overall average time to maturity of approximately 20 days. The Company has the ability to liquidate these investments without restriction. The Company determines fair value for securities with Level 1 inputs through quoted market prices. The Company determines fair value for securities with Level 2 inputs through broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. The Company’s Level 2 securities have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, typically utilizing third party pricing services or other observable market data. The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, and other industry and economic events. The Company’s Level 3 inputs are unobservable inputs based on the Company’s assessment that market participants would use in pricing the instruments.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis for the periods presented (in thousands):

	June 30, 2016	Level 1	Level 2	Level 3
Assets:
Money market funds	$1,095	$1,095	$—	$—
U.S. government sponsored enterprise securities	2,400	—	2,400	—
Total assets	$3,495	$1,095	$2,400	$—
Liabilities:
Warrant liability	$2,258	$—	$—	$2,258
Stock-based compensation liability	102	—	—	102
Total liabilities	$2,360	$—	$—	$2,360

	December 31, 2015	Level 1	Level 2	Level 3
Assets:
Money market funds	$87	$87	$—	$—
Commercial paper	1,850	—	1,850	—
U.S. government sponsored enterprise securities	5,549	—	5,549	—
Total assets	$7,486	$87	$7,399	$—
Liabilities:
Stock-based compensation liability	$168	$—	$—	$168
Total liabilities	$168	$—	$—	$168

Stock-based compensation liability

 The Company calculates the fair value of the stock-based compensation liability for those stock options with exercise prices denominated in Canadian Dollars (level 3) at each reporting period utilizing a Black-Scholes pricing model. The following inputs were utilized in the Black-Scholes pricing model:

	June 30, 2016	December 31, 2015
Stock price at the end of each reporting period	$2.15	$1.78
Weighted average exercise price	$11.59	$13.12
Risk-free interest rate	0.67%	0.91%
Volatility	188.37%	182.74%
Dividend yield	0.00%	0.00%
Expected life in years	1.55	1.53
Calculated fair value per stock option	$0.56	$0.74

The following table presents a reconciliation of the stock-based compensation liability measured at fair value using unobservable inputs (Level 3) (in thousands):

	Six Months Ended June 30,
	2016	2015
Liabilities:
Balance at beginning of period	$168	$22
Change in fair value of stock-based compensation liability recorded as an adjustment to contributed surplus	66	(31)
Balance at end of period	$102	$53

Warrant Liability

 In connection with the financing completed by the Company on May 11, 2016, the Company issued 1,785,714 warrants to purchase common shares of the Company. These warrants may require the Company to pay the warrant holder cash under certain provisions of the warrant and therefore the Company is accounting for these warrants as a liability. As a result of these warrants being classified as a liability, the Company is required to calculate the fair value of these warrants at each reporting date. The fair value of these warrants is calculated utilizing a Black-Scholes pricing model. The Company calculated the initial fair value of these warrants on May 11, 2016, the date the warrants were issued. On June 10, 2016 a warrant holder exercised 600,000 warrants and as a result the Company was required to revalue the fair value of the underlying warrants on that date. The calculated fair value for the exercised warrants was reclassified from the warrant liability to contributed surplus. A remeasured fair value for the warrants was calculated on June 30, 2016. The following inputs were utilized in the Black-Scholes pricing model during the quarter ended June 30, 2016:

	May 11, 2016	June 10, 2016	June 30, 2016
Stock price	$1.12	$1.98	$2.15
Exercise price	$1.40	$1.40	$1.40
Risk-free interest rate	1.2%	1.0%	0.99%
Volatility	130.64%	131.66%	131.74%
Dividend yield	0.00%	0.00%	0.00%
Expected life in years	5.00	4.92	4.86
Calculated fair value per warrant	$0.95	$1.75	$1.90

 The following table presents a reconciliation of the warrant liability measured at fair value using unobservable inputs (Level 3) (in thousands):

Three and Six Months Ended June 30, 2016
Liabilities:
Balance at beginning of period	$—
Calculated fair value of the warrants on May 11, 2016, date of issuance	1,687
Fair value of warrants exercised on June 10, 2016 recorded as an adjustment to contributed capital	(1,048)
Increase in the fair value of the warrant liability	1,619
Balance at end of period	$2,258

The Company recognizes transfers into and out of levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstances that caused the transfer occurs. There were no transfers of assets or liabilities between the fair value measurement classifications.

7.	Prepaid expenses

Prepaid expenses as of June 30, 2016 and December 31, 2015 consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Prepaid insurance	$51	$261
Prepaid research and development expenses	63	176
Other prepaid expenses	56	30
	$170	$467

 As of June 30, 2016 and December 31, 2015, prepaid research and development expenses includes $41,000 and $0.2 million, respectively, for upfront fees paid to our clinical research organization assisting with our clinical trial. The upfront fees will be relieved in future periods based upon work completed.

8.	Accrued expenses

Accrued expenses as of June 30, 2016 and December 31, 2015 consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Accrued personnel related costs	$251	$224
Accrued interest	34	42
Accrued research and development expenses	120	78
Accrued audit and tax services	192	182
Other accrued expenses	137	40
	$734	$566

9.	Promissory notes

On June 30, 2014, we entered into a $6.0 million Loan and Security Agreement with Oxford Finance LLC, or Oxford. The principal borrowed under the loan bears fixed interest of 9.504% per annum. The Company has the option to prepay the outstanding balance of the loan in full, subject to a prepayment fee of 1% to 3% depending upon when the prepayment occurs. Upon the final repayment of the loan on the maturity date, by prepayment, or upon acceleration, the Company shall pay Oxford an additional fee of 5% of the principal amount of $6.0 million. This additional fee is recorded as a debt discount and is being recognized as interest expense over the life of the loan utilizing the effective interest method. The repayment terms are monthly interest only payments through July 1, 2015 followed by 36 equal monthly payments of principal and interest.

In connection with the loan, the Company and its subsidiaries granted to Oxford a security interest in all of the Company’s and its subsidiaries’ personal property now owned or hereafter acquired, excluding intellectual property and certain other assets. Oxford has the right to declare a default under the loan upon the occurrence of a material adverse change as that is defined under the loan, thereby requiring the Company to repay the loan immediately or to attempt to reverse the declaration of default through negotiation or litigation. As of June 30, 2016, the Company was in compliance with all covenants under the loan.

As of June 30, 2016, the future contractual principal and final fee payments on our debt obligation are as follows (in thousands):

Year 1	$1,978
Year 2	2,175
Year 3	491
Total	$4,644

The following table summarizes interest expense (in thousands) for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Simple interest	$107	$142	$225	$285
Amortization of debt discount	30	35	62	69
	$137	$177	$287	$354

The Company calculated the fair value of the secured promissory notes as $4.3 million (Level 3) as of June 30, 2016. The fair value of long-term debt is based on the net present value of calculated interest and principal payments, using an interest rate of 9.5%, which takes into consideration the financial position of the Company and the recent interest rate environment for new debt issuances for comparable companies. The fair value of this equity component was derived using the Black-Scholes valuation model. The Company calculated the promissory notes’ fair value by allocating to equity and the debt based on their respective fair values.

10.	Share Issuance

On May 11, 2016, the Company completed a financing in which net proceeds of approximately $4.6 million was raised by selling 3,571,428 common shares at a price of $1.40 per share. Additionally, for each common share purchased, the investors received a warrant to purchase one-half of a common share of the Company at an exercise price of $1.40 per full share for a period of five years from May 11, 2016. During June 2016, 600,000 of these warrants were exercised which generated proceeds of $0.8 million. During July 2016, an additional 1,175,714 warrants were exercised which generated proceeds of $1.6 million.

In connection with this financing, the Company entered into a Securities Purchase Agreement with certain purchasers. For a period of 90 days after May 11, 2016, the Securities Purchase Agreement prohibits the Company from entering into any agreement to issue or announce the issuance or proposed issuance of any common shares of common share or common share equivalents.

For a period of two years after May 11, 2016, the Securities Purchase Agreement also prohibits the Company from entering into a variable rate transaction (as defined in the agreement and which includes the issuance of securities under the Company’s common share purchase agreement with Aspire Capital Fund LLC) and prohibits the Company from issuing any securities which have a price that will be determined at a future price.

The warrants included in this transaction contain a “fundamental change” provision, which may in certain circumstances allow the common share warrants to be redeemed for cash at an amount equal to the Black-Scholes Value, as defined by the warrant agreements. In addition, the warrants include a “failure to timely deliver shares” provision, which may require the Company to pay cash to the warrant holder in certain circumstances as defined by the warrant agreements. Accordingly, the common share warrants are recorded as a liability and then marked to market each period through earnings in other income (expense) each period. See a discussion on the calculation of the fair value associated with these warrants at Note 5.

In connection with this financing the Company incurred offering expenses of approximately $0.4 million. The Company allocated these offering costs between the estimated fair value of the common shares and the fair value of the warrants on the date of their issuance. The Company allocated approximately $0.3 million to the common shares which was recorded as a reduction to equity. The remaining $0.1 million was allocated to the warrants. This amount was expensed and included as a component of general and administrative expenses for the three and six months ended June 30, 2016 as the warrants are classified as liabilities.

On May 19, 2016 the Company received a letter from the Listing Qualifications Department of the NASDAQ Stock Market LLC indicating that when taking into consideration the aforementioned financing, the NASDAQ had determined that the Company had regained compliance with Listing Rule 5550(b)(1).

11.	Common stock purchase agreement with Aspire Capital

In connection with the financing completed on May 11, 2016, the Company entered into a Securities Purchase Agreement with certain purchasers. The Securities Purchase Agreement prohibits the Company from entering into or effecting a transaction under any agreement which includes the issuance of securities at a future determined price for a period of two years from May 11, 2016. The common share purchase agreement, or the Purchase Agreement, with Aspire Capital Fund LLC relies on issuing securities at a future determined price and therefore the Company is prohibited from issuing securities under the Purchase Agreement. The Purchase Agreement is set to expire prior to the end of such two year period and therefore the Company will be unable to issue any additional securities under the Purchase Agreement prior to its expiration. The Company did not issue any securities under the Purchase Agreement during the six months ended June 30, 2016.

12.	Stock-based compensation plan

The Company’s Amended and Restated 2011 Stock Option plan, or the Plan, provides for the granting of options for the purchase of common shares of the Company at the fair value of the Company’s common shares on the date of the option grant. Options are granted to employees, directors and non-employees. The board of directors or a committee appointed by the board of directors administers the Plan and has discretion as to the number, vesting period and expiry date of each option award. Historically the Company granted options to residents of the United States with an exercise price denominated in Canadian dollars, the functional currency of the Company prior to the Company’s IPO. Subsequent to the Company’s IPO, the Company grants options with an exercise prices denominated in U.S. dollars.

In June 2016, the Company registered 357,142 additional common shares under the Plan. As of June 30, 2016, the Company had 68,074 registered common shares which were available for issuance under the Plan. As of June 30, 2016, the Company has available an additional 60,562 shares which can be granted under the Plan which have not been registered with the SEC. The Company plans to register these additional shares prior to the issuance of the stock as a result of the exercise of stock option under the Plan.

  The Company recognized stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Research and development	$37	$72	$69	$153
General and administrative	58	155	116	301
Total	$95	$227	$185	$454

In connection with the Company’s previously announced reduction in workforce, the Company’s Board of Directors approved certain modifications to the outstanding stock options of terminated employees. All outstanding vested stock options were modified so that the expiration date of the vested options at the time of each employee’s termination would be extended to the remaining life of the stock options. As a result of this modification, the Company recorded non-cash stock-based compensation expense of approximately $76,000 during the three and six months ended June 30, 2016. In addition, all outstanding unvested stock options were modified so that the expiration date of the unvested options on the date of each employee’s termination would be extended for one year from the termination date and the unvested options would automatically vest if a change of control occurred prior to the modified option expiration date. An additional stock-based compensation charge associated with the modification of the unvested options will be recorded if a change in control occurs prior to the expiration of the unvested options.

As of June 30, 2016 there was $0.3 million of total unrecognized compensation expense related to non-vested stock awards, which is expected to be recognize over a weighted average period of approximately 1.4 years.

The following table summarizes stock option activity, including options issued to employees, directors and non-employees (in thousands, except per share):

	Options Outstanding	Weighted Average Exercise Price
Outstanding at January 1, 2016	1,677	$5.52
Options granted	390	0.99
Options exercised	6	0.46
Options expired	45	31.63
Options forfeited	2	4.41
Outstanding at June 30, 2016	2,014	$4.07

The total amount of options outstanding at June 30, 2016 include options with exercise prices denominated in Canadian dollars and U.S. dollars. The Canadian dollar amounts have been converted to U.S. dollars for purposes of the weighted average exercise price calculation using the grant date exchange rate for each Canadian dollar denominated option.

The fair values of options granted during the six months ended June 30, 2016 and 2015 were estimated at the date of grant using the following weighted-average assumptions:

	Six Months Ended June 30,
	2016	2015
Expected life of the option term (years)	3.8	3.5
Risk-free interest rate	1.19%	0.99%
Dividend rate	0%	0%
Volatility	147.8%	128.4%
Forfeiture rate	3.4%	4.7%

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

All dollar amounts are expressed in U.S. dollars unless otherwise noted. All amounts that are expressed on an as-converted from Canadian dollar to U.S. dollar basis are calculated using the conversion rate as of June 30, 2016 unless otherwise noted.

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

In May 2015 we initiated a single-center, open-label Phase 2a proof of concept clinical trial of topsalysin for the treatment of localized low to intermediate risk prostate cancer. We believe that the highly targeted mechanism by which topsalysin selectively destroys prostate tissue in BPH makes topsalysin a potential targeted focal treatment for localized prostate cancer. The clinical trial utilizes previously obtained MRI images of each patient’s prostate mapped to real time 3D ultrasound to target the delivery of topsalysin directly into and around a pre-identified clinically significant tumor. Patients received a transperineal administration of topsalysin under general anesthesia at a dose higher than used in our completed Phase 3 BPH PLUS-1 trial but less than the highest dose used in our previous prostate cancer trial. The primary objective of the trial was to assess the safety and tolerability of topsalysin when used to selectively target and focally ablate a clinically significant tumor. The potential efficacy was evidenced by histological and MRI changes, indicating tumor control at six months following treatment. The clinical trial was conducted at a single center, the University College London, which is well known for the focal treatment of prostate cancer in the United Kingdom.

A total of 18 patients with clinically significant, localized low to intermediate risk prostate cancer were enrolled in the Phase 2a proof of concept clinical trial. On June 9, 2016, we announced the biopsy results from all 18 patients enrolled in the Phase 2a proof-of-concept study of topsalysin for the treatment of localized prostate cancer. The one-time administration of topsalysin was well tolerated with no serious adverse events and no new safety signals being reported. Topsalysin demonstrated an ability to ablate tumor cells in 50 percent of patients (9/18 patients) six months after treatment in a patient population with pre-identified, clinically significant prostate cancer. We believe that the results support advancing topsalysin into an additional Phase 2 study to confirm dosing and optimize delivery.

All 18 patients enrolled completed the study. Biopsy data at six months following treatment showed that:

●	Two men experienced complete ablation of their targeted tumor with no evidence of any tumor remaining at six months;
●	Seven men experienced a partial response, defined as either a reduction in the maximum cancer core length or a reduction in Gleason pattern; and
●	Nine patients had no response to treatment.

Detailed results from this study will be presented at a future medical conference.

Subject to obtaining additional funding, we plan to conduct a second Phase 2 clinical trial to confirm the dose and optimize the delivery of topsalysin for the treatment of localized prostate cancer. This study will utilize previously obtained MRI images of each patient’s prostate mapped to real time 3D ultrasound to target the delivery of topsalysin directly into and around a pre-identified clinically significant tumor. The primary objective of the trial will be safety and tolerability of topsalysin when used to selectively target and focally ablate a clinically significant tumor with potential efficacy assessed by histological and MRI changes. We expect that this clinical trial will enroll between 20 and 40 patients in two or more trial sites.

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

We are currently evaluating options to further advance the clinical development of topsalysin. We will require significant additional funding to advance topsalysin in clinical development. We could use dilutive funding options such as an equity financing and non-dilutive funding options such as a partnering arrangement or royalty agreement to fund future clinical development of topsalysin. At this point in time we do not plan on pursuing new clinical trials, including a second Phase 3 trial in BPH or a second Phase 2 trial in localized prostate cancer unless we obtain additional financing. There can be no assurance that such funding will be available on acceptable terms or at all.

On May 11, 2016, we completed a financing in which net proceeds of approximately $4.6 million was raised by selling 3,571,428 common shares at a price of $1.40 per share. Additionally, for each common share purchased, the investors received a warrant to purchase one-half of a common share at an exercise price of $1.40 per full share for a period of five years from May 11, 2016. During June 2016, 600,000 of these warrants were exercised which generated proceeds of $0.8 million. During July 2016, an additional 1,175,714 warrants were exercised which generated proceeds of $1.6 million.

We completed a reduction in workforce in May 2016 through which five of our ten employees were terminated. We incurred a charge of approximately $81,000 during the three and six months ended June 30, 2016, which is included in operating expenses, related to cash severance and continuation of benefits in connection with the workforce reduction. No additional cash payments are expected to be made related to this reduction in workforce. In addition, we incurred a non-cash stock-based compensation charge of approximately $76,000 associated with the modification of stock options for individuals included in the reduction in workforce.

On May 12, 2016, we announced that we had engaged Oppenheimer & Co. Inc. as our financial advisor to assist with the evaluation of various strategic alternatives.

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

Essentially all of our research and development expenses related to topsalysin during the three and six months ended June 30, 2016 and 2015. We recognized research and development expenses as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Clinical research and development	$906	$2,466	$1,733	$5,115
Manufacturing	35	19	105	370
Stock-based compensation expense	37	72	69	153
	$978	$2,557	$1,907	$5,638

 General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation, related to our executive, finance, business development, market research and support functions. Other general and administrative expenses include allocated facility-related costs not otherwise included in research and development expenses, travel expenses, market research expenses and professional fees for auditing, tax, investor relations and legal services. We expect general and administrative expenses to remain fairly consistent over the next year, excluding certain transactions costs that occurred in the second quarter of 2016, but if we were to move our drug candidate towards commercialization in future periods we do expect that general and administrative expenses would increase.

Interest Expense

Interest expense primarily represents interest payable to Oxford Finance, LLC, or Oxford and amortization of our debt discount associated with Oxford related financings.

Interest Income

We earn interest income from interest-bearing cash and investment accounts.

Warrant Liability

 In connection with the financing we completed on May 11, 2016, 1,785,714 warrants to purchase common shares were issued. These warrants may require us to pay the warrant holder cash under certain provisions of the warrant and therefore we accounting for these warrants as a liability. As a result of these warrants being classified as a liability, we are required to calculate the fair value of these warrants at each reporting date. The fair value of these warrants is calculated utilizing a Black-Scholes pricing model. We calculated the initial fair value of these warrants on May 11, 2016, the date the warrants were issued. On June 10, 2016 a warrant holder exercised 600,000 warrants and as a result we were required to revalue the fair value of the warrants on that date. The calculated fair value for the exercised warrants was reclassified from the warrant liability to contributed surplus. A remeasured fair value for the warrants was calculated on June 30, 2016. The following inputs were utilized in the Black-Scholes pricing model during the quarter ended June 30, 2016:

	May 11, 2016	June 10, 2016	June 30, 2016
Stock price	$1.12	$1.98	$2.15
Exercise price	$1.40	$1.40	$1.40
Risk-free interest rate	1.2%	1.0%	0.99%
Volatility	130.64%	131.66%	131.74%
Dividend yield	0.00%	0.00%	0.00%
Expected life in years	5.00	4.92	4.86
Calculated fair value per warrant	$0.95	$1.75	$1.90

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

 Results of Operations

Comparison of the three months ended June 30, 2016 and 2015

The following table summarizes the results of our operations for the three months ended June 30, 2016 and 2015, together with the changes in those items in dollars (in thousands):

	Three Months Ended June 30,		Change
	2016	2015	2016 vs. 2015
Research and development expenses	978	2,557	(1,579)
General and administrative expenses	1,357	997	360
Interest expense	(137)	(177)	40
Interest income	3	6	(3)
Loss on revaluation of warrant liability	(1,619)	—	(1,619)
Other expense	(3)	(13)	10

Research and development expenses. Research and development expenses were $1.0 million in the three months ended June 30, 2016 compared to $2.6 million in the three months ended June 30, 2015. The decrease in research and development costs is attributable to the following:

●

a $1.6 million decrease in clinical costs associated with our completed Phase 3 PLUS-1 clinical trial of topsalysin, specifically a $1.0 million decrease in cost associated with our clinical research organizations, a $0.4 million decrease for patient visits to our clinical site investigators and $0.2 million decrease primarily in costs associated with the data tracking, consulting, site inspections and travel for our Phase 3 PLUS-1 clinical trial and,

●	a $0.1 million decrease in clinical cost associated with our Phase 2a proof of concept clinical trial for the low to intermediate risk prostate cancer.

These decreases are partially offset by increases in personnel related costs and a $0.1 million milestone payment due to UVIC and Johns Hopkins for the completion of Phase 1 clinical activities associated topsalysin for prostate cancer. Research and development expenses included stock-based compensation expenses of $37,000 for the three months ended June 30, 2016 as compared to $72,000 for the three months ended June 30, 2015.

General and administrative expenses. General and administrative expenses were $1.4 million in the three months ended June 30, 2016 compared to $1.0 million for the three months ended June 30, 2015. The increase from the three months ended June 30, 2015 as compared to the three months ended June 30, 2016 is primarily due to an increase in personnel related costs associated with the payment of performance bonuses, legal costs and the inclusion of $0.1 million in closing costs which were allocated to the warrants issued in our financing completed in May 2016. General and administrative expenses included stock-based compensation expenses of $58,000 for the three months ended June 30, 2016 as compared to $0.2 million for the three months ended June 30, 2015.

Interest expense. Interest expense was $0.1 million in the three months ended June 30, 2016 compared to $0.2 million in the three months ended June 30, 2015.

Interest income. Interest income of $3,000 was for the three months ended June 30, 2016 compared to $6,000 in the three months ended June 30, 2015. The decrease is due to the decrease in the average balances of the interest-bearing cash and investment accounts from period to period.

Loss on revaluation of warrant liability. Loss on revaluation of the warrant liability was $1.6 million for the three months ended June 30, 2016. The non-cash loss is associated with the change in the fair value of our warrant liability resulting from our financing completed by us in May 2016.

Other expense. Other expense was $3,000 for the three months ended June 30, 2016 compared to $13,000 for the three months ended June 30, 2015. This change was due to a decrease in foreign exchange losses associated with foreign currency transactions.

Comparison of the six months ended June 30, 2016 and 2015

The following table summarizes the results of our operations for the six months ended June 30, 2016 and 2015, together with the changes in those items in dollars (in thousands):

	Six Months Ended June 30,		Change
	2016	2015	2016 vs. 2015
Research and development expenses	1,907	5,638	(3,731)
General and administrative expenses	2,521	2,045	476
Interest expense	(287)	(354)	67
Interest income	7	14	(7)
Loss on revaluation of warrant liability	(1,619)	—	(1,619)
Other expense	(7)	(20)	13

Research and development expenses. Research and development expenses were $1.9 million in the six months ended June 30, 2016 compared to $5.6 million in the six months ended June 30, 2015. The decrease in research and development costs is attributable to the following:

●

a $3.5 million decrease in clinical costs associated with our completed Phase 3 PLUS-1 clinical trial of topsalysin, specifically a $2.3 million decrease in cost associated with our clinical research organizations, a $0.8 million decrease for patient visits to our clinical site investigators and $0.4 million decrease primarily in costs associated with the data tracking, consulting, site inspections and travel for our Phase 3 PLUS-1 clinical trial and,

●	a $0.3 million decrease in the costs associated with manufacturing activities for topsalysin.

These decreases are partially offset by increases in personnel related costs and a $0.1 million milestone payment due to UVIC and Johns Hopkins for the completion of Phase 1 clinical activities associated topsalysin for prostate cancer. Research and development expenses included stock-based compensation expenses of $0.1 million for the six months ended June 30, 2016 as compared to $0.2 million for the six months ended June 30, 2015.

General and administrative expenses. General and administrative expenses were $2.5 million in the six months ended June 30, 2016 compared to $2.0 million for the six months ended June30, 2015. The increase from the six months ended June 30, 2015 as compared to the six months ended June 30, 2016 is primarily due to legal, accounting, professional services, personnel related costs associated with the payment of performance bonuses and the inclusion of $0.1 million in closing costs which were allocated to the warrants issued in our financing completed in May 2016. General and administrative expenses included stock-based compensation expenses of $0.1 million for the six months ended June 30, 2016 as compared to $0.3 million for the six months ended June 30, 2015.

Interest expense. Interest expense was $0.3 million in the six months ended June 30, 2016 compared to $0.4 million in the six months ended June 30, 2015.

Interest income. Interest income of $7,000 was for the six months ended June 30, 2016 compared to $14,000 in the six months ended June 30, 2015. The decrease is due to the decrease in the average balances of the interest-bearing cash and investment accounts from period to period.

Loss on revaluation of warrant liability. Loss on revaluation of the warrant liability was $1.6 million for the six months ended June 30, 2016. The non-cash loss is associated with the change in the fair value of our warrant liability resulting from our financing completed by us in May 2016.

Other expense. Other expense was $7,000 for the six months ended June 30, 2016 compared to $20,000 for the six months ended June 30, 2015. This change was primarily due to a decrease in foreign exchange losses associated with foreign currency transactions.

Liquidity and Capital Resources

Overview

Since our inception, our operations have been primarily financed through public and private equity sales, debt financings and payments from Kissei. Since inception, we have devoted our resources to funding and conducting research and development programs, including discovery research, preclinical studies and clinical trial activities.

At June 30, 2016, we had cash and cash equivalents of $8.3 million and net working capital of $5.7 million. On May 11, 2016, we completed a financing in which we raised net proceeds of approximately $4.6 million by selling 3,571,428 common shares at an exercise price of $1.40 per share. Additionally, for each common share purchased, the investors received a warrant to purchase one-half of a common share at a price of $1.40 per full share for a period of five years from May 11, 2016. During June 2016, 600,000 of these warrants were exercised which generated proceeds of $0.8 million. During July 2016, an additional 1,175,714 warrants were exercised which generated proceeds of $1.6 million. We expect that our cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months assuming that no new development activities are initiated for topsalysin. Any clinical development efforts beyond our completed Phase 2a proof of concept clinical trial in localized low to intermediate risk prostate cancer will require additional funding beyond our current cash and cash equivalents.

We are currently evaluating options to further advance the clinical development of topsalysin. We will require significant additional funding to advance topsalysin in clinical development. We could use dilutive funding options such as an equity financing and non-dilutive funding options such as a partnering arrangement or royalty agreement to fund future clinical development of topsalysin. At this point in time we do not plan on pursuing new clinical trials, including a second Phase 3 trial in BPH or a second Phase 2 trial in localized prostate cancer unless we obtain additional financing. There can be no assurance that such funding will be available on acceptable terms or at all.

In connection with the financing that we completed on May 11, 2016, we entered into a Securities Purchase Agreement with certain purchasers. For a period of 90 days after May 11, 2016, the Securities Purchase Agreement includes a provision which prohibits us from entering into any agreement to issue or announce the issuance or proposed issuance of any shares of common shares or common share equivalents. For a period of two years after May 11, 2016, the Securities Purchase Agreement also prohibits us from entering into a variable rate transaction (as defined in the agreement and which includes the issuance of securities under our common share purchase agreement with Aspire Capital Fund LLC, or Aspire Capital) and prohibits us from issuing any securities which have a price that will be determined at a future price. The purchase agreement with Aspire Capital is set to expire prior to the end of such two year period and therefore we will be unable to issue any additional securities under the purchase agreement with Aspire Capital prior to its expiration.

We expect our research and development expense to decrease as a result of the completion of our Phase 2a proof of concept study at the end of the second quarter. As a result of the layoff of five of our ten employees during May 2016, we expect to achieve an annualized reduction in compensation and benefit expenses of $0.9 million, net of severance.

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

Until we can generate significant continuing revenues, we expect to satisfy our future cash needs through private and public sales of our securities. debt financings, by establishing additional strategic collaborations for topsalysin or from exercise of outstanding common share purchase warrants and stock options.

Nasdaq Listing

On May 19, 2016 the Company received a letter from the Listing Qualifications Department of the NASDAQ Stock Market LLC indicating that when taking into consideration the aforementioned financing, the NASDAQ had determined that the Company had regained compliance with Listing Rule 5550(b)(1).

Cash Flows

The following table shows a summary of our cash flows for the six months ended June 30, 2016 and 2015 (in thousands):

	Six Months Ended June 30,
	2016	2015
Net cash provided by (used in):
Operating activities	$(4,735)	$(9,465)
Investing activities	2,500	13,345
Financing activities	4,692	—
Effect of exchange rate changes on cash and cash equivalents	—	(9)
Net increase in cash and cash equivalents	$2,457	$3,871

Operating Activities

Net cash used in operating activities decreased to $4.7 million for the six months ended June 30, 2016 compared to $9.5 million for the six months ended June 30, 2015. The decrease in net cash used in operating activities of $4.7 million was primarily due to the decrease in our net loss from period to period and decrease in funds used for the payment of accounts payable and accrued expenses in the six month period ended June 30, 2016. The decrease in our net loss from the six months ended June 30, 2015 to the six months ended June 30, 2016 is primarily a result of the decrease in our research and development expenses associated with our completed Phase 3 clinical trial for the treatment of the symptoms of BPH and a decrease in costs associated with manufacturing activities of topsalysin offset by the loss recorded for the revaluation of warrant liability.

 Investing Activities

Net cash provided by investing activities was $2.5 million for the six months ended June 30, 2016, compared to $13.3 million net cash provided by investing activities for the six months ended June 30, 2015. The net cash provided by investing activities during both the six months ended June 30, 2016 and June 30, 2015 represents the usage of the proceeds from the maturity of securities classified as available-for-sale to fund our operations and, to a lesser extent, to purchase securities with maturities less than 90 days which are classified as cash and cash equivalents.

Financing Activities

Net cash provided by financing activities was $4.7 million for the six months ended June 30, 2016. The cash provided by financing activities primarily related to our completed financing in which we raised net proceeds of approximately $4.6 million by selling 3,571,428 common shares at a price of $1.40. We also received $0.8 million of proceeds from the exercise of warrants during the six months ended June 30, 2016. These increases are offset by principal payments on our loan with Oxford. We began making principal payment on our Oxford loan in August 2015.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements (as defined by applicable SEC regulations) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Recent accounting pronouncements

In May 2014, the FASB issued new guidance related to revenue recognition (ASU No. 2014-09 Revenue from Contracts with Customers (Topic 606)). Subsequently the FASB has issued additional guidance (ASU Nos. 2015-14; 2016-08; 2016-10; 2016-12 Revenue from Contracts with Customers (Topic 606)). The guidance establishes principles for reporting information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Two methods of adoption are permitted: (a) full retrospective adoption, meaning the standard is applied to all periods presented or (b) modified retrospective adoption, meaning the cumulative effect of applying the new guidance is recognized as an adjustment to the opening retained earnings balance. We do not intend to adopt the new guidance early and is in the process of determining the adoption method as well as the effects the adoption will have on its consolidated financial statements.

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

Our primary market risk is the exposure to foreign currency exchange rate fluctuations. This risk arises from our holdings of foreign currency denominated accounts payable. Changes in foreign currency exchange rates can create foreign exchange gains or losses to us. We do not engage in foreign currency hedging arrangements for our accounts payable, and, consequently, foreign currency fluctuations may adversely affect our earnings. During the six months ended June 30, 2016 and 2015, 9.6% and 12.3%, respectively, of our operating expenses were denominated in currencies other than the U.S. dollar. We have minimal direct exposure to interest rate risks as we do not have variable rate financial liabilities. In addition, our Oxford loan has a fixed interest rate of 9.504% therefore fluctuations in interest rates do not have an effect on the total outstanding principal due.

We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment activities is to preserve principal and liquidity. To achieve this objective, we invest in a money market fund and high quality marketable debt instruments of corporations, financial institutions and government sponsored enterprises with contractual maturity dates of generally less than three years. We do not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt. If a 10% change in interest rates were to have occurred on June 30, 2016 this change would not have had a material effect on the fair value of our investment portfolio as of that date.

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

As of June 30, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2016.

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

PART II.-OTHER INFORMATION

Item 1A.        Risk Factors

You should consider carefully the following risk factors, together with all of the other information included or incorporated in this Quarterly Report, before making your decision whether to purchase or sell our common shares. Each of these risk factors, either alone or taken together, could adversely affect our business, operating results, growth prospects and financial condition, as well as adversely affect the value of an investment in our common shares. If that were to happen, the trading price of our common shares could decline. There may be additional risks that we do not presently know of or that we currently believe are immaterial which could also impair our business and financial position. We have marked with an asterisk (*) those risk factors that reflect changes from the risk factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC on March 29, 2016.

Risks Related to Our Business and Industry

*We will need to obtain additional financing to complete the development and commercialization of topsalysin and to repay existing debt and we may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our development program or commercialization efforts or cease operations.

Our operations have consumed substantial amounts of cash since inception. Since inception, we have raised approximately $118 million from the sale of equity securities in private placements and public offerings, $21 million from the issuance of debt securities, and $11 million from the exercise of common share purchase warrants. We will need to continue to spend substantial amounts to continue clinical development of topsalysin. We are currently evaluating options to further advance the clinical development of topsalysin. We will require significant additional funding to advance topsalysin in clinical development. We could use dilutive funding options such as an equity financing and non-dilutive funding options such as a partnering arrangement or royalty agreement to fund future clinical development of topsalysin. While the exact path of how we will move this program forward has not been determined, we currently believe that a non-dilutive option is the most desirable option given our current capital requirements and potential access to capital. At this point in time we do not plan on pursuing new clinical trials, including a second Phase 3 trial in BPH unless we obtain additional financing. There can be no assurance that such funding will be available on acceptable terms or at all.

We expect that our existing cash, together with interest thereon, will only be sufficient to fund our operations for at least the next 12 months. However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. Any clinical development efforts beyond our completed Phase 2a clinical trial in localized low to intermediate risk prostate cancer and our ongoing operations will require additional funding.

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

In June 2014, we entered into a $6 million senior secured loan with Oxford Finance LLC, or Oxford. This loan is secured by a lien covering all of our assets, including intellectual property, and we also pledged as collateral all of our equity interests in Sophiris Bio Corp. and Sophiris Bio Holding Corp. We are obligated to make monthly payments of principal and interest through the maturity date of July 1, 2018, assuming there is no default that results in acceleration of the debt. As of June 30, 2016, $4.3 million of principal remained outstanding.

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

We have not completed the development of any product candidates and, accordingly, have not begun to commercialize, or generate any product revenues from any product candidate. We are at an early stage of development of our product candidate, topsalysin, for the treatment of the lower urinary tract symptoms of benign prostatic hyperplasia, or BPH and for the treatment of localized low to intermediate risk prostate cancer. Topsalysin requires significant additional clinical testing and investment prior to seeking marketing approval for either the treatment of the symptoms of BPH or the treatment of prostate cancer. On November 10, 2015 we announced final results from our Phase 3 "PLUS-1" study of topsalysin as a treatment for lower urinary tract symptoms of BPH. However, in order to seek regulatory approval for the treatment of the symptoms of BPH, we would be required to conduct a second Phase 3 clinical trial. We are currently seeking a development partner to support the conduct of the second Phase 3 clinical trial but we cannot assure you we will find on at acceptable terms or at all. We initiated a Phase 2a proof of concept clinical trial of topsalysin for the treatment of localized low to intermediate risk prostate cancer in May 2015 and announced the biopsy data of all 18 patients on June 9, 2016. Subject to obtaining additional funding and completing the proof of concept trial, we plan to conduct a dose confirmation and delivery optimization study of topsalysin for the treatment of localized prostate cancer, which would be conducted at two or more clinical trial sites. In order to seek regulatory approval for the treatment of localized low to intermediate risk prostate cancer, we would be required to conduct multiple additional clinical trials. We do not expect to commence any additional clinical trials in this indication until we raise additional funds. A commitment of substantial resources by us and potential partners will be required to conduct additional clinical trials for topsalysin to meet applicable regulatory standards, obtain required regulatory approvals, and to successfully commercialize this product candidate for the treatment in either indication. Topsalysin is not expected to be commercially available for either indication for several years, if at all.

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

*Our clinical trials may fail to adequately demonstrate safety and efficacy of topsalysin for either indication being pursued. Failure to meet the safety or efficacy standards for the trial would prevent or delay regulatory approval and commercialization.

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

We have also recently announced the biopsy data at six months on all 18 patients enrolled in our Phase 2a proof of concept clinical trial of topsalysin for the treatment of localized low to intermediate prostate cancer. The results of the Phase 2a proof of concept clinical trial may not be predictive of the results of our next Phase 2 study to confirm dosing and optimize delivery.

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

Delays in the commencement or completion of clinical testing could significantly impact our product development costs and could result in the need for additional financing. Although we have completed the first of two required Phase 3 clinical trials of topsalysin for the treatment of the symptoms of BPH and initiated a Phase 2a proof of concept clinical trial for the treatment of localized low to intermediate risk prostate cancer in May 2015, we do not know when or whether we will be able to fund a second Phase 2 clinical trial of topsalysin for the treatment of localized low to intermediate prostate cancer the second Phase 3 clinical trial of topsalysin for the treatment of the symptoms of BPH or any additional clinical trials for the treatment of localized low to intermediate risk prostate cancer will begin, or if any future trials will be completed on time, or at all.

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

*We rely on third parties to manufacture topsalysin and an ingredient used in the diluent used to administer topsalysin, and we intend to rely on third parties to manufacture commercial supplies of topsalysin, if and when it is approved. The development and commercialization of topsalysin could be stopped or delayed if any such third party fails to provide us with sufficient quantities of the product or the diluent or fails to do so at acceptable quality levels or prices or fails to maintain or achieve satisfactory regulatory compliance.

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

If we were to experience an unexpected loss of topsalysin supply, we could experience delays in our future clinical trials as BI would need to manufacture additional topsalysin and would need sufficient lead time to schedule a manufacturing slot. This is due to the fact that, given its nature, topsalysin cannot be manufactured in the BI facility at the same time as other biologics.

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

*We have relied upon and expect to rely upon multiple CROs to conduct and oversee our completed and any future clinical trials for topsalysin. If any of our CROs does not meet our deadlines or otherwise conduct the trials as required or if any CRO experiences regulatory compliance issues we may not be able to obtain regulatory approval for or commercialize our product candidate when expected or at all.

We have used multiple CROs for our clinical trials of topsalysin and expect to rely upon CROs for any future clinical trials. We also rely upon medical institutions, clinical investigators and contract laboratories to conduct our trials in accordance with our clinical protocols and in accordance with applicable legal and regulatory requirements. These third parties play a significant role in the conduct of these trials and the subsequent collection and analysis of data from the clinical trials. There is no guarantee that any such third party will devote adequate time and resources to our clinical trial. If any of our CROs or any other third parties upon which we rely for administration and conduct of our clinical trials do not successfully carry out their contractual duties or obligations or fail to meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or if they otherwise perform in a substandard manner, our clinical trials may be extended, delayed, suspended or terminated, and we may not be able to complete development of and ultimately obtain approval for and successfully commercialize topsalysin. We will rely heavily on these third parties for the execution of our future clinical trials and will control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on CROs does not relieve us of our regulatory responsibilities.

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

As of June 30, 2016 we had five full-time employees. In May 2016, we had a reduction in force of five employees to preserve our cash resources while we pursue strategic alternatives. If we obtain additional capital we may have to rehire these employees or identify and hire replacements. In addition, we have engaged part-time individual consultants to assist us with managing vendors and CROs, project management, regulatory compliance and business development. We will need to expand our managerial, operational, financial and other resources in order to manage our operations and clinical trials, continue our research and development activities, and commercialize our product candidate. Our management and scientific personnel, systems and facilities currently in place may not be adequate to support our future growth. Our need to effectively manage our operations, growth and various projects requires that we:

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

Our ability to compete in the highly competitive biotechnology and pharmaceuticals industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management and scientific and medical personnel, including our Chief Executive Officer and President, Randall E. Woods and our Chief Operating Officer and Head of Research and Development, Allison Hulme Ph.D. In order to retain valuable employees at our company, in addition to salary and cash incentives, we provide incentive stock options that vest over time. The value to employees of stock options that vest over time will be significantly affected by movements in our share price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies.

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

Despite our efforts to retain valuable employees, members of our management and scientific and development teams may terminate their employment with us on short notice. Although we have written employment arrangements with all of our employees, these employment arrangements provide for at-will employment, which means that our employees can leave our employment at any time, with or without notice. In addition, we recently completed a reduction in workforce in May 2016 through which five of our ten employees were terminated. The loss of the services of any of our executive officers or other key employees and our inability to find suitable replacements could potentially harm our business, financial condition and prospects. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees.

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

We have a limited operating history and we have financed our operations primarily through equity and debt financings and have incurred significant operating losses since our inception. We had a net loss of $14.2 million, $30.7 million, and $11.1 million during the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, we had an accumulated deficit of $129.8 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our shareholders’ equity and working capital. Our losses have resulted principally from costs incurred in our research activities for topsalysin. We anticipate that our operating losses will substantially increase over the next several years as we continue development of topsalysin, including the conduct of any future clinical trials for the treatment of the symptoms of BPH and our completed proof of concept clinical trial and future clinical trials for the treatment of localized low to intermediate risk prostate cancer and the conduct of any future clinical trials for the treatment of symptoms of BPH. In addition, if we obtain regulatory approval of topsalysin, we may incur significant sales and marketing expenses and outsourced manufacturing expenses, as well as continued development expenses. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or whether or when we will become profitable.

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

At June 30, 2016, we had $8.3 million of cash and cash equivalents. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents since June 30, 2016, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Further dislocations in the credit market may adversely impact the value and/or liquidity of cash equivalents owned by us.

*Fluctuations in foreign currency exchange rates could result in changes in our reported revenues and earnings.

We currently incur expenses denominated in foreign currencies, specifically in connection with our manufacturing and supply agreement with Boehringer Ingelheim RCV GmbH & Co KG for the manufacture of topsalysin, for which payments are denominated in euro. In addition, we are utilizing several clinical vendors which are located in various countries outside of the United States. These clinical vendors invoice us in the local currency of the vendor. We do not engage in foreign currency hedging arrangements for our accounts payable, and, consequently, foreign currency fluctuations may adversely affect our earnings. During the six months ended June 30, 2016 and 2015, 9.6% and 12.3%, respectively, of our operating expenses were denominated in currencies other than the U.S. dollar. Going forward we anticipate that our sales and expenses, if any, will be denominated in the local currency of the country in which they occur. We may decide to manage this risk by hedging our foreign currency exposure, principally through derivative contracts. Even if we decide to enter into such hedging transactions, we cannot be sure that such hedges will be effective or that the costs of such hedges will not exceed their benefits. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the euro, could result in material amounts of cash being required to settle the hedge transactions or could adversely affect our financial results.

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

the results of our completed and future clinical trials of topsalysin or changes in the development status of topsalysin;

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

Risks Related To Being A Canadian Entity

*We are governed by the corporate laws in British Columbia, Canada which in some cases have a different effect on shareholders than the corporate laws in Delaware, United States.

The material differences between the BCBCA as compared to the Delaware General Corporation Law, or the DGCL, which may be of most interest to shareholders include the following: (i) for material corporate transactions (such as mergers and amalgamations, other extraordinary corporate transactions, amendments to our articles) the BCBCA generally requires two-thirds majority vote by shareholders, whereas DGCL generally only requires a majority vote of shareholders for similar material corporate transactions; (ii) the quorum for shareholders meetings is not prescribed under the BCBCA and is only two persons representing 5% of the issued shares under our articles, whereas under DGCL, quorum requires a minimum of one-third of the shares entitled to vote to be present and companies’ certificates of incorporation frequently require a higher percentage to be present; (iii) under the BCBCA a holder of 5% or more of our common shares can requisition a special meeting at which any matters that can be voted on at our annual meeting can be considered, whereas the DGCL does not give this right; (iv) our articles require two-thirds majority vote by shareholders to pass a resolution for one or more directors to be removed, whereas DGCL only requires the affirmative vote of a majority of the shareholders; however, many public company charters limit removal of directors to a removal for cause; and (v) our articles may be amended by resolution of our directors to alter our authorized share structure, including to (a) consolidate or subdivide any of our shares and (b) create additional classes or series of shares, whereas under DGCL, a majority vote by shareholders is generally required to amend a corporation’s certificate of incorporation and a separate class vote may be required to authorize alterations to a corporation’s authorized share structure. We cannot predict if investors will find our common shares less attractive because of these material differences. If some investors find our common shares less attractive as a result, there may be a less active trading market for our common shares and our share price may be more volatile.

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

Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

4.5	Common Share Purchase Warrant Issued to Oxford Finance LLC	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

4.6	Common Share Purchase Warrant Issued to Oxford Finance LLC	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

4.7	Omnibus Amendment to Warrants to Purchase Common Shares dated January 31, 2014, 2014 by and between the Company and Warburg Pincus Private Equity X, L.P. and Warburg Pincus X Partners, L.P	Incorporated by reference to the Current Report on Form 8-K February 6, 2014.

4.8	Omnibus Amendment to Warrants to Purchase Common Shares dated February 14, 2014 by and between the Company and Oxford Finance LLC	Incorporated by reference to the Current Report on Form 8-K filed on February 18, 2014.

4.9	Common Share Purchase Warrant Issued to Oxford Finance LLC dated June 30, 2014	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 7, 2014.

4.10	Common Share Purchase Warrant Issued to Oxford Finance LLC dated June 30, 2014	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 7, 2014.

4.11	Registration Rights Agreement by and between the Company and Aspire Capital Fund, LLC dated May 16, 2014	Incorporated by reference to the Current Report on Form 8-K filed on May 19, 2014.

4.12	Form of Common Share Purchase Warrant Issued in connection with the Company’s May 2016 Financing	Incorporated by reference to the Current Report on Form 8-K filed on May 11, 2016.

10.1	Letter Agreement, dated May 6, 2016, by and between the Company and Roth Capital Partners, LLC	Incorporated by reference to the Current Report on Form 8-K filed on May 11, 2016.

10.2	Form of Securities Purchase Agreement, dated May 6, 2016, by and between the Company and the Purchasers thereto	Incorporated by reference to the Current Report on Form 8-K filed on May 11, 2016.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended	Attached hereto

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended	Attached hereto

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached hereto

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached hereto

101.INS**	XBRL Instance Document	Attached hereto

101.SCH**	XBRL Taxonomy Extension Schema Document	Attached hereto

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	Attached hereto

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	Attached hereto

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	Attached hereto

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	Attached hereto

**

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on the 9th day of August 2016.

SOPHIRIS BIO INC.

By:	/s/ Randall E. Woods
Randall E. Woods Chief Executive Officer and President

By:	/s/ Peter T. Slover
Peter T. Slover Chief Financial Officer