Form 10-Q
period 2016-09-30
SOPHIRIS BIO INC.
filed 2016-11-09
CIK 1563855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

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

As of November 2, 2016, the registrant had 30,107,644 common shares (no par value) outstanding.

SOPHIRIS BIO INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Sophiris Bio Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

(Unaudited)

	September 30, 2016	December 31, 2015
Assets:
Current assets:
Cash and cash equivalents	$31,055	$5,881
Securities available-for-sale	203	2,500
Other receivables	13	8
Prepaid expenses	490	467
Total current assets	31,761	8,856
Property and equipment, net	5	17
Other long-term assets	—	19
Total assets	$31,766	$8,892

Liabilities and shareholders’ equity:
Current liabilities:
Accounts payable	$374	$909
Accrued expenses	1,588	566
Current portion of promissory notes	—	1,771
Total current liabilities	1,962	3,246
Long-term promissory notes	—	3,572
Warrant liability	15,035	—
Stock-based compensation liability	195	168
Total liabilities	17,192	6,986

Commitments and contingencies

Shareholders’ equity:
Common shares, unlimited authorized shares, no par value; 30,107,644 and 17,244,736 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	131,245	113,880
Contributed surplus	23,604	17,683
Accumulated other comprehensive gain	99	99
Accumulated deficit	(140,374)	(129,756)
Total shareholders’ equity	14,574	1,906
Total liabilities and shareholders’ equity	$31,766	$8,892

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sophiris Bio Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating expenses:
Research and development	$624	$2,555	$2,531	$8,192
General and administrative	3,043	921	5,564	2,967
Total operating expenses	3,667	3,476	8,095	11,159
Other income (expense):
Interest expense	(86)	(174)	(373)	(528)
Interest income	3	4	11	18
Loss on revaluation of warrant liability	(350)	—	(1,969)	—
Loss on early extinguishment of debt	(180)	—	(180)	—
Other income (expense), net	(4)	(9)	(11)	(29)
Total other expense	(617)	(179)	(2,522)	(539)
Net loss	$(4,284)	$(3,655)	$(10,617)	$(11,698)
Basic and diluted loss per share	$(0.17)	$(0.22)	$(0.51)	$(0.69)
Weighted average number of outstanding shares – basic and diluted	25,215	16,845	20,617	16,845
Other comprehensive income:
Unrealized gain on securities available-for-sale	—	—	—	1
Total other comprehensive loss	$(4,284)	$(3,655)	$(10,617)	$(11,697)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 Sophiris Bio Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows used in operating activities
Net loss for the period	$(10,617)	$(11,698)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock-based compensation	266	637
Amortization of debt discount	81	104
Depreciation of property and equipment	12	15
Amortization of discount on securities available-for-sale	—	3
Foreign exchange transaction (gain) loss	(1)	18
Loss on the revaluation of warrant liability	1,969	—
Non cash portion of loss on early extinguishment of debt	(159)	—
Payment of original issue discount	(124)	—
Changes in operating assets and liabilities:
Other receivables	(4)	(2)
Prepaid expenses	(4)	1,320
Accounts payable	(651)	(1,863)
Accrued expenses	1,007	(1,062)
Net cash used in operating activities	(8,225)	(12,528)
Cash flows provided by investing activities
Maturities of securities available-for-sale	2,750	21,669
Purchases of securities available-for-sale	(453)	(8,052)
Net cash provided by investing activities	2,297	13,617
Cash flows provided by (used in) financing activities
Proceeds from the issuance of common shares and warrants, net of paid issuance costs	33,665	—
Proceeds from the exercise of warrants	2,486	—
Proceeds from the exercise of stock options	92	—
Principal payments on promissory notes	(5,141)	(291)
Net cash provided by (used in) financing activities	31,102	(291)
Effect of exchange rate changes on cash and cash equivalents	—	(13)
Net increase in cash and cash equivalents	25,174	785
Cash and cash equivalents at beginning of period	5,881	4,123
Cash and cash equivalents at end of period	$31,055	$4,908

Supplemental disclosures of non-cash investing and financing activities:
Change in the fair value of stock-based compensation liability recorded to contributed surplus	$27	$20
Valuation of warrant liability upon issuance of warrants	$18,747	$—
Valuation of exercised warrants reclassified from warrant liability to contributed surplus	$5,681	$—
Equity issuance costs included in accounts payable and accrued expenses	$132	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sophiris Bio Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1.                 Nature of the business

Sophiris Bio Inc., or the Company, or Sophiris, is a clinical-stage biopharmaceutical company currently developing topsalysin for treatment of the symptoms of for the treatment of localized low to intermediate risk prostate cancer and benign prostatic hyperplasia, or BPH, commonly referred to as an enlarged prostate. The Company is governed by the British Columbia Business Corporations Act. The Company’s operations were initially located in Vancouver, British Columbia until April 2011, when its core activities and headquarters relocated from Vancouver, British Columbia to San Diego, California.

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

GAAP requires the Company’s management to make estimates and judgments that may affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. The Company bases estimates and judgments on historical experience and on various other factors that it believes to be reasonable under the circumstances. The significant estimates in these condensed consolidated financial statements include stock-based compensation expense, warrant liabilities and accrued research and development expenses, including accruals related to the Company’s clinical trials. The Company’s actual results may differ from these estimates. The Company evaluates its estimates on an ongoing basis. Changes in estimates are reflected in reported results in the period in which they become known by the Company’s management.

 Foreign currency

Historically gains and losses resulting from foreign currency translation were recorded in accumulated other comprehensive gain (loss), which is a separate component of shareholders’ equity. Foreign currency transaction gains and losses are recognized as a component of other expense.

Cash and cash equivalents

Cash equivalents are short-term, highly liquid investments with an original maturity of three months or less at the date of purchase.

Securities Available-for-Sale

Investments with an original maturity of more than three months when purchased have been classified by management as securities available-for-sale. Such investments are carried at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive gain (loss) in shareholders’ equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. No other-than-temporary impairments were identified for the investment securities held by the Company as of September 30, 2016 and December 31, 2015. The cost of investment securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. The cost of securities sold is based on the specific-identification method. The Company has classified all of its investment securities as available-for-sale, including those with maturities beyond one year, as current assets on the consolidated balance sheets based on the highly liquid nature of the investment securities and because these investment securities are considered available for use in current operations.

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

Effective November 13, 2013, the Company voluntarily delisted from the Toronto Stock Exchange, or TSX. As a result of the delisting from the TSX and the change in the Company’s functional currency to the U.S. dollar, the stock options granted with exercise prices denominated in Canadian dollars are considered dual indexed as defined in Accounting Standards Codification, or ASC, topic 718, “Compensation, Stock Compensation”. As a result, the Company is required to account for these stock options as a liability. Historically these options had been accounted for as equity. The estimated fair value is determined using the Black-Scholes pricing model based on the estimated value of the underlying common shares at the valuation measurement date, the remaining service period of the stock options, risk-free interest rates, expected dividends and expected volatility of the price of the underlying common shares. The fair value of the stock-based compensation liability was $195,000 at September 30, 2016. As the calculated fair value of the stock options at September 30, 2016 was less than the original grant date fair value no additional compensation expense was recorded in the consolidated statement of operations and comprehensive loss. The change in the fair value of the stock-based compensation liability was recorded as an adjustment to Contributed Surplus of $93,000 and $27,000 for the three and nine months ended September 30, 2016, respectively, and ($12,000) and $20,000 for the three and nine months ended September 30, 2015, respectively.

Fair value of financial instruments

The Company measures certain financial assets and liabilities at fair value based on the exchange price that would be received for an asset or paid for to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The carrying amounts of the Company’s financial instruments, including cash, cash equivalents, accounts payable and accrued expenses, approximate fair value due to their short maturities.

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

Level 1 – Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;

Level 2 – Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life and;

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”, addressing eight specific cash flow issues in an effort to reduce diversity in practice. The amended guidance is effective for fiscal years beginning after December 31, 2017, and for interim periods within those years. Early adoption is permitted. The Company is in the process of evaluating the impact of this guidance on our consolidated financial statements.

3.                 Reduction in workforce

The Company completed a reduction in workforce in May 2016 through which five of its ten employees were terminated. The Company incurred a charge of approximately $81,000 during May 2016, which is included in operating expenses, related to cash severance and continuation of benefits in connection with the workforce reduction. No additional cash payments are expected to be made related to this reduction in workforce. In addition, the Company incurred a non-cash stock-based compensation charge of approximately $76,000 during May 2016 associated with the modification of stock options for individuals included in the reduction in workforce. See additional discussion regarding the modification of stock options for terminated employees at Note 12.

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

The following diluted securities have been excluded from the computation of diluted weighted-average shares outstanding as of September 30, 2016 and 2015 as the Company recorded a net loss in all periods and therefore they would be anti-dilutive (in thousands):

	September 30, 2016	September 30, 2015
Options to purchase common shares	1,978	1,677
Common share purchase warrants	6,206	878

5.                 Securities available-for-sale

Securities available-for-sale consisted of the following as of September 30, 2016 (in thousands):

	September 30, 2016
	Amortized	Unrealized		Estimated
	Cost	Gain	Loss	Fair Value
U.S. government sponsored enterprise securities	$203	$—	$—	$203
	$203	$—	$—	$203

Securities available-for-sale consisted of the following as of December 31, 2015 (in thousands):

	December 31, 2015
	Amortized	Unrealized		Estimated
	Cost	Gain	Loss	Fair Value
Commercial paper	$750	$—	$—	$750
U.S. government sponsored enterprise securities	1,750	—	—	1,750
	$2,500	$—	$—	$2,500

 The amortized cost and estimated fair value of the Company securities available-for-sale by contractual maturity as of September 30, 2016 are shown below (in thousands):

	September 30, 2016
	Amortized	Unrealized		Estimated
	Cost	Gain	Loss	Fair Value
Within one year	$203	$—	$—	$203
After one year	—	—	—	—
	$203	$—	$—	$203

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

6.                 Fair value measurement and financial instruments

As of September 30, 2016, the Company had $3.5 million of securities consisting of money market funds and U.S. government sponsored enterprise securities with maturities that range from five days to approximately 4.5 months with an overall average time to maturity of approximately 1.1 months. The Company has the ability to liquidate these investments without restriction. The Company determines fair value for securities with Level 1 inputs through quoted market prices. The Company determines fair value for securities with Level 2 inputs through broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. The Company’s Level 2 securities have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, typically utilizing third party pricing services or other observable market data. The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, and other industry and economic events. The Company’s Level 3 inputs are unobservable inputs based on the Company’s assessment that market participants would use in pricing the instruments.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis for the periods presented (in thousands):

	September 30, 2016	Level 1	Level 2	Level 3
Assets:
Money market funds	$49	$49	$—	$—
U.S. government sponsored enterprise securities	3,440	—	3,440	—
Total assets	$3,489	$49	$3,440	$—
Liabilities:
Warrant liability	$15,035	$—	$—	$15,035
Stock-based compensation liability	195	—	—	195
Total liabilities	$15,230	$—	$—	$15,230

	December 31, 2015	Level 1	Level 2	Level 3
Assets:
Money market funds	$87	$87	$—	$—
Commercial paper	1,850	—	1,850	—
U.S. government sponsored enterprise securities	5,549	—	5,549	—
Total assets	$7,486	$87	$7,399	$—
Liabilities:
Stock-based compensation liability	$168	$—	$—	$168
Total liabilities	$168	$—	$—	$168

Stock-based compensation liability

 The Company calculates the fair value of the stock-based compensation liability for those stock options with exercise prices denominated in Canadian Dollars (level 3) at each reporting period utilizing a Black-Scholes pricing model. The following inputs were utilized in the Black-Scholes pricing model:

	September 30, 2016	December 31, 2015
Stock price at the end of each reporting period	$3.11	$1.78
Weighted average exercise price	$11.42	$13.12
Risk-free interest rate	0.61%	0.91%
Volatility	167.17%	182.74%
Dividend yield	0.00%	0.00%
Expected life in years	1.05	1.53
Calculated fair value per stock option	$1.07	$0.74

The following table presents a reconciliation of the stock-based compensation liability measured at fair value using unobservable inputs (Level 3) (in thousands):

	Nine Months Ended September 30,
	2016	2015
Liabilities:
Balance at beginning of period	$168	$22
Change in fair value of stock-based compensation liability recorded as an adjustment to contributed surplus	27	20
Balance at end of period	$195	$42

Warrant liability

 In connection with the offering completed on May 11, 2016, the Company issued 1,785,714 warrants to purchase its common shares. These warrants may require the Company to pay the warrant holder cash under certain provisions of the warrant and therefore the Company is accounting for these warrants as a liability. As a result of these warrants being classified as a liability, the Company is required to calculate their fair value at each reporting date. The fair value of these warrants is calculated utilizing a Black-Scholes pricing model. The Company calculated the initial fair value of these warrants on May 11, 2016, the date the warrants were issued. On various dates from May 11, 2016 through September 30, 2016, warrant holders exercised 1,775,714 warrants and as a result the Company revalued the fair value of the underlying warrants on the various exercise dates. The fair value of the exercised warrants was reclassified from the warrant liability to contributed surplus upon exercise. As of September 30, 2016, only 10,000 warrants remain outstanding from the May 11, 2016 offering for which fair value was remeasured as of September 30, 2016. The following inputs were utilized in the Black-Scholes pricing model during the nine months ended September 30, 2016:

	Initial Fair Value Assessment May 11, 2016	Weighted Average Values Utilized on the Various Exercise Dates	September 30, 2016
Stock price	$1.12	$3.50	$3.11
Exercise price	$1.40	$1.40	$1.40
Risk-free interest rate	1.2%	1.1%	1.1%
Volatility	130.64%	132.05%	141.72%
Dividend yield	0.00%	0.00%	0.00%
Expected life in years	5.00	4.85	4.61
Calculated fair value per warrant	$0.95	$3.20	$2.86

In connection with the offering completed on August 26, 2016, the Company issued 5,606,250 warrants to purchase its common shares. These warrants may require the Company to pay the warrant holder cash under certain provisions of the warrant and therefore the Company is accounting for these warrants as a liability. As a result of these warrants being classified as a liability, the Company is required to calculate the fair value of these warrants at each reporting date. The fair value of these warrants is calculated utilizing a Black-Scholes pricing model. The Company calculated the initial fair value of these warrants on August 26, 2016, the date the warrants were issued. As of September 30, 2016, the fair value was remeasured. The following inputs were utilized in the Black-Scholes pricing model during the nine months ended September 30, 2016:

	Initial Fair Value Assessment
	August 26, 2016	September 30, 2016
Stock price	$3.52	$3.11
Exercise price	$4.00	$4.00
Risk-free interest rate	1.2%	1.0%
Volatility	135.04%	138.13%
Dividend yield	0.00%	0.00%
Expected life in years	5.00	4.90
Calculated fair value per warrant	$3.04	$2.68

The following table presents a reconciliation of the warrant liability measured at fair value using unobservable inputs (Level 3) (in thousands):

Nine Months Ended September 30, 2016
Liabilities:
Balance at beginning of period	$—
Calculated fair value of warrants on May 11, 2016, date of issuance	1,687
Calculated fair value of warrants on August 26, 2016, date of issuance	17,060
Fair value of warrants exercised and recorded as an adjustment to contributed capital	(5,681)
Increase in the fair value of warrant liability	1,969
Balance at end of period	$15,035

The Company recognizes transfers into and out of levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstances that caused the transfer occurs. There were no transfers of assets or liabilities between the fair value measurement classifications.

7.                 Prepaid expenses

Prepaid expenses as of September 30, 2016 and December 31, 2015 consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Prepaid insurance	$369	$261
Prepaid research and development expenses	54	176
Other prepaid expenses	67	30
	$490	$467

8.                 Accrued expenses

Accrued expenses as of September 30, 2016 and December 31, 2015 consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Accrued personnel related costs	$928	$224
Accrued interest	—	42
Accrued research and development expenses	98	78
Accrued audit and tax services	258	182
Other accrued expenses	304	40
	$1,588	$566

9.                 Promissory notes

On June 30, 2014, the Company entered into a $6.0 million Loan and Security Agreement with Oxford Finance LLC, or Oxford. The principal borrowed under the loan included fixed interest of 9.504% per annum. The Company had the option to prepay the outstanding balance of the loan in full, subject to a prepayment fee of 1% to 3% depending upon when the prepayment occurred. Upon the final repayment of the loan on the maturity date, by prepayment, or upon acceleration, the Company was required to pay Oxford an additional fee of $300,000. This additional fee was recorded as a debt discount and was recognized as interest expense over the life of the loan utilizing the effective interest method.

On September 2, 2016, the Company repaid the outstanding principal balance of the Oxford loan. The total payoff was approximately $4.2 million, which included the final payment of $300,000, a prepayment fee of $39,000, accrued interest of $2,000 and legal fees of $4,000. The Company had $159,000 of unamortized debt premium as of the date of the payoff. The debt repayment was accounted for as an extinguishment as per ASC 470-50, “Debt: Modification and Extinguishments”, and a loss on early extinguishment of the debt totaling $180,000 was recorded for the three and nine months ended September 30, 2016, consisting of the final payment and prepayment fee which was offset by the unamortized debt premium.

 10.              Share issuance

Public offering

On August 26, 2016, the Company completed a public offering whereby it issued 7,475,000 common shares at a price of $4.00 per share. The Company received $27.4 million, net of underwriters’ discounts, commissions and offering cost. Additionally, for each common share purchased, the investors received a warrant to purchase 0.75 of a common share of the Company at an exercise price of $4.00 per full share for a period of five years from August 26, 2016.

In connection with this offering, the Company entered into a Purchase Agreement with Piper Jaffray & Co., as representative of the several underwriters named therein, or the August Purchase Agreement. For a period of 90 days after August 26, 2016, the August Purchase Agreement prohibits the Company from entering into any agreement to issue or announce the issuance or proposed issuance of any common shares of common share or common share equivalents, subject to certain exceptions.

For a period of two years after August 26, 2016, the August Purchase Agreement also prohibits the Company from entering into a variable rate transaction (as defined in the agreement and which includes the issuance of securities under the Company’s common share purchase agreement with Aspire Capital Fund LLC) and prohibits the Company from issuing any securities which have a price that will be determined at a future date.

The common share warrants are recorded as a liability and then marked to market each period through earnings in other income (expense) each period as the warrants included in this transaction contain a “fundamental change” provision, which may in certain circumstances allow the common share warrants to be redeemed for cash at an amount equal to the Black-Scholes Value, as defined by the warrant agreements. In addition, the warrants include a “failure to timely deliver shares” provision, which may require the Company to pay cash to the warrant holder in certain circumstances as defined by the warrant agreements. See a discussion on the calculation of the fair value associated with these warrants at Note 6.

In connection with this offering the Company incurred offering costs of approximately $2.5 million. The Company allocated these offering costs between the estimated fair value of the common shares and the fair value of the warrants on the date of their issuance. The Company allocated approximately $1.1 million to the common shares which was recorded as a reduction to equity. The remaining $1.4 million was allocated to the warrants. The amount allocated to the warrants was expensed and included as a component of general and administrative expenses for the three and nine months ended September 30, 2016 as the warrants are classified as liabilities.

Registered direct transaction

On May 11, 2016, the Company completed an offering in which net proceeds of approximately $4.6 million was raised by selling 3,571,428 common shares at a price of $1.40 per share. Additionally, for each common share purchased, the investors received a warrant to purchase one-half of a common share of the Company at an exercise price of $1.40 per full share for a period of five years from May 11, 2016. During June 2016, 600,000 of these warrants were exercised which generated proceeds of $0.8 million. During July 2016, an additional 1,175,714 warrants were exercised which generated proceeds of $1.6 million.

In connection with this offering, the Company entered into a Securities Purchase Agreement with certain purchasers, or the Securities Purchase Agreement. For a period of two years after May 11, 2016, the Securities Purchase Agreement also prohibited the Company from entering into a variable rate transaction (as defined in the agreement and which includes the issuance of securities under the Company’s common share purchase agreement with Aspire Capital Fund LLC) and prohibits the Company from issuing any securities which have a price that will be determined at a future date.

The common share warrants are recorded as a liability and then marked to market each period through earnings in other income (expense) each period as the warrants included in this transaction contain a “fundamental change” provision, which may in certain circumstances allow the common share warrants to be redeemed for cash at an amount equal to the Black-Scholes Value, as defined by the warrant agreements. In addition, the warrants include a “failure to timely deliver shares” provision, which may require the Company to pay cash to the warrant holder in certain circumstances as defined by the warrant agreements. See a discussion on the calculation of the fair value associated with these warrants at Note 6.

In connection with this offering the Company incurred offering costs of approximately $0.4 million. The Company allocated these offering costs between the estimated fair value of the common shares and the fair value of the warrants on the date of their issuance. The Company allocated approximately $0.3 million to the common shares which was recorded as a reduction to equity. The remaining $0.1 million was allocated to the warrants. This amount was expensed and included as a component of general and administrative expenses for the nine months ended September 30, 2016 as the warrants are classified as liabilities.

11.               Common stock purchase agreement with Aspire Capital

In connection with the offerings completed on May 11, 2016 and August 26, 2016, the Company entered into the Securities Purchase Agreement and the August Purchase Agreement, respectively, each of which prohibit the Company from entering into or effecting a transaction under any agreement which includes the issuance of securities at a future determined price for a period of two years from May 11, 2016 and August 26, 2016, respectively. The common share purchase agreement, or the Aspire Purchase Agreement, with Aspire Capital Fund LLC relies on issuing securities at a future determined price and therefore the Company is prohibited from issuing securities under the Aspire Purchase Agreement. The Aspire Purchase Agreement is set to expire prior to the end of such two-year period and therefore the Company will be unable to issue any additional securities under the Aspire Purchase Agreement prior to its expiration. The Company did not issue any securities under the Aspire Purchase Agreement during the nine months ended September 30, 2016.

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

 As of September 30, 2016, the Company had 103,225 registered common shares which were available for issuance under the Plan. As of September 30, 2016, the Company has available an additional 929,149 shares which can be granted under the Plan which have not been registered with the SEC. The Company plans to register these additional shares prior to the issuance of the stock as a result of the exercise of stock option under the Plan.

  The Company recognized stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Research and development	$25	$57	$93	$211
General and administrative	56	126	173	426
Total	$81	$183	$266	$637

In connection with the Company’s May 2016 completed reduction in workforce, the Company’s Board of Directors approved certain modifications to the outstanding stock options of terminated employees. All outstanding vested stock options were modified so that the expiration date of the vested options at the time of each employee’s termination would be extended to the remaining life of the stock options. As a result of this modification, the Company recorded non-cash stock-based compensation expense of approximately $76,000 during the nine months ended September 30, 2016. In addition, all outstanding unvested stock options were modified so that the expiration date of the unvested options on the date of each employee’s termination would be extended for one year from the termination date and the unvested options would automatically vest if a change of control occurred prior to the modified option expiration date. An additional stock-based compensation charge associated with the modification of the unvested options will be recorded if a change in control occurs prior to the expiration of the unvested options.

As of September 30, 2016 there was $0.2 million of total unrecognized compensation expense related to non-vested stock awards, which is expected to be recognize over a weighted average period of approximately 1.3 years.

The following table summarizes stock option activity, including options issued to employees, directors and non-employees (in thousands, except per share):

	Options Outstanding	Weighted Average Exercise Price
Outstanding at January 1, 2016	1,677	$5.52
Options granted	390	0.99
Options exercised	(41)	2.04
Options expired	(45)	31.63
Options forfeited	(3)	4.41
Outstanding at September 30, 2016	1,978	$4.10

The total amount of options outstanding at September 30, 2016 include options with exercise prices denominated in Canadian dollars and U.S. dollars. The Canadian dollar amounts have been converted to U.S. dollars for purposes of the weighted average exercise price calculation using the grant date exchange rate for each Canadian dollar denominated option.

The fair values of options granted during the nine months ended September 30, 2016 and 2015 were estimated at the date of grant using the following weighted-average assumptions:

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

All dollar amounts are expressed in U.S. dollars unless otherwise noted. All amounts that are expressed on an as-converted from Canadian dollar to U.S. dollar basis are calculated using the conversion rate as of September 30, 2016 unless otherwise noted.

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

In May 2015, we initiated a single-center, open-label Phase 2a proof of concept clinical trial of topsalysin for the treatment of localized low to intermediate risk prostate cancer. We believe that the highly targeted mechanism by which topsalysin selectively destroys prostate tissue in BPH makes topsalysin a potential targeted focal treatment for localized prostate cancer. The clinical trial utilizes previously obtained magnetic resonance imaging, or MRI, images of each patient’s prostate mapped to real time 3D ultrasound to target the delivery of topsalysin directly into and around a pre-identified clinically significant tumor. A clinically significant tumor was defined in our study as, either a Gleason score 6 (pattern 3+3) and >3mm Maximum Cancer Core Length, or MCCL, or Gleason score 7 (pattern 3+4 or 4+3) < 10 mm MCCL, which is thought to have the potential to progress and would therefore warrant treatment. (A Gleason pattern is a grading system utilized to describe how aggressive a prostate tumor is and how likely it is to spread. Generally, there are five recognized Gleason histological patterns and a higher Gleason pattern indicates a more aggressive tumor.) Patients received a transperineal administration of topsalysin under general anesthesia at a dose higher than used in our completed Phase 3 BPH PLUS-1 trial but less than the highest dose used in our previous prostate cancer trial. The primary objective of the trial was to assess the safety and tolerability of topsalysin when used to selectively target and focally ablate a clinically significant tumor. The potential efficacy was evidenced by histological changes, indicating tumor ablation at six months following treatment. The clinical trial was conducted at a single center, the University College London, which is well known for the focal treatment of prostate cancer in the United Kingdom.

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

We plan to conduct a second Phase 2 clinical trial to confirm the dose and optimize the delivery of topsalysin for the treatment of localized prostate cancer. This study will utilize previously obtained MRI images of each patient’s prostate mapped to real time 3D ultrasound to target the delivery of topsalysin directly into and around a pre-identified clinically significant tumor. The primary objective of the trial will be safety and tolerability of topsalysin when used to selectively target and focally ablate a clinically significant tumor with potential efficacy assessed by histological and MRI changes. We expect that this clinical trial will enroll approximately 40 patients at two or more trial sites. We expect to enroll our first patient in this study in the first quarter of 2017.

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

We are currently not planning on pursuing a second Phase 3 trial in BPH, unless we secure a development partner to fund such new clinical trial or obtain other financing. There can be no assurance that such funding or a development partner will be available on acceptable terms or at all. For that reason, we cannot currently estimate when the clinical development required to seek the regulatory approvals needed to commercialize topsalysin for the treatment of the symptoms of BPH will be completed.

On August 26, 2016, we completed a public offering in which we issued 7,475,000 common shares at a price of $4.00 per share. We received $27.4 million, net of underwriters’ discounts, commissions and offering costs. Additionally, for each common share purchased, the investors received a warrant to purchase 0.75 of a common share at an exercise price of $4.00 per full share, exercisable during a five-year period. We intend to use the net proceeds of this offering to fund our second Phase 2 clinical trial for the treatment of localized prostate cancer. In addition, we used approximately $4.2 million of the proceeds to retire debt and will use the remaining proceeds of this offering for working capital and general corporate purposes, which may include research and development expenses, general and administrative expenses and manufacturing expenses.

On May 11, 2016, we completed an offering in which we raised net proceeds of approximately $4.6 million by selling 3,571,428 common shares at a price of $1.40 per share. Additionally, for each common share purchased, the investors received a warrant to purchase one-half of a common share at an exercise price of $1.40 per full share, exercisable for a five-year period. During June 2016, 600,000 of these warrants were exercised which generated proceeds of $0.8 million. During July 2016, an additional 1,175,714 warrants were exercised which generated proceeds of $1.6 million. In addition, we will use the proceeds of this offering for working capital and general corporate purposes.

We completed a reduction in workforce in May 2016 through which five of our ten employees were terminated. We incurred a charge of approximately $81,000 during the three and nine months ended September 30, 2016, which is included in operating expenses, related to cash severance and continuation of benefits in connection with the workforce reduction. No additional cash payments are expected to be made related to this reduction in workforce. In addition, we incurred a non-cash stock-based compensation charge of approximately $76,000 associated with the modification of stock options for individuals included in the reduction in workforce.

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

Essentially all of our research and development expenses related to topsalysin during the three and nine months ended September 30, 2016 and 2015. We recognized research and development expenses as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Clinical research and development	$510	$2,396	$2,243	$7,509
Pre-clinical research and development	—	1	—	1
Manufacturing	89	101	195	471
Stock-based compensation expense	25	57	93	211
	$624	$2,555	$2,531	$8,192

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

Interest Expense

Interest expense primarily represents interest payable to Oxford Finance, LLC, or Oxford and amortization of our debt discount associated with Oxford related financings. In September 2016, we paid off the outstanding principal balance on our loan with Oxford.

Interest Income

We earn interest income from interest-bearing cash and investment accounts.

Warrant Liability

 In connection with the offering we completed on May 11, 2016, we issued 1,785,714 warrants to purchase common shares were issued. These warrants may require us to pay the warrant holder cash under certain provisions of the warrant and therefore we are accounting for these warrants as a liability. As a result of these warrants being classified as a liability, we are required to calculate the fair value of these warrants at each reporting date. The fair value of these warrants is calculated utilizing a Black-Scholes pricing model. We calculated the initial fair value of these warrants on May 11, 2016, the date the warrants were issued. On various dates, warrant holders exercised 1,775,714 warrants and as a result we were required to revalue the fair value of the underlying warrants on the various exercise dates. The calculated fair value for the exercised warrants was reclassified from the warrant liability to contributed surplus. A remeasured fair value for the warrants was calculated on September 30, 2016. The following inputs were utilized in the Black-Scholes pricing model during the nine months ended September 30, 2016:

	Initial Fair Value May 11, 2016	Weighted Average at Various Exercise Dates	September 30, 2016
Stock price	$1.12	$3.50	$3.11
Exercise price	$1.40	$1.40	$1.40
Risk-free interest rate	1.2%	1.1%	1.1%
Volatility	130.64%	132.05%	141.72%
Dividend yield	0.00%	0.00%	0.00%
Expected life in years	5.00	4.85	4.61
Calculated fair value per warrant	$0.95	$3.20	$2.86

In connection with the offering we completed on August 26, 2016, we issued 5,606,250 warrants to purchase common shares. These warrants may require us to pay the warrant holder cash under certain provisions of the warrant and therefore we are accounting for these warrants as a liability. As a result of these warrants being classified as liabilities, we are required to calculate the fair value of these warrants at each reporting date. The fair value of these warrants are calculated utilizing a Black-Scholes pricing model. We calculated the initial fair value of these warrants on August 26, 2016, the date the warrants were issued. A remeasured fair value for the warrants was calculated on September 30, 2016. The following inputs were utilized in the Black-Scholes pricing model during the nine months ended September 30, 2016:

	August 26, 2016	September 30, 2016
Stock price	$3.52	$3.11
Exercise price	$4.00	$4.00
Risk-free interest rate	1.2%	1.0%
Volatility	135.04%	138.13%
Dividend yield	0.00%	0.00%
Expected life in years	5.00	4.90
Calculated fair value per warrant	$3.04	$2.68

 Loss on the Early Extinguishment of Debt

On September 2, 2016, we repaid the outstanding balance of the Oxford Loan and Security Agreement in full. We made a total payoff payment of $4.2 million to Oxford, which included the final payment of $300,000, a prepayment fee of $39,000, accrued interest of $2,000 and legal fees of $4,000. We had $159,000 of unamortized debt premium as of the date of the payoff. The debt repayment was accounted for as an extinguishment as per ASC 470-50, “Debt: Modification and Extinguishments”, and a loss on early extinguishment of the debt totaling $180,000 was recorded for the three and nine months ended September 30, 2016, consisting of the final payment and the prepayment fee which was offset by the unamortized debt premium.

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

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the revenues and expenses incurred during the reported periods. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. There were no material changes to our critical accounting policies and estimates during the quarter ended September 30, 2015, except as outlined below.

   Warrant Liability

In connection with the offerings we completed in the nine months ended September 30, 2016, we issued warrants to purchase common shares. These warrants may require us to pay the warrant holder cash under certain provisions of the warrant and therefore we are accounting for these warrants as a liability in accordance with ASC 480 “Distinguishing Liabilities from Equity”. As a result of these warrants being classified as liabilities, we are required to calculate the fair value of these warrants at each reporting date. The fair value of these warrants are calculated utilizing a Black-Scholes pricing model. We calculated the initial fair value of these warrants at the date the warrants were issued. At each reporting date we are required to remeasure the fair value of the warrant liability and any corresponding increase or decrease to the warrant liability is recorded as a component of other income or expense in our consolidated statement of operations and comprehensive loss. In addition, if a warrant holder exercises warrants we are required to revalue the fair value of the underlying warrants on the date of exercise and reclassify the change in the fair value from the warrant liability to contributed surplus.

Certain inputs utilized in our Black-Scholes fair value calculation may fluctuate in future periods based upon factors which are outside of the Company’s control. A significant change in one or more of these inputs used in the calculation of the fair value may cause a significant change to the fair value of our warrant liability which could also result in material non-cash gain or loss being reported in our consolidated statement of operations and comprehensive loss. A 10% change in our closing stock price on September 30, 2016 would result in a $1.6 million change to the fair value of our warrant liability at September 30, 2016. A 10% change in our stock price volatility at September 30, 2016 would result in a change of $0.6 million to our warrant liability at September 30, 2016. A 10% change in the risk-free interest rate at September 30, 2016 would not have a material effect on the fair value of our warrant liability at September 30, 2016.

 Results of Operations

Comparison of the three months ended September 30, 2016 and 2015

The following table summarizes the results of our operations for the three months ended September 30, 2016 and 2015, together with the changes in those items in dollars (in thousands):

	Three Months Ended September 30,		Change
	2016	2015	2016 vs. 2015
Research and development expenses	624	2,555	(1,931)
General and administrative expenses	3,043	921	2,122
Interest expense	(86)	(174)	88
Interest income	3	4	(1)
Loss on revaluation of warrant liability	(350)	—	(350)
Loss on early extinguishment of debt	(180)	—	(180)
Other expense	(4)	(9)	5

Research and development expenses. Research and development expenses were $0.6 million in the three months ended September 30, 2016 compared to $2.6 million in the three months ended September 30, 2015. The decrease in research and development costs is attributable to the following:

●

a $1.6 million decrease in clinical costs associated with our completed Phase 3 PLUS-1 clinical trial of topsalysin, specifically a $1.1 million decrease in cost associated with our clinical research organizations, a $0.3 million decrease for patient visits to our clinical site investigators and $0.2 million decrease primarily in costs associated with the data tracking, consulting, site inspections and travel for our Phase 3 PLUS-1 clinical trial and,

●	a $0.3 million decrease in clinical cost associated with our Phase 2a proof of concept clinical trial for the low to intermediate risk prostate cancer, primarily for payments to the clinical site.

Research and development expenses included stock-based compensation expenses of $24,000 for the three months ended September 30, 2016 as compared to $57,000 for the three months ended September 30, 2015. We expect research and development expenses to start to increase in the fourth quarter of 2016 as we prepare to commence a Phase 2b trial of topsalysin for the treatment of localized low to intermediate risk prostate cancer.

General and administrative expenses. General and administrative expenses were $3.0 million in the three months ended September 30, 2016 compared to $0.9 million for the three months ended September 30, 2015. The increase from the three months ended September 30, 2015 as compared to the three months ended September 30, 2016 is primarily due to the inclusion of $1.4 million in closing costs which were allocated to the warrants issued in our public offering completed in August 2016, $0.4 million increase in personnel related costs and $0.4 million increase in professional and consulting services. General and administrative expenses included stock-based compensation expenses of $56,000 for the three months ended September 30, 2016 as compared to $0.1 million for the three months ended September 30, 2015.

Interest expense. Interest expense was $0.1 million in the three months ended September 30, 2016 compared to $0.2 million in the three months ended September 30, 2015.

Interest income. Interest income of $3,000 was for the three months ended September 30, 2016 compared to $4,000 in the three months ended September 30, 2015. The decrease is due to the decrease in the average balances of the interest-bearing cash and investment accounts from period to period.

Loss on revaluation of warrant liability. Loss on revaluation of the warrant liability was $0.3 million for the three months ended September 30, 2016. The non-cash loss is associated with the change in the fair value of our warrant liability.

Loss on early extinguishment of debt. Loss on early extinguishment of debt was $0.2 million for the three months ended September 30, 2016. This consists of the final payment and prepayment fee offset by the unamortized debt premium resulting from the payoff of our loan with Oxford.

Other expense. Other expense was $4,000 for the three months ended September 30, 2016 compared to $9,000 for the three months ended September 30, 2015. This change was due to a decrease in foreign exchange losses associated with foreign currency transactions.

Comparison of the nine months ended September 30, 2016 and 2015

The following table summarizes the results of our operations for the nine months ended September 30, 2016 and 2015, together with the changes in those items in dollars (in thousands):

	Nine Months Ended September 30,		Change
	2016	2015	2016 vs. 2015
Research and development expenses	2,531	8,192	(5,661)
General and administrative expenses	5,564	2,967	2,597
Interest expense	(373)	(528)	155
Interest income	11	18	(7)
Loss on revaluation of warrant liability	(1,969)	—	(1,969)
Loss on early extinguishment of debt	(180)	—	(180)
Other expense	(11)	(29)	18

Research and development expenses. Research and development expenses were $2.5 million in the nine months ended September 30, 2016 compared to $8.2 million in the nine months ended September 30, 2015. The decrease in research and development costs is attributable to the following:

●

a $5.2 million decrease in clinical costs associated with our completed Phase 3 PLUS-1 clinical trial of topsalysin, specifically a $3.3 million decrease in cost associated with our clinical research organizations, a $1.2 million decrease for patient visits to our clinical site investigators and $0.7 million decrease primarily in costs associated with the data tracking, consulting, site inspections and travel for our Phase 3 PLUS-1 clinical trial,

●	a $0.3 million decrease in the costs associated with our Phase 2a proof of concept clinical trial for the treatment of low to intermediate risk prostate cancer and,

●	a $0.3 million decrease in the costs associated with manufacturing activities for topsalysin.

These decreases are offset by increases of $0.1 million in personnel related costs and $0.1 million for a milestone payment due to UVIC and Johns Hopkins for the completion of Phase 1 clinical activities associated with topsalysin for the treatment of prostate cancer. Research and development expenses included stock-based compensation expenses of $0.1 million for the nine months ended September 30, 2016 as compared to $0.2 million for the nine months ended September 30, 2015.

General and administrative expenses. General and administrative expenses were $5.6 million in the nine months ended September 30, 2016 compared to $3.0 million for the nine months ended September 30, 2015. The increase from the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2016 is primarily due to the inclusion of $1.6 million in closing costs which were allocated to the warrants issued in our registered direct transaction and public offering, both completed in the nine months ending September 30, 2016, a $0.5 million increase in personnel related costs and $0.7 million in increases for legal, accounting, consulting and professional services. General and administrative expenses included stock-based compensation expenses of $0.2 million for the nine months ended September 30, 2016 as compared to $0.4 million for the nine months ended September 30, 2015.

Interest expense. Interest expense was $0.4 million in the nine months ended September 30, 2016 compared to $0.5 million in the nine months ended September 30, 2015.

Interest income. Interest income of $11,000 was for the nine months ended September 30, 2016 compared to $18,000 in the nine months ended September 30, 2015. The decrease is due to the decrease in the average balances of the interest-bearing cash and investment accounts from period to period.

Loss on revaluation of warrant liability. Loss on revaluation of the warrant liability was $2.0 million for the nine months ended September 30, 2016. The non-cash loss is associated with the change in the fair value of our warrant liability.

 Loss on early extinguishment of debt. Loss on early extinguishment of debt was $0.2 million for the nine months ended September 30, 2016. This consists of the final payment and prepayment fee offset by our unamortized debt premium resulting from the payoff of our loan with Oxford.

Other expense. Other expense was $11,000 for the nine months ended September 30, 2016 compared to $29,000 for the nine months ended September 30, 2015. This change was primarily due to a decrease in foreign exchange losses associated with foreign currency transactions.

Liquidity and Capital Resources

Overview

Since our inception, our operations have been primarily financed through public and private equity sales, debt financings and payments from Kissei. Since inception, we have devoted our resources to funding and conducting research and development programs, including discovery research, preclinical studies and clinical trial activities.

At September 30, 2016, we had cash, cash equivalents and securities available-for-sale of $31.3 million, representing an increase of $22.9 million from December 31, 2015. We had working capital of $29.8 million at September 30, 2016, an increase of $24.2 million from December 31, 2015. The increase in working capital from December 31, 2015 to September 30, 2016 was the result of a completed public offering in August 2016, in which we issued 7,475,000 common shares at a price of $4.00 per share, and warrants to purchase 5,606,250 common shares and received proceeds of $27.4 million, net of underwriters’ discounts, commissions and offering costs and a completed public offering in May 2016, in which we issued 3,571,428 common shares at a price of $1.40 per share and warrants to purchase common shares, and received net proceeds of approximately $4.6 million. During the nine months ended September 30, 2016, 1,775,000 of common share purchase warrants were exercised which generated proceeds of $2.5 million. We expect that our cash, cash equivalents and securities available-for-sale will be sufficient to fund our operations into the second quarter of 2018. At this point in time we do not plan on pursuing a second Phase 3 trial in BPH unless we obtain additional financing. We could use dilutive funding options to fund a second Phase 3 trial in BPH such as an equity financing and non-dilutive funding options such as a partnering arrangement or royalty agreement. There can be no assurance that such funding will be available on acceptable terms or at all.

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

Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:

•

progress in, and the costs of, our clinical trials, including our planned additional Phase 2 clinical trial for localized prostate cancer and an additional Phase 3 clinical trial for BPH, preclinical studies and other research and development activities for topsalysin;

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

Until we can generate significant continuing revenues, we expect to satisfy our future cash needs through private and public sales of our securities, debt financings, by establishing additional strategic collaborations for topsalysin or from exercise of outstanding common share purchase warrants and stock options.

Cash Flows

The following table shows a summary of our cash flows for the nine months ended September 30, 2016 and 2015 (in thousands):

	Nine Months Ended September 30,
	2016	2015
Net cash provided by (used in):
Operating activities	$(8,225)	$(12,528)
Investing activities	2,297	13,617
Financing activities	31,102	(291)
Effect of exchange rate changes on cash and cash equivalents	—	(13)
Net increase in cash and cash equivalents	$25,174	$785

Operating Activities

Net cash used in operating activities decreased to $8.2 million for the nine months ended September 30, 2016 compared to $12.5 million for the nine months ended September 30, 2015. The decrease in net cash used in operating activities of $4.3 million was primarily due to the decrease in our net loss from period to period and decrease in funds used for the payment of accounts payable and accrued expenses in the nine month period ended September 30, 2016. The decrease in our net loss from the nine months ended September 30, 2015 to the nine months ended September 30, 2016 is primarily a result of the decrease in our research and development expenses associated with our completed Phase 3 clinical trial for the treatment of the symptoms of BPH and a decrease in costs associated with manufacturing activities of topsalysin offset by the non-cash loss recorded for the revaluation of our warrant.

 Investing Activities

Net cash provided by investing activities was $2.3 million for the nine months ended September 30, 2016, compared to $13.6 million net cash provided by investing activities for the nine months ended September 30, 2015. The net cash provided by investing activities during both the nine months ended September 30, 2016 and September 30, 2015 represents the usage of the proceeds from the maturity of securities classified as available-for-sale to fund our operations and, to a lesser extent, to purchase securities with maturities less than 90 days which are classified as cash and cash equivalents.

Financing Activities

Net cash provided by financing activities was $31.1 million for the nine months ended September 30, 2016. The cash provided by financing activities primarily related to our completed common share offerings. We also received $2.6 million of proceeds from the exercise of warrants and stock options during the nine months ended September 30, 2016. These increases are offset by $5.1 million of principal payments and $0.3 million of other costs due upon the payoff of our loan with Oxford.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”, addressing eight specific cash flow issues in an effort to reduce diversity in practice. The amended guidance is effective for fiscal years beginning after December 31, 2017, and for interim periods within those years. Early adoption is permitted. We are in the process of evaluating the impact of this guidance on our consolidated financial statements.

Item  3.       Qualitative and Quantitative Disclosures About Market Risk

Our primary market risk is the exposure to foreign currency exchange rate fluctuations. This risk arises from our holdings of foreign currency denominated accounts payable. Changes in foreign currency exchange rates can create foreign exchange gains or losses to us. We do not engage in foreign currency hedging arrangements for our accounts payable, and, consequently, foreign currency fluctuations may adversely affect our earnings. During the nine months ended September 30, 2016 and 2015, 5.0% and 10.8%, respectively, of our operating expenses were denominated in currencies other than the U.S. dollar. We have minimal direct exposure to interest rate risks as we do not have variable rate financial liabilities.

We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment activities is to preserve principal and liquidity. To achieve this objective, we invest in a money market fund and high quality marketable debt instruments of corporations, financial institutions and government sponsored enterprises with contractual maturity dates of generally less than three years. We do not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt. If a 10% change in interest rates were to have occurred on September 30, 2016 this change would not have had a material effect on the fair value of our investment portfolio as of that date.

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

As of September 30, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2016.

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

Risks Related to Our Business and Industry

*We will require significant funding to complete the development and commercialization of topsalysin and we may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our development program or commercialization efforts or cease operations.

Our operations have consumed substantial amounts of cash since inception. Since inception, we have raised approximately $146 million from the sale of equity securities in private placements and public offerings, $21 million from the issuance of debt securities, and $11 million from the exercise of common share purchase warrants. We will need to continue to spend substantial amounts to continue clinical development of topsalysin. We are currently evaluating options to further advance the clinical development of topsalysin. We plan to conduct a second Phase 2 clinical trial to confirm the dose and optimize the delivery of topsalysin for the treatment of localized prostate cancer. We will require significant additional funding to advance topsalysin in clinical development outside of our planned second Phase 2 clinical trial. We could use dilutive funding options such as an equity financing and non-dilutive funding options such as a partnering arrangement or royalty agreement to fund future clinical development of topsalysin. Other than our planned second Phase 2 clinical trial, at this point in time we do not plan on pursuing new clinical trials, including a second Phase 3 trial in BPH, unless we obtain additional financing or secure a development partner to fund such new clinical trials.  There can be no assurance that such funding or a development partner will be available on acceptable terms or at all.

We expect that our existing cash, cash equivalents and securities available-for-sale, together with interest thereon, will only be sufficient to fund our operations into the second quarter of 2018. However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. Any clinical development efforts, including our planned second Phase 2 clinical trial and our ongoing operations will require significant funding.

We expect to finance future cash needs through public or private equity offerings, debt financings or strategic partnerships and alliances and licensing arrangements. In addition, as part of our offering of common shares in August 2016, we agreed not to sell any equity securities for 90 days from the closing. We cannot be certain that additional funding will be available on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us we may need to significantly delay, scale back or discontinue the development or commercialization of topsalysin. We also could be required to:

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

We have not completed the development of any product candidates and, accordingly, have not begun to commercialize, or generate any product revenues from any product candidate. We are at an early stage of development of our product candidate, topsalysin, for the treatment of the lower urinary tract symptoms of benign prostatic hyperplasia, or BPH and for the treatment of localized low to intermediate risk prostate cancer. Topsalysin requires significant additional clinical testing and investment prior to seeking marketing approval for either the treatment of the symptoms of BPH or the treatment of prostate cancer. On November 10, 2015, we announced final results from our Phase 3 "PLUS-1" study of topsalysin as a treatment for lower urinary tract symptoms of BPH. However, in order to seek regulatory approval for the treatment of the symptoms of BPH, we would be required to conduct a second Phase 3 clinical trial. At this point in time we do not plan on pursuing a second Phase 3 trial in BPH unless we obtain additional financing or secure a development partner to fund such new clinical trial. There can be no assurance that such funding or a development partner will be available on acceptable terms or at all. In May 2015, we initiated a Phase 2a proof of concept clinical trial of topsalysin for the treatment of localized low to intermediate risk prostate cancer and on June 9, 2016, we announced the biopsy data of all 18 patients. We plan to conduct a second Phase 2 clinical trial to confirm the dose and optimize the delivery of topsalysin for the treatment of localized prostate cancer, which would be conducted at two or more clinical trial sites. While we believe that we may be able to seek regulatory approval for topsalysin for the treatment of localized prostate cancer with one Phase 3 clinical trial, we have not discussed late-stage clinical development in this indication with the Food and Drug Administration, or FDA, or foreign regulatory authorities and these authorities may disagree with our assessment and require additional clinical trials or other studies before we can submit for regulatory approval. We will continue to refine our development plans for topsalysin for the treatment of localized prostate cancer based on the results of our planned second Phase 2 clinical trial and discussions with regulatory agencies and may change our assessment of required clinical trials and our development plan. A commitment of substantial resources by us and potential partners will be required to conduct additional clinical trials for topsalysin to meet applicable regulatory standards, obtain required regulatory approvals, and to successfully commercialize this product candidate for the treatment in either indication. Topsalysin is not expected to be commercially available for either indication for several years, if at all, and any projected timelines for commercialization are subject to a number of factors that are outside our control. There is no assurance that we will be able to commercialize topsalysin within the time periods we expect or that our clinical trials will support the regulatory approvals needed to commercialize topsalysin at all.

*We are highly dependent on the success of our sole product candidate, topsalysin and we may not be able to successfully obtain regulatory or marketing approval for, or successfully commercialize, this product candidate.

To date, we have expended significant time, resources and effort on the development of topsalysin for the lower urinary tract symptoms of BPH and for the treatment of localized low to intermediate risk prostate cancer, including conducting preclinical and clinical trials. We have no product candidates in our clinical development pipeline other than topsalysin, which we are developing for those two potential indications. Our ability to generate product revenues and to achieve commercial success in the near term will initially depend almost entirely on our ability to successfully raise capital to fund our development programs and to develop, obtain regulatory approval for and then successfully commercialize topsalysin for either of these indications in the United States and the European Economic Area, or EEA. Before we can market and sell topsalysin in the United States or foreign jurisdictions for any indication, we will need to commence and complete additional clinical trials, manage clinical, preclinical, and manufacturing activities, obtain necessary regulatory approvals from the Food and Drug Administration, or FDA, in the United States and from similar foreign regulatory agencies in other jurisdictions, obtain manufacturing supply, build a commercial organization or enter into a marketing collaboration with a third party, and in some jurisdictions, obtain reimbursement authorization, among other things. We cannot assure you that we will be able to successfully complete the necessary preclinical studies and clinical trials and/or obtain regulatory approvals and sufficient commercial manufacturing supply for topsalysin in either indication. If we do not receive regulatory approvals, our business, prospects, financial condition and results of operations will be adversely affected. Even if we obtain the regulatory approvals to market and sell topsalysin, we may never generate significant revenues from any commercial sales of topsalysin for several reasons, including because the market for topsalysin may be smaller than we anticipate, topsalysin may not be adopted by physicians and payors or because topsalysin may not be as efficacious or safe as other treatment options. If we fail to successfully commercialize topsalysin, we may be unable to generate sufficient revenues to sustain and grow our business and our business, prospects, financial condition and results of operations will be adversely affected.

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

On November 10, 2015, we announced the final results from our initial Phase 3 clinical trial of topsalysin for the treatment of lower urinary tract symptoms of BPH and we are currently considering an additional Phase 3 clinical trial for topsalysin to examine whether topsalysin will effectively relieve BPH symptoms as measured at 52 weeks following treatment, which second trial will be required by the FDA before we can seek marketing approval of topsalysin in this indication. The results of the initial Phase 3 clinical trial may not be predictive of the second required Phase 3 clinical trial in the same indication. Further, even if we meet the primary and secondary endpoints in both trials, if topsalysin is slow to achieve effectiveness, this may limit its commercial potential relative to therapies that demonstrate more immediate effect on the symptoms of BPH. The FDA has not agreed upon the amount of IPSS treatment effect that must be demonstrated in the required Phase 3 clinical trials in order for marketing approval to be granted; however, historically the oral medications approved for the treatment of BPH have shown approximately a 2 point improvement in IPSS between active and control. There is no assurance that the FDA will not require that we demonstrate a 2 point improvement, which was not seen in the PLUS-1 clinical trial.

On June 9, 2016, we announced the biopsy data at six months on all 18 patients enrolled in our Phase 2a proof of concept clinical trial of topsalysin for the treatment of localized low to intermediate prostate cancer. The results of the Phase 2a proof of concept clinical trial may not be predictive of the results of our next Phase 2 study to confirm dosing and optimize delivery.

 If any of the clinical trials of topsalysin fail to demonstrate sufficient safety and efficacy, we would experience potentially significant delays in, or be required to abandon our development program, which would have a material and adverse impact on our business, prospects, financial condition and results of operations.

*We may seek a partner for the continued development and commercialization of topsalysin for the treatment of the symptoms of BPH. If we seek a partner and are unable to find a partner or such partnership is unsuccessful, we may be unable to commercialize topsalysin for this indication.

We may seek a third-party partner for financial and scientific resources for the further clinical development and commercialization of topsalysin for the treatment of the symptoms of BPH, including the required second Phase 3 clinical trial. There is no assurance that we will be able to find such a partner and, if we do, we may have to relinquish a significant portion of the future economic value of topsalysin to such partner. Also, a partner will likely significantly limit our control over the course of clinical development of topsalysin. Our ability to recognize revenue from a successful partnering arrangement of the sort we are contemplating may be impaired by several factors, including:

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

Further, if a partnership terminates or is otherwise unsuccessful, we may need to seek out and establish an alternative partnership. This may not be possible, or we may not be able to do so on terms which are acceptable to us, in which case, it may be necessary for us to cease the development of topsalysin for the treatment of symptoms of BPH or conduct the remaining clinical development on our own and with our own funds.

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

*Topsalysin may cause undesirable side effects or have other properties that may delay or prevent its regulatory approval or commercialization or limit its commercial potential.

Undesirable side effects caused by topsalysin could cause us or regulatory authorities to interrupt, delay, suspend or terminate clinical trials and could result in a more restrictive label or the delay or denial of marketing approval by the FDA or other regulatory authorities. This, in turn, could limit or prevent us from commercializing topsalysin and generating revenues from its sale. The most common adverse events observed in patients who received topsalysin in our initial Phase 3 clinical trial for the treatment of lower urinary tract symptoms of BPH that were potentially attributable to topsalysin included painful urination, the presence of red blood cells in urine, frequent urination and urinary urgency, fever, and perineal pain. Each of the foregoing adverse events occurred in greater than 5% of the topsalysin population. Further, the incidence of serious AEs, or SAEs, was similar in patients treated with topsalysin and vehicle. There were two SAEs assessed by the investigator as at least possibly related to treatment for topsalysin and one such SAE for vehicle. The topsalysin-related SAEs were moderate events of “acute non-infectious prostatitis” and “fever following prostate procedure” not unexpected manifestations of the intraprostatic cellular destruction and resultant inflammation integral to the topsalysin mechanism of action. The vehicle-related SAE was a mild event of “urinary tract infection.” The adverse events which occurred in our Phase 2a localized prostate cancer trial were similar in nature to the adverse events noted in our BPH program and no SAEs were reported. Although the SAEs were moderate and not unexpected, they may not be fully indicative of the adverse events that would be encountered in commercial use or in larger trials. Results from our future clinical trials could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of topsalysin for its targeted indication. Further, such side effects could affect patient recruitment or the ability of enrolled patients to complete a trial or result in potential product liability claims. Any of these occurrences may have a material and adverse impact on our business, prospects, financial condition and results of operations.

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

Delays in the commencement or completion of clinical testing could significantly impact our product development costs and could result in the need for additional financing. Although we have completed the first of two required Phase 3 clinical trials of topsalysin for the treatment of the symptoms of BPH and completed a Phase 2a proof of concept clinical trial for the treatment of localized low to intermediate risk prostate cancer, and have plans to commence our next planned Phase 2 trial for the treatment of localized low to intermediate risk prostate cancer in the first quarter of 2017 for which we have funds, we do not know whether or when we will be able to fund any additional clinical trials for either the treatment of localized low to intermediate risk prostate cancer or the treatment of the symptoms of BPH, or if any future trials will be completed on time, or at all..

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

Any delays in the commencement or completion of our clinical trials will delay our timeline to obtain regulatory approval for our product candidate. In addition, many of the factors that cause, or lead to, a delay in the commencement of clinical trials may also ultimately lead to the denial of regulatory approval for a product candidate. We do not expect to commence enrollment of our second required Phase 3 clinical trial in this indication until we have raised the additional capital required to fund such second Phase 3 clinical trial.

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

We do not currently have nor do we plan to acquire the infrastructure or capability internally to manufacture our clinical drug supplies for use in the conduct of our clinical trials, and we lack the resources and the capability to manufacture topsalysin on a clinical or commercial scale. Instead, we currently rely on our third-party manufacturing partner, Boehringer Ingelheim RCV GmbH & Co KG, or BI, located in Austria for the production of topsalysin and located in Germany for fill and testing services, pursuant to an agreement which we entered into in 2011. Although we have entered into an agreement for the manufacture of clinical supplies and initial commercial supplies of topsalysin, BI may not perform as agreed, may be unable to comply with these cGMP requirements and with FDA, state and foreign regulatory requirements or may terminate its agreement with us.

We have completed scale-up up to the commercial batch size for topsalysin drug substance, but the finalization of the commercial fill finish process for the production of drug product is still underway. In addition, we have decided to pursue the reformulation of topsalysin, including the diluent. Reformulation could result in significant delays in the commencement of future clinical trials. Moreover, we have not entered into a commercial supply agreement with BI and BI has not demonstrated that it will be capable of manufacturing the filled and finished topsalysin on a large commercial scale. If BI is unable or unwilling to manufacture the filled and finished topsalysin on a large commercial scale, we may be required to identify a new manufacturer which could cause significant delays in finalizing the current commercial fill finish process and could cause delays to future planned clinical trials.

BI currently procures an ingredient used in the current formulation of topsalysin from a multinational industrial biotech company which is a single source supplier, on a purchase order basis. If our single source provider is unable to or decides to no longer supply BI or us with an ingredient for the diluent, we could experience delays in obtaining product for clinical trials until we procured another source or until we reformulate the product and we may be required to contract with another source in order to assure adequate commercial supply. Reformulation could result in significant further delays as we would be required to conduct additional clinical trials.

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

* We face significant competition from other pharmaceutical and biotechnology companies and from minimally invasive surgical therapies and surgical alternatives, and our operating results will suffer if we fail to compete effectively.

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

We expect that topsalysin will compete with the current treatment options for the treatment of localized low to intermediate risk prostate cancer, which include surgical options such as laparoscopic and radical prostatectomy or radiation. In addition, there are other focal targeted therapies which are gaining traction that are currently in clinical development or have been recently approved which include: brachytherapy, cryotherapy, high focused ultrasound, cyber knife, radio frequency ablation and laser ablation. In addition, in 2016, Nymox Pharmaceuticals announced the clinical trial results from 18 months with the intraprostatic administration of their investigational therapy NX-1207 (fexapotide triflutate) in patients with low grade localized (T1c) prostate cancer, and, in January 2016, Steba Biotechnology submitted a Marketing Authorization Application to the European Medicine Agency for the focal treatment of patients with low risk localized prostate cancer, with their vascular –targeted photodynamic therapy TOOKAD.

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

As of September 30, 2016 we had five full-time employees. In May 2016, we had a reduction in force of five employees to preserve our cash resources while we pursue strategic alternatives. If we obtain additional capital we may have to rehire these employees or identify and hire replacements. In addition, we have engaged part-time individual consultants to assist us with managing vendors and CROs, project management, regulatory compliance and business development. We will need to expand our managerial, operational, financial and other resources in order to manage our operations and clinical trials, continue our research and development activities, and commercialize our product candidate. Our management and scientific personnel, systems and facilities currently in place may not be adequate to support our future growth. Our need to effectively manage our operations, growth and various projects requires that we:

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

At September 30, 2016, we had $31.3 million of cash, cash equivalents securities available-for-sale. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents since September 30, 2016, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Further dislocations in the credit market may adversely impact the value and/or liquidity of cash equivalents owned by us.

*Fluctuations in foreign currency exchange rates could result in changes in our reported revenues and earnings.

We currently incur expenses denominated in foreign currencies, specifically in connection with our manufacturing and supply agreement with Boehringer Ingelheim RCV GmbH & Co KG for the manufacture of topsalysin, for which payments are denominated in euro. In addition, we are utilizing several clinical vendors which are located in various countries outside of the United States. These clinical vendors invoice us in the local currency of the vendor. We do not engage in foreign currency hedging arrangements for our accounts payable, and, consequently, foreign currency fluctuations may adversely affect our earnings. During the nine months ended September 30, 2016 and 2015, 5.0% and 10.8% respectively, of our operating expenses were denominated in currencies other than the U.S. dollar. Going forward we anticipate that our sales and expenses, if any, will be denominated in the local currency of the country in which they occur. We may decide to manage this risk by hedging our foreign currency exposure, principally through derivative contracts. Even if we decide to enter into such hedging transactions, we cannot be sure that such hedges will be effective or that the costs of such hedges will not exceed their benefits. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the euro, could result in material amounts of cash being required to settle the hedge transactions or could adversely affect our financial results.

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

*If we fail to comply with our obligations in the agreements under which we license rights to technology from third parties, we could lose license rights that are important to our business.

We are a party to a number of technology license agreements that are essential to our business and expect to enter into additional license agreements in the future. For example, we have exclusive licenses to topsalysin from UVIC Industry Partnerships Inc. and The Johns Hopkins University. The agreements governing these exclusive licenses include provisions that permit the licensors to terminate the license agreements in a number of situations, including if we grant a security interest on the licensed technology. These licensors might claim that filings made by Oxford with the U.S. PTO or foreign jurisdictions in 2011 imposed a security interest on the applicable technology. However, no claims from these licensors have been made to date regarding violations of these license agreements as a result of these filings. Furthermore, if any such claims are made in the future, we believe that such claims would not have merit and we would vigorously defend and reject such claims. If we fail to comply with our obligations under our license agreements, or we are insolvent or subject to a bankruptcy proceeding, the applicable licensor may have the right to terminate such license agreement, in which event we would not be able to market products covered by such license agreement, including topsalysin. We may also be subjected to litigation or other potential disputes under our license agreements if we fail to comply with our obligations under those agreements. The loss of our rights to technology that we have licensed under certain agreements would have a material adverse effect on our business.

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

Prior to our IPO in 2013, there was no public market for our common shares in the United States. The trading price of our common shares has been volatile and is likely to continue to be volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the other risk factors discussed in this section, these factors include:

•	the outcome of our pursuit of strategic alternatives, including whether we raise any additional capital to fund our ongoing operations;

•	the results of our completed and future clinical trials of topsalysin or changes in the development status of topsalysin;

•	any adverse development or perceived adverse development with respect to our submission of a BLA to the FDA for topsalysin;

•	unanticipated serious safety concerns related to the use of topsalysin;

•	adverse regulatory decisions, including failure to receive regulatory approval for topsalysin;

•	our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;

•	our ability to obtain resources for us and our clinical trial programs on our desired schedule;

•	inability to obtain adequate commercial supply for any approved product or inability to do so at acceptable prices;

•	developments concerning our commercial partners, including but not limited to, those with manufacturers;

•	competition from existing technologies and products or new technologies and products that may emerge;

•	announcements of significant acquisitions, strategic partnerships, joint ventures, new products, capital commitments or other events by us or our competitors;

•	the inability to establish collaborations or termination of a collaboration;

•	actual or anticipated variations in our quarterly operating results;

•	failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;

•	our cash position;

•	announcement or expectation of additional financing efforts;

•	issuances of debt or equity securities;

•	our inability to successfully enter new markets or develop additional product candidates;

•	actual or anticipated fluctuations in our competitors’ operating results or changes in their growth rate;

•	sales of our common shares by us, or our shareholders in the future;

•	trading volume of our common shares on The NASDAQ Capital Market and price;

•	market conditions in our industry;

•	overall performance of the equity markets and general political and economic conditions;

•	introduction of new products or services by us or our competitors;

•	additions or departures of key management, scientific or other personnel;

•	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities or industry analysts;

•	changes in the market valuation of similar companies;

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

*Sales of a substantial number of our common shares in the public market by our existing shareholders could cause our share price to fall.

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

*We do not intend to pay dividends on our common shares so any returns will be limited to the value of our shares.

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

Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

4.5	Common Share Purchase Warrant Issued to Oxford Finance LLC	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

4.6	Common Share Purchase Warrant Issued to Oxford Finance LLC	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

4.7	Omnibus Amendment to Warrants to Purchase Common Shares dated January 31, 2014, 2014 by and between the Company and Warburg Pincus Private Equity X, L.P. and Warburg Pincus X Partners, L.P	Incorporated by reference to the Current Report on Form 8-K February 6, 2014.

4.8	Omnibus Amendment to Warrants to Purchase Common Shares dated February 14, 2014 by and between the Company and Oxford Finance LLC	Incorporated by reference to the Current Report on Form 8-K filed on February 18, 2014.

4.9	Common Share Purchase Warrant Issued to Oxford Finance LLC dated June 30, 2014	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 7, 2014.

4.10	Common Share Purchase Warrant Issued to Oxford Finance LLC dated June 30, 2014	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 7, 2014.

4.11	Registration Rights Agreement by and between the Company and Aspire Capital Fund, LLC dated May 16, 2014	Incorporated by reference to the Current Report on Form 8-K filed on May 19, 2014.

4.12	Form of Common Share Purchase Warrant Issued in connection with the Company’s May 2016 Financing	Incorporated by reference to the Current Report on Form 8-K filed on May 11, 2016.

4.13	Form of Common Share Purchase Warrant Issued in connection with the Company’s August 2016 Financing	Incorporated by reference to the Current Report on Form 8-K filed on August 23, 2016.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended	Attached hereto

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended	Attached hereto

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached hereto

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached hereto

101.INS**	XBRL Instance Document	Attached hereto

101.SCH**	XBRL Taxonomy Extension Schema Document	Attached hereto

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	Attached hereto

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	Attached hereto

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	Attached hereto

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	Attached hereto

**

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on the 9th day of November 2016.

SOPHIRIS BIO INC.

By:	/s/ Randall E. Woods
Randall E. Woods Chief Executive Officer and President

By:	/s/ Peter T. Slover
Peter T. Slover Chief Financial Officer