Form 10-K
period 2016-12-31
SOPHIRIS BIO INC.
filed 2017-03-27
CIK 1563855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common shares held by non-affiliates of the registrant was approximately $46.0 million, based on the closing price of the registrant’s common shares on The NASDAQ Capital Market on June 30, 2016 of $2.15.

As of March 13, 2017, the registrant had 30,111,153 common shares (no par value) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission by April 30, 2017 are incorporated by reference into Part III of this report.

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

All dollar amounts are expressed in U.S. dollars unless otherwise noted. All amounts are expressed on an as-converted from Canadian dollar to U.S. dollar basis are calculated using the conversion rate as of December 31, 2016 unless otherwise noted.

Item 1.           Business

Overview

We are a clinical-stage biopharmaceutical company focused on developing innovative products for the treatment of urological diseases. We are headquartered in San Diego, California and our common shares currently trade on The NASDAQ Capital Market. We are currently developing topsalysin (PRX302) as a treatment for clinically significant localized prostate cancer and as a treatment for the lower urinary tract symptoms of benign prostatic hyperplasia, or BPH, commonly referred to as an enlarged prostate. In 2004, we licensed exclusive rights to topsalysin from UVIC Industry Partnerships Inc., or UVIC, and The Johns Hopkins University, or Johns Hopkins, for the treatment of prostate cancer and in 2009, we licensed exclusive rights to topsalysin from UVIC and Johns Hopkins for the treatment of the symptoms of BPH. In April 2010, we entered into an exclusive license agreement with Kissei Pharmaceuticals Co., Ltd., or Kissei, pursuant to which we granted Kissei the right to develop and commercialize topsalysin in Japan for the treatment of the symptoms of BPH, prostate cancer, prostatitis or other diseases of the prostate.

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

In May 2015, we initiated a single-center, open-label Phase 2a proof of concept clinical trial of topsalysin for the treatment of localized low to intermediate risk prostate cancer. We believe that the highly targeted mechanism by which topsalysin selectively destroys prostate tissue in BPH makes topsalysin a potential targeted focal treatment for localized prostate cancer. The clinical trial utilized previously obtained magnetic resonance imaging, or MRI, images of each patient’s prostate mapped to real time 3D ultrasound to target the delivery of topsalysin directly into and around a pre-identified clinically significant tumor. A clinically significant tumor was defined in our study as, either a Gleason score 6 (pattern 3+3) and >3mm Maximum Cancer Core Length, or MCCL, or Gleason score 7 (pattern 3+4 or 4+3) < 10 mm MCCL, which is thought to have the potential to progress and would therefore warrant treatment. (A Gleason pattern is a grading system utilized to describe how aggressive a prostate tumor is and how likely it is to spread. Generally, there are five recognized Gleason histological patterns and a higher Gleason pattern indicates a more aggressive tumor.) Patients received a transperineal administration of topsalysin under general anesthesia at a dose higher than used in our completed Phase 3 BPH PLUS-1 trial but less than the highest dose used in our previous prostate cancer trial. The primary objective of the trial was to assess the safety and tolerability of topsalysin when used to selectively target and focally ablate a clinically significant tumor. The potential efficacy was evidenced by histological changes, indicating tumor ablation at six months following treatment. The clinical trial was conducted at a single center, the University College London, which is well known for the focal treatment of prostate cancer in the United Kingdom.

A total of 18 patients with localized low to intermediate risk prostate cancer were enrolled in the Phase 2a proof of concept clinical trial. On June 9, 2016, we announced the biopsy results from all 18 patients enrolled in the Phase 2a proof of concept study of topsalysin for the treatment of localized prostate cancer. The one-time administration of topsalysin was well tolerated with no serious adverse events and no new safety signals being reported. Topsalysin demonstrated an ability to ablate tumor cells in 50 percent of patients (9/18 patients) six months after treatment in a patient population with pre-identified, clinically significant prostate cancer.  In preparation for the presentation of the Phase 2a proof of concept clinical trial data for an upcoming medical conference, we recently determined that 2 patients who were initially reported as having no response to treatment should have been reported as having a partial response to treatment.  Taking into account the updated results, topsalysin demonstrated an ability to ablate tumor cells in more than 60 percent of patients (11/18 patients) six months after treatment in a patient population with pre-identified, low to intermediate risk prostate cancer.

All 18 patients enrolled completed the study. Biopsy data at six months following treatment showed that:

●	Two patients experienced complete ablation of their targeted tumor with no evidence of any tumor remaining at six months;

●	Nine patients experienced a partial response, defined as either a reduction in the maximum cancer core length or a reduction in Gleason pattern; and

●	Seven patients had no response to treatment.

Detailed results from this study will be presented at a future medical conference.

In March 2017, we initiated a second Phase 2 clinical trial to confirm the dose and optimize the delivery of topsalysin for the treatment of clinically significant localized prostate cancer. This study will also utilize previously obtained MRI images of each patient’s prostate mapped to real time 3D ultrasound to target the delivery of topsalysin directly into and around a pre-identified clinically significant tumor. The primary objective of the study is safety and tolerability of an injection of topsalysin and the key efficacy variable is focal ablation of a clinically significant lesion on biopsy after six months. Approximately 40 patients will be enrolled across clinical sites in the UK and US. Patient screening into the study has begun.

We expect to receive biopsy data for all patients for biopsies conducted six months after the initial dose in late 2017 or early 2018. Based upon the results of the 6-month biopsy, the study includes an option to potentially re-treat the targeted lesion area with a second dose of topsalysin, with a targeted biopsy to occur six months following the second dose. In order to be eligible for a second dose, the patient cannot have experienced a significant adverse event attributable to topsalysin or the dosing procedure from the first dose and the patient will need to have had a clinical response from the first dose but still have the presence of a clinically significant lesion area. We expect to have final biopsy data on all patients who receive a second dose by the third quarter of 2018.

We have also completed the first of two Phase 3 clinical trials that we believe would be required to obtain marketing approval for topsalysin for the treatment of the symptoms of BPH. In October 2013, we initiated our first Phase 3 clinical trial, which we refer to as the “PLUS-1” trial, of topsalysin for the treatment of the lower urinary tract symptoms of BPH. The Phase 3 “PLUS-1” trial was an international, multicenter, randomized, double-blind, and vehicle-controlled trial to assess the efficacy and safety of a single intraprostatic administration of topsalysin (0.6 µg/g prostate) for the treatment of the lower urinary symptoms of BPH. Patients were randomized on a 1:1 ratio to either topsalysin or vehicle-only injection, and then monitored for one year. A total of 479 patients with moderate to severe BPH were enrolled and randomized by September 2014. On November 10, 2015, we announced final results from this trial. Topsalysin demonstrated a statistically significant improvement in International Prostate Symptom Score, or IPSS, total score from baseline over 12 months compared to the vehicle-only control group (7.60 vs. 6.58 point overall improvement; p = 0.043), the primary endpoint of the trial. (IPSS is a patient recorded, composite assessment that takes into account factors such as ability to empty the bladder, frequency of urination, intermittency of urination, urgency of urination, weak strength of urine stream, straining while urinating, and having to urinate at night after going to bed.) Topsalysin continues to demonstrate a favorable safety profile, with no evidence of any treatment related sexual or cardiovascular side effects.

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

Topsalysin - Mechanism of Action

Topsalysin is a genetically altered form of the naturally occurring protein proaerolysin. In nature, proaerolysin is produced by Aeromonas bacteria, which are commonly found as a contaminant in fresh water and fresh water fish. We have altered the sequence encoding the bacterial protein so that topsalysin is only activated by active PSA (as shown in the figure below), an enzyme that is produced in large quantities in the prostate of men with prostate cancer and BPH.

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

Topsalysin Mechanism of Action

Background on Clinically Significant Localized Prostate Cancer

Prostate cancer is the fourth leading cause of death due to cancer in the United States. As a result of an increase in life expectancy along with the current practice of formal and informal screening using prostate-specific antigen, PSA, blood tests, disease treatment has shifted towards early detection of localized disease.

According to the National Cancer Institute, there were approximately 181,000 new cases of prostate cancer in the United States identified in 2016 with approximately 80% of patients diagnosed with localized disease (disease that has not progressed beyond the confines of the prostate). In the United States, approximately 27,000 were expected to die from prostate cancer in 2016 and it is currently the second leading cause of death in men from cancer.

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

Current Therapies for Localized Prostate Cancer

Patients with localized prostate cancer who elect to treat their prostate cancer have traditionally been offered radical treatments in the form of surgery to remove the entire prostate and/or whole gland radiation. Potential side effects and toxicities from radical treatments can be significant and permanent. Men who have undergone radical treatments have experienced the following side effects and toxicity rates: erectile dysfunction 30% - 90%, incontinence 5% - 20% and rectal toxicity (which could include proctitis (inflammation of the rectum) with bleeding and bowel problems such as diarrhea) 5% - 20%.

The increasing use of multi-parametric magnetic resonance imaging (mpMRI) of the prostate and advances in software to co-register previously obtained mpMRI images with live 3D ultrasound images enables physicians to more accurately target their prostate biopsies. Consequently, it is increasingly possible to more confidently identify men with clinically significant lesions. This enables physicians and patients to make a more informed decision about the clinical significance of their disease and whether their disease requires radical treatment or whether they may be a candidate for targeted focal therapy. The objective of targeted focal therapy is to remove the significant disease while preserving as much of the prostate as possible thereby potentially avoiding many of the complications and side effects associated with the radical whole gland treatments. There are several focal targeted therapies currently being offered to patients such as targeted laser ablation, high-intensity focused ultrasound, cryoablation, radiofrequency ablation and photodynamic therapy each with the aim of reducing the treatment impact to the surrounding anatomical structures, potentially leading to lower rates of side effects while retaining the cancer control benefits that the whole gland radical treatments offer. This focal targeted approach to the treatment of prostate cancer is consistent with the management of almost all other solid organ cancers (breast, kidney, liver and pancreas) in which organ preservation is fundamental to functional preservation.

Topsalysin for the Targeted Focal Treatment of Clinically Significant Localized Prostate Cancer

The intraprostatic injection of topsalysin represents a highly targeted approach for potentially treating clinically significant localized prostate cancer that is confined within the encapsulated prostate gland for two reasons:

●	a targeted focal delivery of an intraprostatic injection of topsalysin directly into and around a pre-identified tumor(s) within the prostate is now possible; and
●	topsalysin has a highly targeted mechanism of action, activated specifically only within the prostate.

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

Oral Drug Therapy

The most common form of therapy for men experiencing mild to moderate LUTS associated with BPH is oral drug therapy. Current classes of oral medications available for treatment of the symptoms of BPH include alpha-blockers, 5-alpha-reductase inhibitors, or 5-ARIs, a combination of an alpha-blocker and 5-ARI, and a phosphodiesterase Type 5 inhibitor, or PDE5. An alpha-blocker provides rapid relief of BPH symptoms, but does not prevent continued growth of the prostate. Examples of alpha-blockers include terazosin, doxazosin, tamsulosin, alfuzosin, and silodosin. Frequently reported side effects of alpha-blockers include hypotension, or low blood pressure, dizziness and feeling of weakness. 5-ARIs, such as finasteride and dutasteride, reduce the size of the prostate and thus provide symptom relief. It may take up to six months from starting treatment with 5-ARI for the prostate to reduce in size and for patients to experience the benefit of treatment. Side effects include sexual dysfunction. In addition, tadalafil (marketed by Eli Lilly as Cialis®), a PDE5 inhibitor (a class of drugs typically prescribed for erectile dysfunction), was shown to improve IPSS after four weeks of dosing and has been approved for treatment of the symptoms of BPH. Headache and dyspepsia, or indigestion, are the most commonly observed side effects of Cialis®, which is not recommended for use in combination with an alpha-blocker because of the risk of hypotension.

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

 Minimally Invasive Surgical Therapies

Minimally invasive surgical therapies used to treat the symptoms of BPH include transurethral microwave thermotherapy, or TUMT, transurethral needle ablation, or TUNA, Urolift®, a system which lifts and holds the enlarged prostate tissue away from the urethra, and green laser treatment, which delivers high energy to ablate the prostatic tissue as an alternative to TURP. These treatments, frequently referred to as MIST, are generally less effective than surgical procedures in reducing the size of the prostate gland and often require retreatment within three years. However, these treatments may require catheterization and are still associated with pain and the potential for complications such as bleeding and long-lasting side effects such as urinary incontinence and sexual dysfunction, including erectile dysfunction and retrograde ejaculation (semen flowing backward into the bladder). A new TUNA, known as the Rezum System, has been recently approved. Rezum delivers radiofrequency generated thermal therapy in the form of water vapor via a transurethral needle. Studies of MIST procedures have shown varying improvements in IPSS, with TUNA and TUMT showing improvement in IPSS of approximately 10 to 13 points.

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

Topsalysin for the Treatment of the Symptoms of BPH

In our completed Phase 3 clinical trial, topsalysin significantly improved symptoms of BPH through 12 months of follow-up after a single treatment. Topsalysin is designed to be a safe, simple and convenient treatment that provides rapid and sustained relief of BPH symptoms. It is delivered through a targeted injection into the prostate, precisely ablating the prostate tissue without damaging neighboring tissue and nerves. This method of administration limits the circulation of the drug in the body and we believe that this limited systemic exposure to the drug, together with how the drug is activated in the body, greatly diminishes the risk of side effects.

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

Clinical Overview

To date, we have completed eight clinical trials of topsalysin and we have an on-going Phase 2b clinical trial for the treatment of men with histologically proven, clinically significant localized prostate cancer. Five of our completed clinical trials were for the treatment of the symptoms of BPH and three were for the treatment of prostate cancer. In the eight completed clinical trials a total of 365 patients with moderate to severe BPH and 48 patients with prostate cancer have been treated with topsalysin for an estimated combined topsalysin exposure of 413 patients.

We have completed a clinical trial of topsalysin for the treatment of localized low to intermediate risk prostate cancer. The one-time administration of topsalysin was well tolerated with no serious adverse events and no new safety signals being reported. Patients received a transperineal administration of topsalysin under general anesthesia at a dose higher than used in our completed Phase 3 BPH PLUS-1 trial but less than the highest dose used in our previous prostate cancer trial. Topsalysin demonstrated an ability to ablate tumor cells in 60 percent of patients (11/18 patients) six months after treatment in a patient population with pre-identified, clinically significant prostate cancer.

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

Clinical Development of Topsalysin

Our clinical program for topsalysin is summarized below.

Completed Clinical Development in Prostate Cancer

CLINICAL TRIAL	STATUS	TRIAL DESIGN
PRX302-2-07 Phase 2a	Completed	Phase 2a 6 month proof of concept trial with topsalysin in patients who had histologically proven, localized low to intermediate risk prostate cancer. 18 patients

Dosing: Varied based upon prostate volume and the size of the lesion to be injected but the dose did not exceed 5µg/gm of prostate and when normalized for lesion size up to 1000 ug/gram of tumor lesion

PRX302-1-02 Phase 2a	Completed

Open-label, safety, 12 month dose escalation & volume escalation of a single transperineal intraprostatic treatment of topsalysin in patients who had previously undergone radiation treatment of their prostate cancer

6 patients

Dosing: 6.0µg/g, 12.0µg/g

Volume: 20% to 40% of prostate volume

Phase 1	Completed

Open-label, safety, 12 month dose-escalation of a single transperineal intraprostatic treatment of topsalysin in patients who had previously undergone radiation treatment of their prostate cancer

24 patients

Dosing: 0.03µg/g, 0.09µg/g, 0.3µg/g, 0.6µg/g, 1.2µg/g, 2.1µg/g, 3.0µg/g

Volume: Fixed at 10% of prostate volume

  On-going Development in Localized Prostate Cancer

CLINICAL TRIAL	STATUS	TRIAL DESIGN
PRX302-2-08 Phase 2b Dose Confirmation and Delivery Optimization Trial	On-going

Phase 2b 6 to 12 month trial with topsalysin in patients who have histologically proven, clinically significant localized prostate cancer to confirm the dose and optimize the delivery of a single and potentially a second transperineal intraprostatic treatment of topsalysin

Number of patients: 40

Dosing: Varied based upon prostate volume and size of the lesion up to 12 ug/gram prostate and 1,000 ug/gram of tumor lesion

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

Randomized, double-blinded, placebo-controlled trial of a single transperineal intraprostatic treatment of topsalysin

92 patients; 61 on topsalysin; 31 on vehicle

Dosing: 0.6 µg/g

Volume: 20% of prostate volume

CLINICAL TRIAL	STATUS	TRIAL DESIGN
PRX302-2-06 Transrectal Trial Phase 1/2	Completed

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

Clinical Development in Prostate Cancer

On-going Clinical Development in Localized Prostate Cancer

A Phase 2b open-label clinical trial has been initiated, to confirm the dose and optimize the delivery of topsalysin for the treatment of clinically significant localized prostate cancer. The primary objective of the study is safety and tolerability of an injection of topsalysin and the key efficacy variable is focal ablation of a clinically significant lesion on biopsy after six months.

This study will utilize previously obtained MRI images of each patient’s prostate mapped to real time 3D ultrasound images to target the delivery of topsalysin directly into and around a pre-identified clinically significant legion area.

Six months following-treatment with topsalysin, a targeted biopsy of the treated area will be conducted. We expect to receive biopsy data for all patients conducted six months after the initial dose in late 2017 or early 2018. Based upon the results of the 6-month biopsy, the study includes an option to potentially re-treat the targeted lesion area with a second dose of topsalysin, with a targeted biopsy to occur six months following the second dose. In order to be eligible for a second dose, the patient cannot have experienced a significant adverse event attributable to topsalysin or the dosing procedure from the first dose and the patient will need to have had a clinical response from the first dose but still have the presence of a clinically significant lesion area. We expect to have final biopsy data on all patients who receive a second dose by the third quarter of 2018.

Completed Clinical Development

Phase 2a Proof of Concept Trial in Localized Prostate Cancer

In May 2015, we initiated a single-center, open-label Phase 2a proof of concept clinical trial of topsalysin for the treatment of localized low to intermediate risk prostate cancer. We believe that the highly targeted mechanism by which topsalysin selectively destroys prostate tissue in BPH makes topsalysin a potential targeted focal treatment for localized prostate cancer. The clinical trial utilized previously obtained magnetic resonance imaging, or MRI, images of each patient’s prostate mapped to real time 3D ultrasound to target the delivery of topsalysin directly into and around a pre-identified clinically significant tumor. A clinically significant tumor was defined in our study as, either a Gleason score 6 (pattern 3+3) and >3mm Maximum Cancer Core Length, or MCCL, or Gleason score 7 (pattern 3+4 or 4+3) < 10 mm MCCL, which is thought to have the potential to progress and would therefore warrant treatment. (A Gleason pattern is a grading system utilized to describe how aggressive a prostate tumor is and how likely it is to spread. Generally, there are five recognized Gleason histological patterns and a higher Gleason pattern indicates a more aggressive tumor.) Patients received a transperineal administration of topsalysin under general anesthesia at a dose higher than used in our completed Phase 3 BPH PLUS-1 trial but less than the highest dose used in our previous prostate cancer trial. The primary objective of the trial was to assess the safety and tolerability of topsalysin when used to selectively target and focally ablate a clinically significant tumor. The potential efficacy was evidenced by histological changes, indicating tumor ablation at six months following treatment. The clinical trial was conducted at a single center, the University College London, which is well known for the focal treatment of prostate cancer in the United Kingdom.

On June 9, 2016, we announced the biopsy results from all 18 patients enrolled in the Phase 2a proof of concept study of topsalysin for the treatment of localized prostate cancer. The one-time administration of topsalysin was well tolerated with no serious adverse events and no new safety signals being reported. Topsalysin demonstrated an ability to ablate tumor cells in 50 percent of patients (9/18 patients) six months after treatment in a patient population with pre-identified, clinically significant prostate cancer. In preparation for the presentation of the Phase 2a proof of concept clinical trial data for an upcoming medical conference, we recently determined that 2 patients who were initially reported as having no response to treatment should have been reported as having a partial response to treatment.  Taking into account the updated results, topsalysin demonstrated an ability to ablate tumor cells in more than 60 percent of patients (11/18 patients) six months after treatment in a patient population with pre-identified, low to intermediate risk prostate cancer.

All 18 patients enrolled completed the study. Biopsy data at six months following treatment showed that:

●	Two patients experienced complete ablation of their targeted tumor with no evidence of any tumor remaining at six months;

●	Nine patients experienced a partial response, defined as either a reduction in the maximum cancer core length or a reduction in Gleason pattern; and

●	Seven patients had no response to treatment.

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

The results of this trial were:

•

Topsalysin demonstrated statistical significance over vehicle – The primary efficacy endpoint of the IPSS total score change from baseline over 52 weeks was analyzed, per guidance from the FDA, using the repeated measures linear mixed model applied to the modified intent-to-treat population of every patient randomized and dosed with study drug. Topsalysin demonstrated a statistically significant improvement in IPSS total score from baseline over 12 months compared to the vehicle-only control group (7.60 vs. 6.58 point overall improvement; p = 0.043), the primary endpoint of the study.

•

Improvement was clinically meaningful, rapid and sustained – In a secondary efficacy analysis of IPSS total score using an ANCOVA model and last observation carried forward, or LOCF, to impute missing post-baseline data, the improvement in IPSS for topsalysin was well sustained over the 52 weeks following the single administration. The maximal effect of 8.31 points improvement in IPSS vs vehicle 6.89 points (p = 0.012) was achieved at Week 18 with 8.04 points of improvement for topsalysin still remaining at Week 52 vs 6.64 points for patients treated with vehicle only (p = 0.022) representing an end-of-study preservation of 97% of the peak benefit.

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

(1) (MedDRA Dictionary Preferred Terms)

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

 TRIUMPH Phase 2b Randomized, Double-Blind, Placebo-Controlled Clinical Trial

In 2010, we completed TRIUMPH, a multicenter, randomized, double-blinded, placebo-controlled Phase 2b clinical trial of topsalysin in 92 patients with moderate to severe BPH symptoms who were randomized to topsalysin or vehicle on a 2:1 ratio. The primary objective of this clinical trial was to evaluate the effect on symptoms of BPH of topsalysin versus placebo. Patients randomized to placebo, which is referred to as the vehicle, were administered by injection an equivalent volume of phosphate-buffered saline that did not include active drug product. The patient population that we used to evaluate efficacy in this clinical trial, as defined by the clinical trial protocol, was the efficacy evaluable, or EE, population of patients, which was defined as those 73 patients who (1) received the full treatment, (2) completed three month assessments, and (3) had no major protocol violation, as determined by a blinded, independent review panel of urology experts. The intent-to-treat, or ITT, and safety patient populations consisted of all 92 patients who received any study drug. Our efficacy analyses in this clinical trial used the LOCF method to impute missing post-baseline data.

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

Adverse Events Occurring in >5% of Subjects treated with topsalysin (ITT Population)

Adverse Event(1)	Vehicle (N=31) n (%)		Topsalysin (N=61) n (%)
Hematuria, or presence of red blood cells in urine	11	(35.5)	18	(29.5)
Dysuria, or painful urination	2	(6.5)	17	(27.9)
Pollakiuria, or increased frequency of urination	5	(16.1)	14	(23.0)
Micturition Urgency, or urgency of urination	3	(9.7)	13	(21.3)
Perineal Pain	0	(0.0)	7	(11.5)
Vertigo	2	(6.5)	4	(6.6)
Malaise	0	(0.0)	4	(6.6)

(1)	MedDRA Dictionary-coded preferred terms.

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

Our Strategy

Our business strategy is to develop and commercialize innovative products for the treatment of urological diseases. The elements of our strategy include the following:

•

Complete a Phase 2b of topsalysin for the treatment of clinically significant localized prostate cancer. In March 2017 we initiated a Phase 2b clinical trial of topsalysin for the treatment of clinically significant localized prostate cancer. The trial is being conducted at multiple centers and is expected to enroll approximately 40 patients. The primary objective will be to assess the safety and tolerability of topsalysin and the key efficacy variable is the focal ablation of a clinically significant lesion on biopsy after six months.

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

Competition

In the treatment of clinically significant localized prostate cancer we expect that topsalysin will compete with radical treatments such as prostatectomy and radiation as well as a number of other targeted focal therapies which are gaining traction such as brachytherapy, high-intensity focused ultrasound, cryotherapy, laser ablation, cyber, radiofrequency ablation and photodynamic therapy.

The increasing use of multi-parametric magnetic resonance imaging (mpMRI) of the prostate and advances in software to co-register previously obtained mpMRI images with live 3D ultrasound images enables physicians to more accurately target their prostate biopsies. Consequently, it is increasingly possible to more confidently identify men with clinically significant lesions. Thereby, enabling physcians and patients to make a more informed decision about the clinical significance of their disease and whether their disease requires a radical treatment approach with the potential for significant morbidity or whether they maybe a candidate for targeted focal therapy where the objective is to remove the significant disease while preserving the as much of the prostate as possible and potentially avoiding many of the complications and side effects associated with the radical whole gland treatments.

In 2016 Nymox Pharmaceuticals announced the clinical trial results from 18 months with the intraprostatic administration of their investigational therapy NX-1207 (fexapotide triflutate) in patients with low grade localized (T1c) prostate cancer. In January 2016, Steba Biotechnology submitted a Marketing Authorization Application to the European Medicine Agency for the focal treatment of patients with low risk localized prostate cancer, with their vascular–targeted photodynamic therapy TOOKAD.

We expect that topsalysin will compete with the current treatment options for the symptoms of BPH, which include oral drug therapy and surgery. Oral drug therapies include alpha-blockers, such as tamsulosin (marketed under various trade names by numerous companies, including as Flomax® by Astellas Pharma), alfuzosin (marketed in the United States by Sanofi as Uroxatral®), doxazosin (marketed by Pfizer as Cardura® and CarduraXL®) and silodosin (marketed by Watson Pharmaceuticals as Rapaflo® in the United States), (b) 5-alpha reductase inhibitors, such as dutasteride (marketed by GlaxoSmithKline plc as Avodart®) and finasteride (marketed by Merck & Co., Inc. as Proscar®), and (c) combinations of a-blockers and 5-alpha reductase inhibitors such as tamsulosin and dutasteride (marketed by GSK as Jalyn®). In addition, Eli Lilly and Company’s oral drug tadalafil (marketed as Cialis®), a PDE5 inhibitor, obtained FDA approval for the treatment of the symptoms of BPH in October 2011. Several MIST procedures are available, including transurethral microwave thermotherapy, or TUMT, TUNA, photo-selective vaporization of prostate, holmium laser enucleation of the prostate, transurethral electro vaporization of the prostate, Urolift, which is designed to open the urethra directly without the need to resect or ablate prostate tissue and interstitial laser coagulation. A new TUNA, Rezum by NxThera which delivers radiofrequency generated thermal therapy in the form of water vapor via a transurethral needle, received approval in September 2015 and became available on the US markets late 2016. Currently, the most commonly used MIST procedures are laser ablations of the prostate, TUMT, and TUNA. Surgery for BPH treatment is usually considered in patients who fail drug therapy as a result of side effects or inadequate relief of symptoms, have refractory urinary retention, or have recurrent urinary tract infections. Alternatively, surgery may be the initial treatment in patients with severe urinary symptoms. Surgical procedures for BPH include TURP, as well as other procedures such as transurethral incision of the prostate and transurethral vaporization of the prostate.

In addition, there are other treatments that are currently in clinical development for the treatment of the symptoms of BPH. In late 2016, Procept BioRobotics announced the completion of enrollment with 184 patients in a global Phase 3 clinical trial to evaluate the AquaBeam System, a waterjet ablation therapy for endoscopic resection of prostate tissue. Light Sciences Oncology Inc.’s AptocineTM is currently in Phase 2 clinical trials. In 2014, Nymox Pharmaceuticals announced that the injectable NX-1207 for the treatment of the symptoms of BPH did not meet its clinical endpoints in two completed Phase 3 clinical trials. In 2015, Nymox Pharmaceuticals announced that NX-1207 for the treatment of the symptoms of BPH met its primary endpoint in its pivotal Phase 3 extension trial.

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

Patents and patent applications covering topsalysin which we license or own are covered by issued patents and patent applications under the following four patent families:

●	Proaerolysin Containing Protease Activation Sequences and Methods of Use for Treatment of Prostate Cancer (exclusively licensed);

●	Method of Treating the Symptoms of Benign Prostatic Hyperplasia (BPH) Using Modified Pore-Forming Proteins (exclusively licensed);

●	Method for Treating Prostatitis Utilizing Modified Pore-Forming Protein Proaerolysin (exclusively licensed).

●	Formulations and Methods of Administration (owned by Sophiris); and

We own or have exclusively licensed six issued United States patents related to our prostate program: US 7,838,266 (prostate cancer) expiring in 2022, US 7,282,476 (prostate cancer) expiring in 2023, US 7,745,395 (prostate cancer) expiring in 2023, US 8,278,279 (prostatitis) expiring in 2029, US 8,901,070 (prostatitis) expiring in 2029 and US 8,916,161 (BPH) expiring in 2026, as well as eight issued patents in countries including Australia, China, the European Patent Office (including 16 validation states), India, Japan, Hong Kong, and South Africa expiring in 2022, eight patents in the European Patent Office (including 13 validation states), Canada, Japan, Korea, China, Australia, New Zealand, Israel, Singapore, and South Africa expiring in 2026, and additional pending U.S. and/or foreign patent applications in Australia, Canada, the European Patent Office, and India variously set to expire in 2022, 2026, 2029, or 2031. This portfolio includes issued U.S. patents that cover the composition of topsalysin or methods of using topsalysin to treat prostatitis or prostate cancer, and methods of using topsalysin to treat the symptoms of BPH. This portfolio includes two issued Chinese patents. To date, we have not sought to enforce any issued patents in China. We cannot give any assurances that we will be able to enforce our patents in China to the same degree that we could in the United States.

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

In order to secure the license, we paid an initial license fee of CND$75,000, or $62,000, applying the conversion rate as of the date of payment, and a reimbursement fee of CND$28,000, or $24,000, applying the conversion rate as of the date of payment, to cover expenses associated with the filing and maintenance fees of patents covered by the agreement. In addition, we are required to pay an annual license maintenance fee and are obligated to pay a percentage of gross sales for licensed products sold by us, our affiliates or our sublicensees during the term of the agreement. Such percentage is in the low single-digits and is subject to adjustment in certain circumstances. We are also required to make payments based upon the achievement of specific development and regulatory milestones totaling up to approximately CND$3.6 million, or $2.6 million, as converted. During the year ended December 31, 2016, we accrued a $0.1 million milestone payment as a result of the completion of Phase 1 clinical activities associated with topsalysin for the treatment of prostate cancer. We expect to pay this amount in the first quarter of 2017.

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

•

an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program, an extension of manufacturers’ Medicaid rebate liability, an expansion of the eligibility criteria for people to participate in the Medicaid program, and the creation of a new Medicare Part D coverage gap discount program;

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

Employees

As of December 31, 2016, we had five full-time employees, two of whom have Ph.D. degrees. None of our employees are covered by collective bargaining agreements and we consider relations with our employees to be good.

Research and Development Expenses

Research and development expenses consist primarily of costs associated with the clinical development of topsalysin. Research and development expenses are the primary source of our expenses and totaled $3.5 million, $9.9 million and $24.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Our predecessor, Protox Pharmaceuticals Inc., was incorporated in January 2002. We were formed in May 2003 under the predecessor to the British Columbia Business Corporations Act, or the BCBCA, by the amalgamation of Stratos Biotechnologies Inc., Nucleus BioScience Inc. and Brightwave Ventures Inc. under the name SNB Capital Corp. In July 2004, we acquired all the shares of Protox Pharmaceuticals Inc. in a plan of arrangement under the BCBCA and changed its name to Protox Therapeutics Inc. In 2012, we changed our name to Sophiris Bio Inc. We are governed by the Business Corporations Act of British Columbia. Our operations were initially located in Vancouver, British Columbia. In April 2011, we relocated our core activities and headquarters from Vancouver, British Columbia to San Diego, California.

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

Item 1A.          Risk Factors

Risks Related to Our Business and Industry

We will require significant funding to complete the development and commercialization of topsalysin and we may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our development program or commercialization efforts or cease operations.

Our operations have consumed substantial amounts of cash since inception. Since inception, we have raised approximately $146 million from the sale of equity securities in private placements and public offerings, $21 million from the issuance of debt securities, and $11 million from the exercise of common share purchase warrants. We will need to continue to spend substantial amounts to continue clinical development of topsalysin. We are currently evaluating options to further advance the clinical development of topsalysin. We have initiated a second Phase 2 clinical trial to confirm the dose and optimize the delivery of topsalysin for the treatment of localized prostate cancer. We will require significant additional funding to advance topsalysin in clinical development outside of this second Phase 2 clinical trial. We could use dilutive funding options such as an equity financing and non-dilutive funding options such as a partnering arrangement or royalty agreement to fund future clinical development of topsalysin. Other than our second Phase 2 clinical trial for the treatment of localized prostate cancer, at this point in time we do not plan on pursuing new clinical trials, including a second Phase 3 trial in BPH, unless we obtain additional financing or secure a development partner to fund such new clinical trials. There can be no assurance that such funding or a development partner will be available on acceptable terms or at all.

We expect that our existing cash, cash equivalents and securities available-for-sale, together with interest thereon, will only be sufficient to fund our operations to the end of 2018. However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. Any clinical development efforts, including our second Phase 2 clinical trial and our ongoing operations will require significant funding.

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

We have not completed the development of any product candidates and, accordingly, have not begun to commercialize, or generate any product revenues from any product candidate. We are at an early stage of development of our product candidate, topsalysin, for the treatment of the lower urinary tract symptoms of benign prostatic hyperplasia, or BPH and for the treatment of clinically significant localized prostate cancer. Topsalysin requires significant additional clinical testing and investment prior to seeking marketing approval for either the treatment of the symptoms of BPH or the treatment of prostate cancer. On November 10, 2015, we announced final results from our Phase 3 "PLUS-1" study of topsalysin as a treatment for lower urinary tract symptoms of BPH. However, in order to seek regulatory approval for the treatment of the symptoms of BPH, we would be required to conduct a second Phase 3 clinical trial. At this point in time we do not plan on pursuing a second Phase 3 trial in BPH unless we obtain additional financing or secure a development partner to fund such new clinical trial. There can be no assurance that such funding or a development partner will be available on acceptable terms or at all. In May 2015, we initiated a Phase 2a proof of concept clinical trial of topsalysin for the treatment of localized low to intermediate risk prostate cancer and on June 9, 2016, we announced the biopsy data of all 18 patients. We have initiated a second Phase 2 clinical trial to confirm the dose and optimize the delivery of topsalysin for the treatment of localized prostate cancer, which will be conducted at two or more clinical trial sites. While we believe that we may be able to seek regulatory approval for topsalysin for the treatment of localized prostate cancer with one Phase 3 clinical trial, we have not discussed late-stage clinical development in this indication with the Food and Drug Administration, or FDA, or foreign regulatory authorities and these authorities may disagree with our assessment and require additional clinical trials or other studies before we can submit for regulatory approval. We will continue to refine our development plans for topsalysin for the treatment of localized prostate cancer based on the results of our second Phase 2 clinical trial and discussions with regulatory agencies and may change our assessment of required clinical trials and our development plan. A commitment of substantial resources by us and potential partners will be required to conduct additional clinical trials for topsalysin to meet applicable regulatory standards, obtain required regulatory approvals, and to successfully commercialize this product candidate for the treatment in either indication. Topsalysin is not expected to be commercially available for either indication for several years, if at all, and any projected timelines for commercialization are subject to a number of factors that are outside our control. There is no assurance that we will be able to commercialize topsalysin within the time periods we expect or that our clinical trials will support the regulatory approvals needed to commercialize topsalysin at all.

We are highly dependent on the success of our sole product candidate, topsalysin and we may not be able to successfully obtain regulatory or marketing approval for, or successfully commercialize, this product candidate.

To date, we have expended significant time, resources and effort on the development of topsalysin for the lower urinary tract symptoms of BPH and for the treatment of clinically significant localized prostate cancer, including conducting preclinical and clinical trials. We have no product candidates in our clinical development pipeline other than topsalysin, which we are developing for those two potential indications. Our ability to generate product revenues and to achieve commercial success in the near term will initially depend almost entirely on our ability to successfully raise capital to fund our development programs and to develop, obtain regulatory approval for and then successfully commercialize topsalysin for either of these indications in the United States and the European Economic Area, or EEA. Before we can market and sell topsalysin in the United States or foreign jurisdictions for any indication, we will need to commence and complete additional clinical trials, manage clinical, preclinical, and manufacturing activities, obtain necessary regulatory approvals from the Food and Drug Administration, or FDA, in the United States and from similar foreign regulatory agencies in other jurisdictions, obtain manufacturing supply, build a commercial organization or enter into a marketing collaboration with a third party, and in some jurisdictions, obtain reimbursement authorization, among other things. We cannot assure you that we will be able to successfully complete the necessary preclinical studies and clinical trials and/or obtain regulatory approvals and sufficient commercial manufacturing supply for topsalysin in either indication. If we do not receive regulatory approvals, our business, prospects, financial condition and results of operations will be adversely affected. Even if we obtain the regulatory approvals to market and sell topsalysin, we may never generate significant revenues from any commercial sales of topsalysin for several reasons, including because the market for topsalysin may be smaller than we anticipate, topsalysin may not be adopted by physicians and payors or because topsalysin may not be as efficacious or safe as other treatment options. If we fail to successfully commercialize topsalysin, we may be unable to generate sufficient revenues to sustain and grow our business and our business, prospects, financial condition and results of operations will be adversely affected.

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

We may seek a partner for the continued development and commercialization of topsalysin for the treatment of the symptoms of BPH. If we seek a partner and are unable to find a partner or such partnership is unsuccessful, we may be unable to commercialize topsalysin for this indication.

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

Delays in the commencement or completion of clinical testing could significantly impact our product development costs and could result in the need for additional financing. Although we have completed the first of two required Phase 3 clinical trials of topsalysin for the treatment of the symptoms of BPH and completed a Phase 2a proof of concept clinical trial for the treatment of localized low to intermediate risk prostate cancer, and have commenced our next planned Phase 2 trial for the treatment of clinically significant localized prostate cancer in the first quarter of 2017 for which we have funds, we do not know whether or when we will be able to fund any additional clinical trials for either the treatment of clinically significant localized prostate cancer or the treatment of the symptoms of BPH, or if any future trials will be completed on time, or at all.

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

We expect that topsalysin will compete with the current treatment options for the treatment of clinically significant localized prostate cancer, which include surgical options such as laparoscopic and radical prostatectomy or radiation. In addition, there are other focal targeted therapies which are gaining traction that are currently in clinical development or have been recently approved which include: brachytherapy, cryotherapy, high focused ultrasound, cyber knife, radio frequency ablation and laser ablation. In addition, in 2016, Nymox Pharmaceuticals announced the clinical trial results from 18 months with the intraprostatic administration of their investigational therapy NX-1207 (fexapotide triflutate) in patients with low grade localized (T1c) prostate cancer, and, in January 2016, Steba Biotechnology submitted a Marketing Authorization Application to the European Medicine Agency for the focal treatment of patients with low risk localized prostate cancer, with their vascular –targeted photodynamic therapy TOOKAD.

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

As of December 31, 2016, we had five full-time employees. In May 2016, we had a reduction in force of five employees to preserve our cash resources while we pursue strategic alternatives. If we obtain additional capital we may have to rehire these employees or identify and hire replacements. In addition, we have engaged part-time individual consultants to assist us with managing vendors and CROs, project management, regulatory compliance and business development. We will need to expand our managerial, operational, financial and other resources in order to manage our operations and clinical trials, continue our research and development activities, and commercialize our product candidate. Our management and scientific personnel, systems and facilities currently in place may not be adequate to support our future growth. Our need to effectively manage our operations, growth and various projects requires that we:

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

We have a limited operating history and we have financed our operations primarily through equity and debt financings and have incurred significant operating losses since our inception. We had a net loss of $11.2 million, $14.2 million, and $30.7 million during the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, we had an accumulated deficit of $140.9 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our shareholders’ equity and working capital. Our losses have resulted principally from costs incurred in our research activities for topsalysin. We anticipate that our operating losses will substantially increase over the next several years as we continue development of topsalysin, including the conduct of any future clinical trials for the treatment of the symptoms of BPH and our completed proof of concept clinical trial and future clinical trials for the treatment of clinically significant localized prostate cancer and the conduct of any future clinical trials for the treatment of symptoms of BPH. In addition, if we obtain regulatory approval of topsalysin, we may incur significant sales and marketing expenses and outsourced manufacturing expenses, as well as continued development expenses. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or whether or when we will become profitable.

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

At December 31, 2016, we had $29.0 million of cash, cash equivalents securities available-for-sale. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents since December 31, 2016, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Further dislocations in the credit market may adversely impact the value and/or liquidity of cash equivalents owned by us.

Fluctuations in foreign currency exchange rates could result in changes in our reported revenues and earnings.

We currently incur expenses denominated in foreign currencies, specifically in connection with our manufacturing and supply agreement with Boehringer Ingelheim RCV GmbH & Co KG for the manufacture of topsalysin, for which payments are denominated in euro. In addition, we are utilizing several clinical vendors which are located in various countries outside of the United States. These clinical vendors invoice us in the local currency of the vendor. We do not engage in foreign currency hedging arrangements for our accounts payable, and, consequently, foreign currency fluctuations may adversely affect our earnings. During the years ended December 31, 2016 and 2015, 6.5% and 12.8% respectively, of our operating expenses were denominated in currencies other than the U.S. dollar. Going forward we anticipate that our sales and expenses, if any, will be denominated in the local currency of the country in which they occur. We may decide to manage this risk by hedging our foreign currency exposure, principally through derivative contracts. Even if we decide to enter into such hedging transactions, we cannot be sure that such hedges will be effective or that the costs of such hedges will not exceed their benefits. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the euro, could result in material amounts of cash being required to settle the hedge transactions or could adversely affect our financial results.

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

Generally, if for any taxable year 75% or more of our gross income is passive income, or at least 50% of the average quarterly value of our assets (which may be determined in part by the market value of our ordinary shares, which is subject to change) are held for the production of, or produce, passive income, we would be characterized as a passive foreign investment company, or PFIC, for United States federal income tax purposes. Based on the composition of our gross income and gross assets and the nature of our business, we expect that we were a PFIC for the taxable years ending December 31, 2012, 2013, 2014 and 2015 and that we will likely be a PFIC for the taxable year ending December 31, 2016. In 2017 and for future years, our status as a passive foreign investment company will also depend on whether we are a “controlled foreign corporation” for U.S. federal income tax purposes, how quickly we utilize the cash proceeds from our IPO in our business and other factors. If we are a PFIC for 2016 or any subsequent year, U.S. holders of our shares may suffer adverse tax consequences. Gains realized by non-corporate U.S. holders on the sale of our ordinary shares would be taxed as ordinary income, rather than as capital gain, and the preferential tax rate applicable to dividends received on our ordinary shares would be lost. Interest charges would also be added to taxes on gains and dividends realized by all U.S. holders.

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

A U.S. holder may also mitigate the adverse tax consequences of being a PFIC by timely making a mark-to-market election. Generally, for each year that we would meet the PFIC gross income or asset test, an electing U.S. holder would include in gross income the increase in the value of its shares during each of its taxable years and deduct from gross income the decrease in the value of such shares during each of its taxable years. A mark-to-market election may be made and maintained only if our shares are regularly traded on a qualified exchange. While we anticipate that these requirements will be satisfied following our IPO, whether our shares are regularly traded on a qualified exchange is an annual determination based on facts that, in part, are beyond our control. Accordingly, we can provide no assurances that a U.S. holder will be eligible to make a mark-to-market election. You should consult your own tax advisor as to the specific tax consequences to you in the event we are characterized as a PFIC for the taxable year ending December 31, 2016 or any subsequent year.

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

Our corporate headquarters are located in San Diego, California. The facility we lease encompasses approximately 2,002 square feet of office space. The lease for this facility expires in May 2018. We believe that our facility is sufficient to meet our needs and that suitable additional space will be available as and when needed.

Item 3.	Legal Proceedings

We are not currently party to any material legal proceedings.

Item 4.	Mine Safety Disclosures

None.

Part II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common shares are currently traded on The NASDAQ Capital Market under the symbol “SPHS.”

The following table sets forth the high and low sales prices for our common shares for the period January 1, 2015 through December 31, 2016.

2015	High	Low
First Quarter	$1.04	$0.42
Second Quarter	1.64	0.54
Third Quarter	1.13	0.71
Fourth Quarter	3.85	0.67
2016
First Quarter	$2.41	$1.35
Second Quarter	2.33	0.80
Third Quarter	8.55	2.05
Fourth Quarter	3.30	2.20

Holders of Record

As of March 13, 2017, there were approximately 10 shareholders of record of our common shares, which included Cede & Co., a nominee for Depository Trust Company, or DTC, and CDS & Co., a nominee for The Canadian Depository for Securities Ltd., or CDS. Common shares that are held by financial institutions as nominees for beneficial owners are deposited into participant accounts at either DTC or CDS, and are considered to be held of record by Cede & Co. or CDS & Co. as one shareholder.

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

There were no repurchases of equity securities during the fourth quarter of 2016.

Item 6.	Selected Financial Data

The following data has been derived from our audited financial statements, including the consolidated balance sheets at December 31, 2016 and 2015 and the related consolidated statements of operations and comprehensive loss for the three years ended December 31, 2016 and related notes appearing elsewhere in this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 2012 and 2013 and the balance sheet data as of December 31, 2014, 2013 and 2012 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. You should read the selected financial data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	For the Years Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues	$—	$—	$—	$5,000	$—
Operating expenses:
Research and development	3,538	9,862	24,708	10,279	13,523
General and administrative	6,768	3,626	5,332	4,511	5,685
Total operating expenses	10,306	13,488	30,040	14,790	19,208
Loss from operations	(10,306)	(13,488)	(30,040)	(9,790)	(19,208)
Other income (expense):
Interest expense	(373)	(690)	(726)	(1,308)	(1,988)
Interest income	37	22	51	—	108
Gain (loss) on revaluation of warrant liability	(330)	—	49	689	—
Loss on extinguishment of debt	(180)	—	—	—	—
Other expense, net	(12)	(41)	(46)	(240)	(106)
Total other expense	(858)	(709)	(672)	(859)	(1,986)
Net loss before income tax expense	(11,164)	(14,197)	(30,712)	(10,649)	(21,194)
Income tax expense	—	—	—	(500)	—
Net loss	$(11,164)	$(14,197)	$(30,712)	$(11,149)	$(21,194)
Basic and diluted net loss per common share(1) (2)	$(0.49)	$(0.84)	$(1.85)	$(1.39)	$(6.94)
Weighted average shares used to calculate net loss per common share (1) (2)	23,002	16,881	16,586	8,029	3,054

(1)

See Note 4 of our Notes to the Consolidated Financial Statements for an explanation of the method used to calculate the basic and diluted net loss per common share and the number of shares used in the computation of the per share amounts.

(2)	Reflects the 52-for-1 share consolidation of our common shares for the years ending December 31, 2013 and 2012.

	As of December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and securities available-for-sale	$29,001	$8,381	$22,695	$48,149	$9,721
Working capital	27,754	5,610	19,998	41,267	815
Total assets	29,998	8,892	25,591	51,892	11,529
Promissory notes, including current portion	—	5,343	5,941	6,877	12,021
Warrant liability	13,396	—	—	883	—
Stock-based compensation liability	57	168	22	202	—
Accumulated deficit	(140,920)	(129,756)	(115,559)	(84,847)	(73,698)
Total shareholders’ equity (deficit)	14,324	1,906	14,688	40,279	(5,105)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

All dollar amounts are expressed in U.S. dollars unless otherwise noted. All amounts converted from Canadian dollars to U.S. dollars are calculated using the conversion rate as of December 31, 2016 unless otherwise noted.

Overview

Background

We are a clinical-stage biopharmaceutical company focused on developing innovative products for the treatment of urological diseases. We are headquartered in San Diego, California and our common shares currently trade on The NASDAQ Capital Market. We are currently developing topsalysin (PRX302) as a treatment for the lower urinary tract symptoms of benign prostatic hyperplasia, or BPH, commonly referred to as an enlarged prostate and as a treatment for clinically significant localized prostate cancer. In 2004, we licensed exclusive rights to topsalysin from UVIC Industry Partnerships Inc., or UVIC, and The Johns Hopkins University, or Johns Hopkins, for the treatment of prostate cancer and in 2009, we licensed exclusive rights to topsalysin from UVIC and Johns Hopkins for the treatment of the symptoms of BPH. In April 2010, we entered into an exclusive license agreement with Kissei Pharmaceuticals Co., Ltd., or Kissei, pursuant to which we granted Kissei the right to develop and commercialize topsalysin in Japan for the treatment of the symptoms of BPH, prostate cancer, prostatitis or other diseases of the prostate.

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

In May 2015, we initiated a single-center, open-label Phase 2a proof of concept clinical trial of topsalysin for the treatment of localized low to intermediate risk prostate cancer. We believe that the highly targeted mechanism by which topsalysin selectively destroys prostate tissue in BPH makes topsalysin a potential targeted focal treatment for localized prostate cancer. The clinical trial utilized previously obtained magnetic resonance imaging, or MRI, images of each patient’s prostate mapped to real time 3D ultrasound to target the delivery of topsalysin directly into and around a pre-identified clinically significant tumor. A clinically significant tumor was defined in our study as, either a Gleason score 6 (pattern 3+3) and >3mm Maximum Cancer Core Length, or MCCL, or Gleason score 7 (pattern 3+4 or 4+3) < 10 mm MCCL, which is thought to have the potential to progress and would therefore warrant treatment. (A Gleason pattern is a grading system utilized to describe how aggressive a prostate tumor is and how likely it is to spread. Generally, there are five recognized Gleason histological patterns and a higher Gleason pattern indicates a more aggressive tumor.) Patients received a transperineal administration of topsalysin under general anesthesia at a dose higher than used in our completed Phase 3 BPH PLUS-1 trial but less than the highest dose used in our previous prostate cancer trial. The primary objective of the trial was to assess the safety and tolerability of topsalysin when used to selectively target and focally ablate a clinically significant tumor. The potential efficacy was evidenced by histological changes, indicating tumor ablation at six months following treatment. The clinical trial was conducted at a single center, the University College London, which is well known for the focal treatment of prostate cancer in the United Kingdom.

A total of 18 patients with localized low to intermediate risk prostate cancer were enrolled in the Phase 2a proof of concept clinical trial. On June 9, 2016, we announced the biopsy results from all 18 patients enrolled in the Phase 2a proof-of-concept study of topsalysin for the treatment of localized prostate cancer. The one-time administration of topsalysin was well tolerated with no serious adverse events and no new safety signals being reported. Topsalysin demonstrated an ability to ablate tumor cells in 50 percent of patients (9/18 patients) six months after treatment in a patient population with pre-identified, clinically significant prostate cancer. In preparation for the presentation of the Phase 2a proof of concept clinical trial data for an upcoming medical conference, we recently determined that 2 patients who were initially reported as having no response to treatment should have been reported as having a partial response to treatment.  Taking into account the updated results, topsalysin demonstrated an ability to ablate tumor cells in more than 60 percent of patients (11/18 patients) six months after treatment in a patient population with pre-identified, low to intermediate risk prostate cancer.

All 18 patients enrolled completed the study. Biopsy data at six months following treatment showed that:

●	Two patients experienced complete ablation of their targeted tumor with no evidence of any tumor remaining at six months;
●	Nine patients experienced a partial response, defined as either a reduction in the maximum cancer core length or a reduction in Gleason pattern; and
●	Seven patients had no response to treatment.

Detailed results from this study will be presented at a future medical conference.

In March 2017, we initiated a second Phase 2 clinical trial to confirm the dose and optimize the delivery of topsalysin for the treatment of clinically significant localized prostate cancer. This study will also utilize previously obtained MRI images of each patient’s prostate mapped to real time 3D ultrasound to target the delivery of topsalysin directly into and around a pre-identified clinically significant tumor. The primary objective of the study is safety and tolerability of an injection of topsalysin and the key efficacy variable is focal ablation of a clinically significant lesion on biopsy after six months. Approximately 40 patients will be enrolled across clinical sites in the UK and US. Patient screening into the study.

We expect to receive biopsy data for all patients conducted six months after the initial dose in late 2017 or early 2018. Based upon the results of the 6-month biopsy, the study includes an option to potentially re-treat the targeted lesion area with a second dose of topsalysin, with a targeted biopsy to occur six months following the second dose. We expect to have final biopsy data on all patients who receive a second dose by the third quarter of 2018.

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

We completed a reduction in workforce in May 2016 through which five of our ten employees were terminated. We incurred a charge of approximately $81,000 during the year ended December 31, 2016, which is included in operating expenses, related to cash severance and continuation of benefits in connection with the workforce reduction. No additional cash payments are expected to be made related to this reduction in workforce. In addition, we incurred a non-cash stock-based compensation charge of approximately $76,000 associated with the modification of stock options for individuals included in the reduction in workforce.

On May 11, 2016, we completed an offering in which we raised net proceeds of approximately $4.6 million by selling 3,571,428 common shares at a price of $1.40 per share. Additionally, for each common share purchased, the investors received a warrant to purchase one-half of a common share at an exercise price of $1.40 per full share, exercisable for a five-year period. During the year ended December 31, 2016, 1,775,714 of these warrants were exercised which generated proceeds of $2.5 million. We will use the proceeds of this offering for working capital and general corporate purposes.

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

Topsalysin License Agreement for Prostate Cancer

In 2004, we licensed exclusive rights to topsalysin for the treatment of prostate cancer under an agreement with UVIC and Johns Hopkins. We have agreed to make cumulative milestone payments over the lifecycle of topsalysin of up to CND$3.6 million, or $2.6 million, as converted, on the achievement of certain clinical and regulatory milestones and to pay royalties on commercial sales of resulting products. From the inception of the agreement, we have paid milestone payments of CND$0.1 million, or $0.1 million, applying the historical conversion rate at each payment date and at December 31, 2016, CND$0.1 million is included in accrued expenses. We have to date completed three clinical trials in patients with prostate cancer.

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

We expense research and development costs as incurred. We account for nonrefundable advance payments for goods and services that will be used in future research and development activities as expenses when the service has been performed or when the goods have been consumed. Since our inception in January 2002 through December 31, 2016, we have incurred a total of $98.0 million in research and development expenses.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related benefits including stock-based compensation. Other general and administrative expenses include allocated facility-related costs not otherwise included in research and development expenses, travel expenses, market research expenses and professional fees for auditing, tax, investor relations and legal services. We expect general and administrative expenses to remain fairly consistent over the next year but we do expect that general and administrative expenses will increase as we move towards commercialization of our drug candidates in future periods.

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

Gain (Loss) on Revaluation of Warrant Liability

In connection with the offering completed on May 11, 2016, we issued 1,785,714 warrants to purchase our common shares. These warrants may require us to pay the warrant holder cash under certain provisions of the warrant and therefore we account for these warrants as a liability. As a result of these warrants being classified as a liability, we are required to calculate their fair value at each reporting date. The fair value of these warrants is calculated utilizing a Black-Scholes pricing model. We calculated the initial fair value of these warrants on May 11, 2016, the date the warrants were issued. On various dates from May 11, 2016 through December 31, 2016, the warrant holders exercised 1,775,714 warrants and as a result we revalued the fair value of the underlying warrants on each exercise date. The fair value of the exercised warrants was reclassified from the warrant liability to contributed surplus upon exercise. As of December 31, 2016, only 10,000 warrants remain outstanding from the May 11, 2016 offering for which the fair value was remeasured as of December 31, 2016.

In connection with the offering completed on August 26, 2016, we issued 5,606,250 warrants to purchase our common shares. These warrants may require us to pay the warrant holder cash under certain provisions of the warrant and therefore we account for these warrants as a liability. As a result of these warrants being classified as a liability, we are required to calculate the fair value of these warrants at each reporting date. The fair value of these warrants is calculated utilizing a Black-Scholes pricing model. We calculated the initial fair value of these warrants on August 26, 2016, the date the warrants were issued. As of December 31, 2016, the fair value was remeasured.

Loss on the Early Extinguishment of Debt

On September 2, 2016, we repaid the outstanding balance of the Oxford Loan and Security Agreement in full. We made a total payoff payment of $4.2 million to Oxford, which included the final payment of $300,000, a prepayment fee of $39,000, accrued interest of $2,000 and legal fees of $4,000. We had $159,000 of unamortized debt premium as of the date of the payoff. The debt repayment was accounted for as an extinguishment as per ASC 470-50, “Debt: Modification and Extinguishments”, and a loss on early extinguishment of the debt totaling $180,000 was recorded for the ended December 31, 2016, consisting of the final payment and the prepayment fee which was offset by the unamortized debt premium.

Other Expense, Net

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

Revenue Recognition

We may enter into product development agreements with collaborative partners for the research and development of products for the treatment of urological diseases. The terms of the agreements may include nonrefundable signing and licensing fees, milestone payments and royalties on any product sales derived from collaborations. These multiple element arrangements are analyzed to determine whether the deliverables can be separated or whether they must be accounted for as a single unit of accounting. License fees are recognized as revenue when persuasive evidence of an arrangement exists, the fee is fixed or determinable, delivery or performance has substantially completed and collection is reasonably assured.

We recognize up front license payments as revenue upon delivery of the license only if the license has stand-alone value to the customer and if the agreement includes a general right of return, the delivery or performance of undelivered items is considered probable and within our control. The payment is generally allocated to the separate units of accounting based on their relative selling prices. The selling price of each deliverable is determined using vendor specific objective evidence of selling prices, if it exists; otherwise, third-party evidence of selling prices. If neither vendor specific objective evidence nor third-party evidence exists, we use our best estimate of the selling price for each deliverable. The payment allocated is limited to the amount that is not contingent on the delivery of additional items or fulfillment of other performance conditions.

Whenever we determine that an arrangement should be accounted for as a single unit of accounting, it must determine the period over which the performance obligations will be performed and revenue recognized. If we cannot reasonably estimate the timing and the level of effort to complete its performance obligations under the arrangement, then revenue under the arrangement is recognized on a straight-line basis over the period we expect to complete the performance obligations.

We evaluate milestone payments on an individual basis and recognizes revenue from non-refundable milestone payments when the earnings process is complete and the payment is reasonably assured. Non-refundable milestone payments related to arrangements under which we have continuing performance obligations are recognized as revenue upon achievement of the associated milestone, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement and (ii) the amount of the milestone payment is reasonable in relation to the effort expended or the risk associated with the milestone event. Any amounts received under agreements in advance of performance, if deemed substantive, are recorded as deferred revenue and recognized as revenue as we complete our performance obligations. A milestone event is considered substantive if (i) the milestone is commensurate with either (a) our performance to achieve the milestone or (b) the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from our performance to achieve the milestone; (ii) it relates solely to past performance and (iii) it is reasonable relative to all of the deliverables and payment terms (including other potential milestone consideration) within the arrangement. If any portion of the milestone payment does not relate to our performance, does not relate solely to past performance or is refundable or adjustable based on future performance, the milestone is not considered to be substantive. Milestone payments are not bifurcated into substantive and non-substantive components. Payments related to the achievement of non-substantive milestones is deferred and recognized over our remaining performance period.

Royalty revenue will be recognized upon the sale of the related products provided that we have no remaining performance obligations under the arrangement.

Accrued Research and Development Expenses

Clinical trial costs are recorded as a component of research and development expenses. We accrue and expense clinical trial activities performed by third parties based upon estimates of the percentage of work completed of the total work over the life of the individual study in accordance with agreements established with clinical research organizations and clinical trial sites. We determine the estimates through discussions with internal clinical personnel and external service providers as to the progress or stage of completion of trials or services and the agreed-upon fee to be paid for such services based on facts and circumstances known by us as of each balance sheet date. However, actual costs and timing of clinical trials are highly uncertain, subject to risks and may change depending upon a number of factors, including our clinical development plan.

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

Essentially all of our research and development expenses related to topsalysin during the years ended December 31, 2016, 2015 and 2014. We recognized research and development expenses as follows (in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Clinical research and development	$2,974	$8,866	$20,604
Pre-clinical research and development	—	1	2
Manufacturing	421	738	3,452
Stock-based compensation expense	143	257	650
	$3,538	$9,862	$24,708

Warrant Liability

 In connection with the offering we completed on May 11, 2016, we issued 1,785,714 warrants to purchase common shares. These warrants may require us to pay the warrant holder cash under certain provisions of the warrant and therefore we are accounting for these warrants as a liability. As a result of these warrants being classified as a liability, we are required to calculate the fair value of these warrants at each reporting date. The fair value of these warrants is calculated utilizing a Black-Scholes pricing model. We calculated the initial fair value of these warrants on May 11, 2016, the date the warrants were issued. On various dates, warrant holders exercised 1,775,714 warrants and as a result we were required to revalue the fair value of the underlying warrants on the various exercise dates. The calculated fair value for the exercised warrants was reclassified from the warrant liability to contributed surplus. Fair value of warrants was remeasured on December 31, 2016. The following inputs were utilized in the Black-Scholes pricing model during the year ended December 31, 2016:

	Initial Fair Value May 11, 2016	Weighted Average at Various Exercise Dates	December 31, 2016
Stock price	$1.12	$3.50	$2.80
Exercise price	$1.40	$1.40	$1.40
Risk-free interest rate	1.20%	1.05%	1.78%
Volatility	130.64%	132.05%	144.25%
Dividend yield	0.00%	0.00%	0.00%
Expected life in years	5.00	4.85	4.36
Calculated fair value per warrant	$0.95	$3.20	$2.55

In connection with the offering we completed on August 26, 2016, we issued 5,606,250 warrants to purchase common shares. These warrants may require us to pay the warrant holder cash under certain provisions of the warrant and therefore we are accounting for these warrants as a liability. As a result of these warrants being classified as liabilities, we are required to calculate the fair value of these warrants at each reporting date. The fair value of these warrants are calculated utilizing a Black-Scholes pricing model. We calculated the initial fair value of these warrants on August 26, 2016, the date the warrants were issued. Fair value of the warrants was remeasured on December 31, 2016. The following inputs were utilized in the Black-Scholes pricing model during the year ended December 31, 2016:

	August 26, 2016	December 31, 2016
Stock price	$3.52	$2.80
Exercise price	$4.00	$4.00
Risk-free interest rate	1.23%	1.85%
Volatility	135.04%	140.47%
Dividend yield	0.00%	0.00%
Expected life in years	5.00	4.65
Calculated fair value per warrant	$3.04	$2.38

Certain inputs utilized in our Black-Scholes fair value calculation may fluctuate in future periods based upon factors which are outside of the Company’s control. A significant change in one or more of these inputs used in the calculation of the fair value may cause a significant change to the fair value of our warrant liability which could also result in material non-cash gain or loss being reported in our consolidated statement of operations and comprehensive loss. A 10% change in our closing stock price on December 31, 2016 would result in a $1.4 million change to the fair value of our warrant liability at December 31, 2016. A 10% change in our stock price volatility at December 31, 2016 would result in a change of $0.8 million to our warrant liability at December 31, 2016. A 10% change in the risk-free interest rate at December 31, 2016 would not have a material effect on the fair value of our warrant liability at December 31, 2016.

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

We recognized stock-based compensation expense as follows (in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Research and development	$143	$257	$650
General and administrative	282	519	1,441
Total	$425	$776	$2,091

As of December 31, 2016 there were $2.1 million of unrecognized compensation costs related to non-vested stock options. As of December 31, 2016 we expect to recognize those costs over weighted average period of 1.6 years.

The fair value of options granted during the year ended December 31, 2016, 2015 and 2014 were estimated at the date of grant using the following assumptions:

	For the Years Ended December 31,
	2016	2015	2014
Expected life of the option term (years)	3.9	3.5	3.7
Risk-free interest rate	1.5%	1.0%	1.2%
Dividend yield	0.0%	0.0%	0.0%
Volatility	144.0%	128.4%	76.2%

Expected Life of the Option Term – This is the period of time that the options granted are expected to remain unexercised. Options granted during the year have a contractual term of five to ten years. We estimate the expected life of the option term based on actual past behavior for similar options.

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

The fair value of the stock-based compensation liability was $57,000 and $168,000 at December 31, 2016 and 2015, respectively. As the calculated fair value of the stock options at December 31, 2016 was less than the original grant date fair value no additional compensation expense was recorded in the consolidated statement of operations and comprehensive loss. The change in the fair value of the stock-based compensation liability of $111,000 for the year ended December 31, 2016 was recorded as an adjustment to Contributed Surplus.

The following inputs were utilized in the Black-Scholes pricing model for the options granted with exercise prices denominated in Canadian dollars at December 31, 2016 and 2015:

	December 31,
	2016	2015
Stock price at the end of each reporting period	$2.80	$1.78
Weighted average exercise price	$11.06	$13.12
Risk-free interest rate	0.85%	0.91%
Volatility	120.81%	182.74%
Dividend yield	0.00%	0.00%
Expected life in years	0.85	1.53
Calculated fair value per stock option	$0.33	$0.74

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued new guidance related to revenue recognition (ASU No. 2014-09 Revenue from Contracts with Customers (Topic 606)). Subsequently the FASB has issued additional guidance (ASU Nos. 2015-14; 2016-08; 2016-10; 2016-12; 2016-20 Revenue from Contracts with Customers (Topic 606)). The guidance establishes principles for reporting information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Two methods of adoption are permitted: (a) full retrospective adoption, meaning the standard is applied to all periods presented or (b) modified retrospective adoption, meaning the cumulative effect of applying the new guidance is recognized as an adjustment to the opening retained earnings balance. We did not recognize any revenue from contracts with customers in the years ended December 31, 2016, 2015 and 2014. Although we are still evaluating the impact of the new standard, we anticipate that the impact will not be material to the consolidated financial statements as we do not currently generate revenues from contracts with customers.

In February 2016, the FASB issued ASU, No. 2016-02, “Leases (Topic 842)”. This guidance requires lessees to recognize a lease liability and a right-of-use asset with the exception of short-term leases. In addition, lessees are required to classify leases as either operating or finance based on current criteria of whether or not the lease is effectively a financed purchase by the lessee. The new standard is effective for the annual reporting period beginning after December 15, 2018 and early adoption is permitted. Although we are in the process of evaluating the impact of this guidance on its consolidated financial statements and related disclosures, we expect that our operating lease will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon adoption.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. This guidance is intended to simply the accounting for stock compensation. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences, (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The new standard is effective for annual periods beginning after December 15, 2016, and interim periods therein. This guidance may be applied either prospectively, retrospectively or using a modified retrospective transition method, depending on the area covered in this update. We will adopt ASU 2016-09 in 2017, and we do not anticipate this guidance to have a significant impact on our financial statements at the time of adoption.

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

Net Operating Loss Carryforwards

As of December 31, 2016 we had Canadian and U.S. federal tax net operating loss carryforwards of $121.8 million and $1.4 million, respectively, which begin to expire in 2026 and 2034, respectively. As of December 31, 2016, we also had Canadian investment tax credits and U.S. federal research and development tax credits of $2.8 million and $1.6 million, respectively. The Canadian investment tax credits and U.S. federal research and development tax credits will begin to expire in 2017 and 2031, respectively.

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

Results of Operations

Comparison of the Years Ended December 31, 2016 and 2015

The following table summarizes the results of our operations for the year ended December 31, 2016 and 2015, together with the changes in those items in dollars (in thousands):

	For the Years Ended December 31,		Change 2016 vs.
	2016	2015	2015
Research and development expenses	$3,538	$9,862	(6,324)
General and administrative expenses	6,768	3,626	3,142
Interest expense	(373)	(690)	317
Interest income	37	22	15
Loss on revaluation of warrant liability	(330)	—	(330)
Loss on extinguishment of debt	(180)	—	(180)
Other expense, net	(12)	(41)	29

Research and development expenses. Research and development expenses were $3.5 million in the year ended December 31, 2016 compared to $9.9 million in the year ended December 31, 2015. The decrease in research and development costs is attributable to the following:

•

a $5.9 million decrease in costs associated with our Phase 3 PLUS-1 clinical trial of topsalysin as the trial is completed, specifically a $3.9 million decrease in cost associated with our clinical research organizations, $1.3 million decrease for patient visits to our clinical site investigators as sites and a $0.7 million decrease primarily in costs associated with data tracking, consulting, clinical supplies, site inspections and travel of the Phase 3 PLUS-1 clinical trial;

•	a $0.6 million decrease in the costs associated with our completed Phase 2a proof of concept clinical trial for the treatment of localized low to intermediate risk prostate cancer; and

•	a $0.4 million decrease in the costs associated with the manufacturing activities for topsalysin.

These decreases are partially offset by an increase of $0.3 million for costs associated with our Phase 2b for the treatment of localized prostate cancer, an increase of $0.1 million in personnel related costs and an increase of $0.1 million milestone payment due to UVIC and Johns Hopkins for the completion of Phase 1 clinical activities associated topsalysin for prostate cancer.

General and administrative expenses. General and administrative expenses were $6.8 million in the year ended December 31, 2016 compared to $3.6 million for the year ended December 31, 2015. The increase is primarily due to the inclusion of $1.6 million in closing costs which were allocated to the warrants issued in our registered direct transaction and public offering, both completed in the year ending December 31, 2016, a $0.8 million increase in personnel related costs and a $0.7 million in increases for legal, accounting, consulting and professional services.

Interest expense. Interest expense was $0.4 million in the years ended December 31, 2016 compared to $0.7 million for the year ended December 31, 2015. Interest expense is related to the Company’s promissory notes with Oxford. The Company repaid the outstanding principal balance in September 2016.

Interest income. Interest income was $37,000 for the year ended December 31, 2016 compared to $22,000 for the year ended December 31, 2015. The increase is due to the increase in the average balances of the interest-bearing cash and investment accounts period over period.

Loss on revaluation of warrant liability. Loss on revaluation of the warrant liability was $0.3 million for the year ended December 31, 2016. The non-cash loss is associated with the change in the fair value of our warrant liability.

Loss on early extinguishment of debt. Loss on early extinguishment of debt was $0.2 million for the year ended December 31, 2016. This consists of the final payment and prepayment fee offset by our unamortized debt premium resulting from the payoff of our loan with Oxford.

Other expense, net. Other expense, net was $12,000 for the year ended December 31, 2016 compared to $41,000 for the year ended December 31, 2015. This change was primarily due to a decrease in foreign exchange losses associated with foreign currency transactions.

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

These decreases are partially offset by an increase of $0.9 million for costs associated with our Phase 2a proof of concept clinical trial for localized low to intermediate risk prostate cancer.

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

At December 31, 2016, we had cash, cash equivalents and securities available-for-sale of $29.0 million, representing an increase of $20.6 million from December 31, 2015. We had working capital of $27.8 million at December 31, 2016, an increase of $22.1 million from December 31, 2015. The increase in working capital from December 31, 2015 to December 31, 2016 was the result of a completed public offering in August 2016, in which we issued 7,475,000 common shares at a price of $4.00 per share, and warrants to purchase 5,606,250 common shares and received proceeds of $27.4 million, net of underwriters’ discounts, commissions and offering costs and a completed public offering in May 2016, in which we issued 3,571,428 common shares at a price of $1.40 per share and warrants to purchase common shares, and received net proceeds of approximately $4.6 million. During the year ended December 31, 2016, 1,775,714 of our common share purchase warrants were exercised which generated proceeds of $2.5 million. We expect that our cash, cash equivalents and securities available-for-sale will be sufficient to fund our operations to the end of 2018. At this point in time we do not plan on pursuing a second Phase 3 trial in BPH unless we obtain additional financing. We could use dilutive funding options to fund a second Phase 3 trial in BPH such as an equity financing and non-dilutive funding options such as a partnering arrangement or royalty agreement. There can be no assurance that such funding will be available on acceptable terms or at all.

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

Our future capital requirements will depend on, and could increase significantly as a result of many factors, including:

•

progress in, and the costs of, our clinical trials, including our second Phase 2 clinical trial for localized prostate cancer and an additional Phase 3 clinical trial for BPH, preclinical studies and other research and development activities for topsalysin;

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

 Cash Flows

The following table shows a summary of our cash flows for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Net cash provided by (used in):
Operating activities	$(10,329)	$(14,357)	$(26,230)
Investing activities	(13,721)	16,066	14,691
Financing activities	30,971	50	839
Effect of exchange rate changes on cash and cash equivalents	(2)	(1)	(16)
Net increase (decrease) in cash and cash equivalents	$6,919	$1,758	$(10,716)

Operating Activities

Net cash used in operating activities decreased to $10.3 million for the year ended December 31, 2016 compared to $14.4 million for the year ended December 31, 2015. The decrease in net cash used in operating activities of $4.0 million was primarily due to the net cash outflow impact of the decrease in our net loss from period to period and a decrease in funds used for the payment of accounts payable and accrued expenses for the year ended December 31, 2016. The decrease in our net loss from December 31, 2015 to December 31, 2016 is primarily a result of the decrease in our research and development expenses associated with our completed Phase 3 clinical trial for the treatment of the symptoms of BPH and a decrease in costs associated with manufacturing activities for topsalysin, offset by the non-cash loss recorded for the revaluation of our common share purchase warrants.

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

Investing Activities

Net cash used in investing activities was $13.7 million for the year ended December 31, 2016, compared to net cash provided by investing activities of $16.1 million for the year ended December 31, 2015. The increase in net cash used in investing activities from December 31, 2015 to December 31, 2016 represents the usage of our cash and cash equivalents to purchase securities classified as available-for-sale.

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

Financing Activities

Net cash provided by financing activities was $31.0 million for the year ended December 31, 2016, as compared to $50,000 for the year ended December 31, 2015. The increase in cash provided by financing activities for the year ended December 31, 2016 is primarily related to the receipt of the proceeds from our completed common share offerings of $33.5 million, net of issuance costs. We also received proceeds of $2.6 million from the exercise of warrants and stock options during the year ended December 31, 2016. These cash inflows were offset by $5.1 million of principal payments on our loan with Oxford.

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

Contractual Obligations and Commitments

The following is a summary of our contractual obligations as of December 31, 2016 (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligation relating to facility(1)	$173	$122	$51	$—	$—
Total	$173	$122	$51	$—	$—

(1)

We currently lease an office facility comprising our headquarters in San Diego, California under a non-cancelable lease. The lease, as amended, expires in May 2018 and the minimum rent is $8,946 per month, subject to annual cost of living increases, plus our pro rata share of certain operating costs and other expenses.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements (as defined by applicable SEC regulations) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 7A.	Qualitative and Quantitative Disclosures About Market Risk

Under SEC rules and regulations, as a smaller reporting company, we are not required to provide the information required by this item.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Sophiris Bio Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive loss, of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Sophiris Bio Inc. and its subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Diego, California

March 27, 2017

Sophiris Bio Inc.

Consolidated Balance Sheets

(In thousands, except share amounts)

	December 31,
	2016	2015
Assets:
Current assets:
Cash and cash equivalents	$12,800	$5,881
Securities available-for-sale	16,201	2,500
Other receivables	128	8
Prepaid expenses	846	467
Total current assets	29,975	8,856
Property and equipment, net	4	17
Other long-term assets	19	19
Total assets	$29,998	$8,892
Liabilities and shareholders’ equity:
Current liabilities:
Accounts payable	$459	$909
Accrued expenses	1,762	566
Current portion of promissory notes	—	1,771
Total current liabilities	2,221	3,246
Long-term promissory notes	—	3,572
Warrant liability	13,396	—
Stock-based compensation liability	57	168
Total liabilities	15,674	6,986
Commitments and contingencies (Note 16)
Shareholders’ equity:
Common shares, unlimited authorized shares, no par value; 30,107,644 and 17,244,736 shares issued and outstanding at December 31, 2016 and 2015, respectively	131,245	113,880
Contributed surplus	23,900	17,683
Accumulated other comprehensive gain	99	99
Accumulated deficit	(140,920)	(129,756)
Total shareholders’ equity	14,324	1,906
Total liabilities and shareholders’ equity	$29,998	$8,892

The accompanying notes are an integral part of these audited consolidated financial statements.

Sophiris Bio Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

	For the Years Ended December 31,
	2016	2015	2014
Operating expenses:
Research and development	$3,538	$9,862	$24,708
General and administrative	6,768	3,626	5,332
Total operating expenses	10,306	13,488	30,040
Other income (expense):
Interest expense	(373)	(690)	(726)
Interest income	37	22	51
Gain (loss) on revaluation of warrant liability	(330)	—	49
Loss on extinguishment of debt	(180)	—	—
Other expense, net	(12)	(41)	(46)
Total other expense	(858)	(709)	(672)
Net loss	$(11,164)	$(14,197)	$(30,712)
Basic and diluted loss per share	$(0.49)	$(0.84)	$(1.85)
Weighted average number of outstanding shares – basic and diluted	23,002	16,881	16,586
Other comprehensive income (loss):
Unrealized gain on securities available-for-sale	—	—	1
Total other comprehensive loss	$(11,164)	$(14,197)	$(30,711)

The accompanying notes are an integral part of these audited consolidated financial statements.

Sophiris Bio Inc.

 Consolidated Statements of Shareholders’ Equity

(In thousands, except share amounts)

	Common Shares		Contributed	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Surplus	Deficit	Income	Equity
Balance at January 1, 2014	16,149,871	$111,204	$13,824	$(84,847)	$98	$40,279
Issuance of common shares, net of issuance costs of $109	694,865	1,891	—	—	—	1,891
Reclassification of historic fair value of warrants	—	—	834	—	—	834
Change in the fair value of stock-based compensation liability recorded to contributed surplus	—	—	180	—	—	180
Issuance of warrants with secured promissory note	—	—	124	—	—	124
Stock-based compensation expense	—	—	2,091	—	—	2,091
Net loss	—	—	—	(30,712)	—	(30,712)
Other comprehensive income	—	—	—	—	1	1
Balance at December 31, 2014	16,844,736	$113,095	$17,053	$(115,559)	$99	$14,688
Issuance of common shares	400,000	785	—	—	—	785
Reclassification of historic fair value of warrants	—	—	—	—	—	—
Change in the fair value of stock-based compensation liability recorded to contributed surplus	—	—	(146)	—	—	(146)
Stock-based compensation expense	—	—	776	—	—	776
Net loss	—	—	—	(14,197)	—	(14,197)
Balance at December 31, 2015	17,244,736	$113,880	$17,683	$(129,756)	$99	$1,906
Issuance of common shares and warrants, net of issuance cost of $1,366	11,046,428	33,534	—	—	—	33,534
Exercise of warrants	1,775,714	2,486	—	—	—	2,486
Exercise of stock options	40,766	92	—	—	—	92
Initial valuation of warrant liability upon issuance of warrants	—	(18,747)	—	—	—	(18,747)
Valuation of exercised warrants reclassified from warrant liability to contributed surplus	—	—	5,681	—	—	5,681
Change in the fair value of stock-based compensation liability recorded to contributed surplus	—	—	111	—	—	111
Stock-based compensation expense	—	—	425	—	—	425
Net loss	—	—	—	(11,164)	—	(11,164)
Balance at December 31, 2016	30,107,644	$131,245	$23,900	$(140,920)	$99	$14,324

The accompanying notes are an integral part of these audited consolidated financial statements.

Sophiris Bio Inc.

Consolidated Statements of Cash Flows

(In thousands)

	For the Years Ended December 31,
	2016	2015	2014
Cash flows used in operating activities
Net loss for the period	$(11,164)	$(14,197)	$(30,712)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	425	776	2,091
Amortization of debt discount	81	137	188
Depreciation of property and equipment	12	20	47
Amortization of promissory note issuance costs	—	—	38
Amortization of discount on available-for-sale securities	20	5	39
Change in fair value warrant liability	330	—	(49)
Noncash portion of loss on early extinguishment of debt	(159)	—	—
Payment of original issue discount	(124)	—	—
Foreign exchange transaction loss	—	6	1
Other	—	—	3
Changes in operating assets and liabilities:
Other receivables	(120)	8	33
Prepaid expenses	(379)	2,358	734
Accounts payable	(446)	(1,728)	1,171
Accrued expenses	1,195	(1,742)	186
Net cash used in operating activities	(10,329)	(14,357)	(26,230)
Cash flows (used in) provided by investing activities
Purchases of property and equipment	—	—	(9)
Maturity of securities available-for-sale	2,750	26,169	43,201
Purchases of securities available-for-sale	(16,471)	(10,103)	(28,501)
Net cash (used in) provided by investing activities	(13,721)	16,066	14,691
Cash flows provided by financing activities
Proceeds from the issuance of common shares and warrants, net of paid issuance costs	33,534	785	1,891
Proceeds from the exercise of warrants	2,486	—	—
Proceeds from exercise of stock options	92	—	—
Payment of issuance costs in connection with public offering	—	—	(53)
Cash received from the issuance of promissory notes	—	—	2,362
Principal payments on notes payable	(5,141)	(735)	(3,361)
Net cash provided by financing activities	30,971	50	839
Effect of exchange rate changes on cash and cash equivalents	(2)	(1)	(16)
Net increase (decrease) in cash and cash equivalents	6,919	1,758	(10,716)
Cash and cash equivalents at beginning of period	5,881	4,123	14,839
Cash and cash equivalents at end of period	$12,800	$5,881	$4,123
Supplemental disclosures of cash flow information:
Cash paid for interest	$334	$559	$495

	For the Years Ended December 31,
	2016	2015	2014
Supplemental disclosures of non-cash investing and financing activities:
Valuation of warrant liability upon issuance of warrants	$18,747	$—	$—
Reclassification of fair value of warrant liability to equity as a result of the amendment of the underlying common share purchase warrants	$—	$—	$834
Value of warrants issued in connection with promissory notes	$—	$—	$124
Valuation of exercised warrants reclassified from warrant liability to contributed surplus	$5,681	$—	$—
Change in the fair value of stock-based compensation liability recorded to contributed surplus	$(111)	$146	$(180)
Unrealized gain on securities available-for sale	$—	$—	$(1)

The accompanying notes are an integral part of these audited consolidated financial statements.

Sophiris Bio Inc.

Notes to the Consolidated Financial Statements

1.	Nature of the business

Company

Sophiris Bio Inc., or the Company, or Sophiris, is a clinical-stage biopharmaceutical company currently developing topsalysin for treatment of the symptoms of for the treatment of clinically significant localized prostate cancer and benign prostatic hyperplasia, or BPH, commonly referred to as an enlarged prostate. The Company is governed by the British Columbia Business Corporations Act. The Company’s operations were initially located in Vancouver, British Columbia until April 2011, when its core activities and headquarters relocated from Vancouver, British Columbia to San Diego, California.

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

GAAP requires the Company’s management to make estimates and judgments that may affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. The Company bases estimates and judgments on historical experience and on various other factors that it believes to be reasonable under the circumstances. The significant estimates in these consolidated financial statements include stock-based compensation expense, fair value of the warrant liability and accrued research and development expenses, including accruals related to the Company’s clinical trial(s). The Company’s actual results may differ from these estimates. The Company evaluates its estimates on an ongoing basis. Changes in estimates are reflected in reported results in the period in which they become known by the Company’s management.

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

Securities Available-for-Sale

Investments with an original maturity of more than three months when purchased have been classified by management as securities available-for-sale. Such investments are carried at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive gain (loss) in shareholders’ equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. No other-than-temporary impairments were identified for the investment securities held by the Company as of December 31, 2016 and 2015. The cost of investment securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. The cost of securities sold is based on the specific-identification method. The Company has classified all of its investment securities as available-for-sale, including any of those with maturities beyond one year, as current assets on the consolidated balance sheets based on the highly liquid nature of the investment securities and because these investment securities are considered available for use in current operations.

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

The Company reviews its long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flow to the recorded value of the asset. If impairment is indicated, the asset will be written down to its estimated fair value on a discounted cash flow basis. The Company has not recognized any impairment losses through December 31, 2016.

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

Dividend Policy

The Company has never declared or paid any cash dividends on its capital shares. The Company intends to retain all available funds and any future earnings to support its operations and finance the growth and development of its business. The Company does not intend to pay cash dividends on its common shares for the foreseeable future. Any future determination related to the Company’s dividend policy will be made at the discretion of its board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements, contractual restrictions, business prospects and other factors of the Company’s board of directors may deem relevant.

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

Effective November 13, 2013, the Company voluntarily delisted from the Toronto Stock Exchange, or TSX. As a result of the delisting from the TSX and the change in the Company’s functional currency to the U.S. dollar, the stock options granted with exercise prices denominated in Canadian dollars are considered dual indexed as defined in Accounting Standards Codification, or ASC, topic 718, “Compensation, Stock Compensation”. As a result, the Company is required to account for these stock options as a liability. Historically these options had been accounted for as equity. The estimated fair value is determined using the Black-Scholes pricing model based on the estimated value of the underlying common shares at the valuation measurement date, the remaining service period of the stock options, risk-free interest rates, expected dividends and expected volatility of the price of the underlying common shares. The fair value of the stock-based compensation liability was $57,000 at December 31, 2016. As the calculated fair value of the stock options at December 31, 2016 was less than the original grant date fair value no additional compensation expense was recorded in the consolidated statement of operations and comprehensive loss. The change in the fair value of the stock-based compensation liability was recorded as an adjustment to Contributed Surplus of ($111,000) and $146,000 for the years ended December 31, 2016 and 2015, respectively.

Warrant Liability

In connection with the offerings we completed in the year ended December 31, 2016, we issued warrants to purchase common shares. These warrants may require us to pay the warrant holder cash under certain provisions of the warrant and therefore we are accounting for these warrants as a liability in accordance with ASC 480 “Distinguishing Liabilities from Equity”. As a result of these warrants being classified as liabilities, we are required to calculate the fair value of these warrants at each reporting date. The fair value of these warrants are calculated utilizing a Black-Scholes pricing model. We calculated the initial fair value of these warrants at the date the warrants were issued. At each reporting date we are required to remeasure the fair value of the warrant liability and any corresponding increase or decrease to the warrant liability is recorded as a component of other income or expense in our consolidated statement of operations and comprehensive loss. In addition, if a warrant holder exercises warrants we are required to revalue the fair value of the underlying warrants on the date of exercise and reclassify the change in the fair value from the warrant liability to contributed surplus.

Certain inputs utilized in our Black-Scholes fair value calculation may fluctuate in future periods based upon factors which are outside of the Company’s control. A significant change in one or more of these inputs used in the calculation of the fair value may cause a significant change to the fair value of our warrant liability which could also result in material non-cash gain or loss being reported in our consolidated statement of operations and comprehensive loss. A 10% change in our closing stock price on December 31, 2016 would result in a $1.4 million change to the fair value of our warrant liability at December 31, 2016. A 10% change in our stock price volatility at December 31, 2016 would result in a change of $0.8 million to our warrant liability at December 31, 2016. A 10% change in the risk-free interest rate at December 31, 2016 would not have a material effect on the fair value of our warrant liability at December 31, 2016.

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

Segment reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or CODM. The Company’s Chief Executive Officer serves as its CODM. The Company views its operations and manages its business as one segment operating primarily in the United States. As of December 31, 2016, all of the Company’s assets were located in the United States of America with the exception of $36,000 of cash and cash equivalents located in Canada. All of the Company’s property and equipment was located within the United States as of December 31, 2016.

Fair value of financial instruments

The Company measures certain financial assets and liabilities at fair value based on the exchange price that would be received for an asset or paid for to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The carrying amounts of the Company’s financial instruments, including cash equivalents, accounts payable and accrued expenses, approximate fair value due to their short maturities.

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

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued new guidance related to revenue recognition (Accounting Standards Update, or ASU, No. 2014-09 Revenue from Contracts with Customers (Topic 606)). Subsequently the FASB has issued additional guidance (ASU Nos. 2015-14; 2016-08; 2016-10; 2016-12; 2016-20 Revenue from Contracts with Customers (Topic 606)). The guidance establishes principles for reporting information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Two methods of adoption are permitted: (a) full retrospective adoption, meaning the standard is applied to all periods presented or (b) modified retrospective adoption, meaning the cumulative effect of applying the new guidance is recognized as an adjustment to the opening retained earnings balance. The Company does not intend to adopt the new guidance early and is in the process of determining the adoption method. The Company did not recognize any revenue from contracts with customers in the years ended December 31, 2016, 2015 and 2014. Although the Company is still evaluating the impact of the new standard, we anticipate that the impact will not be material to the consolidated financial statements as we do not currently generate revenues from contracts with customers.

.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. This guidance requires lessees to recognize a lease liability and a right-of-use asset with the exception of short-term leases. In addition, lessees are required to classify leases as either operating or finance based on current criteria of whether or not the lease is effectively a financed purchase by the lessee. The new standard is effective for the annual reporting period beginning after December 15, 2018 and early adoption is permitted. Although the Company is in the process of evaluating the impact of this guidance on its consolidated financial statements and related disclosures, the Company expects that its operating lease will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon adoption.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. This guidance is intended to simply the accounting for stock compensation. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences, (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The new standard is effective for annual periods beginning after December 15, 2016, and interim periods therein. This guidance may be applied either prospectively, retrospectively or using a modified retrospective transition method, depending on the area covered in this update. We will adopt ASU 2016-09 in 2017, and we do not anticipate this guidance to have a significant impact on our financial statements at the time of adoption.

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

The Company completed a reduction in workforce in May 2016 through which five of its ten employees were terminated. The Company incurred a charge of approximately $81,000 during May 2016, which is included in operating expenses, related to cash severance and continuation of benefits in connection with the workforce reduction. No additional cash payments are expected to be made related to this reduction in workforce. In addition, the Company incurred a non-cash stock-based compensation charge of approximately $76,000 during May 2016 associated with the modification of stock options for individuals included in the reduction in workforce. See additional discussion regarding the modification of stock options for terminated employees at Note 13.

4.	Net loss per common share

Basic net loss per share is calculated by dividing the net loss attributable to common shareholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of potentially dilutive securities outstanding for the period determined using the treasury-stock method. For purposes of this calculation, stock options and warrants are considered to be potentially dilutive securities and are only included in the calculation of diluted net loss per share when their effect is dilutive.

The following table presents the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	For the Years Ended December 31,
	2016	2015	2014
Net loss per share:
Net loss	$(11,164)	$(14,197)	$(30,712)
Weighted-average common shares – basic and diluted	23,002	16,881	16,586
Net loss per share – basic and diluted per share	$(0.49)	$(0.84)	$(1.85)

The following dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding as of the year ended December 31, 2016, 2015 and 2014 as the Company recorded a net loss in all periods and, therefore, they would be anti-dilutive (in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Options to purchase common shares	2,868	1,677	1,378
Common share purchase warrants	5,965	589	1,001

5.	Securities Available-for-Sale

Securities available-for-sale consisted of the following as of December 31, 2016 (in thousands):

	December 31, 2016
	Amortized	Unrealized		Estimated
	Cost	Gain	Loss	Fair Value
Commercial paper	$3,890	$—	$—	$3,890
U.S. government sponsored enterprise securities	12,311	—	—	12,311
	$16,201	$—	$—	$16,201

The amortized cost and estimated fair value of the Company securities available-for-sale by contractual maturity as of December 31, 2016 are shown below (in thousands):

	December 31, 2016
	Amortized	Unrealized		Estimated
	Cost	Gain	Loss	Fair Value
Within one year	$16,201	$—	$—	$16,201
After one year	—	—	—	—
	$16,201	$—	$—	$16,201

Securities available-for-sale consisted of the following as of December 31, 2015 (in thousands):

	December 31, 2015
	Amortized	Unrealized		Estimated
	Cost	Gain	Loss	Fair Value
Commercial paper	$750	$—	$—	$750
U.S. government sponsored enterprise securities	1,750	—	—	1,750
	$2,500	$—	$—	$2,500

The amortized cost and estimated fair value of the Company securities available-for-sale by contractual maturity as of December 31, 2015 are shown below (in thousands):

	December 31, 2015
	Amortized	Unrealized		Estimated
	Cost	Gain	Loss	Fair Value
Within one year	$2,500	$—	$—	$2,500
After one year	—	—	—	—
	$2,500	$—	$—	$2,500

6.	Fair value measurement and financial instruments

As of December 31, 2016 the Company has $28.5 million of securities consisting of money market funds, commercial paper, and U.S. government sponsored enterprise securities with maturities that range from three days to eleven months with an overall average time to maturity of approximately five months. The Company has the ability to liquidate these investments without restriction. The Company determines fair value for securities with Level 1 inputs through quoted market prices. The Company determines fair value for securities with Level 2 inputs through broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. The Company’s Level 2 securities have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, typically utilizing third party pricing services or other observable market data. The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, and other industry and economic events. The Company’s Level 3 inputs are unobservable inputs based on the Company’s assessment that market participants would use in pricing the instruments.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis for the periods presented (in thousands):

	December 31, 2016	Level 1	Level 2	Level 3
Assets:
Money market funds	$57	$57	$—	$—
Commercial paper	16,085	—	16,085	—
U.S. government sponsored enterprise securities	12,311	—	12,311	—
Total assets	$28,453	$57	$28,396	$—
Liabilities:
Warrant liability	$13,396	$—	$—	$13,396
Stock-based compensation liability	57	—	—	57
Total liabilities	$13,453	$—	$—	$13,453

	December 31, 2015	Level 1	Level 2	Level 3
Assets:
Money market funds	$87	$87	$—	$—
Commercial paper	1,850	—	1,850	—
U.S. government sponsored enterprise securities	5,549	—	5,549	—
Total assets	$7,486	$87	$7,399	$—
Liabilities:
Stock-based compensation liability	$168	$—	$—	$168
Total liabilities	$168	$—	$—	$168

Warrant liability

In connection with the offering completed on May 11, 2016, the Company issued 1,785,714 warrants to purchase its common shares. These warrants may require the Company to pay the warrant holder cash under certain provisions of the warrant and therefore the Company is accounting for these warrants as a liability. As a result of these warrants being classified as a liability, the Company is required to calculate their fair value at each reporting date. The fair value of these warrants is calculated utilizing a Black-Scholes pricing model. The Company calculated the initial fair value of these warrants on May 11, 2016, the date the warrants were issued. On various dates from May 11, 2016 through December 31, 2016, the warrant holders exercised 1,775,714 warrants and as a result the Company revalued the fair value of the underlying warrants on each exercise date. The fair value of the exercised warrants was reclassified from the warrant liability to contributed surplus upon exercise. As of December 31, 2016, only 10,000 warrants remain outstanding from the May 11, 2016 offering for which the fair value was remeasured as of December 31, 2016. The following inputs were utilized in the Black-Scholes pricing model during the year ended December 31, 2016:

	Initial Fair Value Assessment May 11, 2016	Weighted Average Values Utilized on the Various Exercise Dates	December 31, 2016
Stock price	$1.12	$3.50	$2.80
Exercise price	$1.40	$1.40	$1.40
Risk-free interest rate	1.20%	1.05%	1.78%
Volatility	130.64%	132.05%	144.25%
Dividend yield	0.00%	0.00%	0.00%
Expected life in years	5.00	4.85	4.36
Calculated fair value per warrant	$0.95	$3.20	$2.55

  In connection with the offering completed on August 26, 2016, the Company issued 5,606,250 warrants to purchase its common shares. These warrants may require the Company to pay the warrant holder cash under certain provisions of the warrant and therefore the Company is accounting for these warrants as a liability. As a result of these warrants being classified as a liability, the Company is required to calculate the fair value of these warrants at each reporting date. The fair value of these warrants is calculated utilizing a Black-Scholes pricing model. The Company calculated the initial fair value of these warrants on August 26, 2016, the date the warrants were issued. As of December 31, 2016, the fair value was remeasured. The following inputs were utilized in the Black-Scholes pricing model during the year ended December 31, 2016:

	Initial Fair Value Assessment
	August 26, 2016	December 31, 2016
Stock price	$3.52	$2.80
Exercise price	$4.00	$4.00
Risk-free interest rate	1.23%	1.85%
Volatility	135.04%	140.47%
Dividend yield	0.00%	0.00%
Expected life in years	5.00	4.65
Calculated fair value per warrant	$3.04	$2.38

The following table presents a reconciliation of the warrant liability measured at fair value using unobservable inputs (Level 3) (in thousands):

Year Ended December 31, 2016
Liabilities:
Balance at beginning of period	$—
Calculated fair value of warrants on May 11, 2016, date of issuance	1,687
Calculated fair value of warrants on August 26, 2016, date of issuance	17,060
Fair value of warrants exercised and recorded as an adjustment to contributed capital	(5,681)
Increase in the fair value of warrant liability	330
Balance at end of period	$13,396

Stock-based compensation liability

The Company calculates the fair value of the stock-based compensation liability for those stock options with exercise prices denominated in Canadian Dollars (level 3) at each reporting period utilizing a Black-Scholes pricing model. The following inputs were utilized in the Black-Scholes pricing model:

	December 31,
	2016	2015
Stock price at the end of each reporting period	$2.80	$1.78
Weighted average exercise price	$11.06	$13.12
Risk-free interest rate	0.85%	0.91%
Volatility	120.81%	182.74%
Dividend yield	0.00%	0.00%
Expected life in years	0.85	1.53
Calculated fair value per stock option	$0.33	$0.74

The following table presents a reconciliation of the stock-based compensation liability measured at fair value using unobservable inputs (Level 3) (in thousands):

	For the Years Ended December 31,
	2016	2015
Liabilities:
Balance at beginning of period	$168	$22
Change in fair value of stock-based compensation liability recorded as an adjustment to contributed surplus	(111)	146
Balance at end of period	$57	$168

The Company recognizes transfers into and out of levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstances that caused the transfer occurs. There were no transfers of assets or liabilities between the fair value measurement classifications.

7.	Prepaid expenses

Prepaid expenses as of December 31, 2016 and 2015 consisted of the following (in thousands):

	December 31,
	2016	2015
Prepaid insurance	$273	$261
Prepaid research and development expenses	546	176
Other prepaid expenses	27	30
Prepaid Expenses	$846	$467

As of December 31, 2016 and 2015, prepaid research and development expenses includes $0.5 million and $0.2 million, respectively for upfront fees paid to the Company’s clinical research organizations assisting with the Company’s clinical trials. The upfront fees will be relieved in future periods based upon work completed.

8.	Property and equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2016	2015
Equipment	$5	$5
Computer hardware and software	23	43
Leasehold improvements	155	155
Furniture and fixtures	72	72
	255	275
Less: accumulated depreciation	(251)	(258)
Property and equipment, net	$4	$17

Depreciation expense was $12,000, $20,000 and $47,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

9.	Accrued expenses

Accrued expenses as of December 31, 2016 and 2015 consisted of the following (in thousands):

	December 31,
	2016	2015
Accrued personnel related costs	$1,491	$224
Accrued interest	—	42
Accrued research and development expenses	87	78
Accrued audit and tax services	129	182
Other accrued expenses	55	40
Accrued expenses	$1,762	$566

10.	Promissory notes

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

On September 2, 2016, the Company repaid the outstanding principal balance of the Oxford loan. The total payoff was approximately $4.2 million, which included the final payment of $300,000, a prepayment fee of $39,000, accrued interest of $2,000 and legal fees of $4,000. The Company had $159,000 of unamortized debt premium as of the date of the payoff. The debt repayment was accounted for as an extinguishment as per ASC 470-50, “Debt: Modification and Extinguishments”, and a loss on early extinguishment of the debt totaling $180,000 was recorded for the year ended December 31, 2016, consisting of the final payment and prepayment fee which was offset by the unamortized debt premium.

The following table summarizes interest expense (in thousands) for the periods presented:

	For the Years Ended December 31,
	2016	2015	2014
Stated interest	$292	$553	$500
Amortization of debt discount	81	137	188
Amortization of promissory notes issuance costs	—	—	38
Interest expense	$373	$690	$726

11.	Shareholders’ equity

Shares issued in public offering

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

For a period of two years after August 26, 2016, the August Purchase Agreement prohibits the Company from entering into a variable rate transaction and prohibits the Company from issuing any securities which have a price that will be determined at a future date.

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

In connection with this offering the Company incurred offering costs of approximately $2.5 million. The Company allocated these offering costs between the estimated fair value of the common shares and the fair value of the warrants on the date of their issuance. The Company allocated approximately $1.1 million to the common shares which was recorded as a reduction to equity. The remaining $1.4 million was allocated to the warrants. The amount allocated to the warrants was expensed and included as a component of general and administrative expenses for the year ended December 31, 2016 as the warrants are classified as liabilities.

Shares issued in registered direct transaction

On May 11, 2016, the Company completed an offering in which net proceeds of approximately $4.6 million was raised by selling 3,571,428 common shares at a price of $1.40 per share. Additionally, for each common share purchased, the investors received a warrant to purchase one-half of a common share of the Company at an exercise price of $1.40 per full share for a period of five years from May 11, 2016. During the year ended December 31, 2016, 1,775,714 of these warrants were exercised which generated proceeds of $2.5 million.

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

In connection with this offering the Company incurred offering costs of approximately $0.4 million. The Company allocated these offering costs between the estimated fair value of the common shares and the fair value of the warrants on the date of their issuance. The Company allocated approximately $0.3 million to the common shares which was recorded as a reduction to equity. The remaining $0.1 million was allocated to the warrants. This amount was expensed and included as a component of general and administrative expenses for the year ended December 31, 2016 as the warrants are classified as liabilities.

Common stock purchase agreement with Aspire Capital

On May 16, 2014, the Company entered into a common stock purchase agreement, or the Purchase Agreement, with Aspire Capital Fund, LLC, or Aspire Capital, which provided that Aspire Capital was committed to purchase up to an aggregate of $15.0 million of the Company’s common shares over the approximately 30-month term of the Purchase Agreement.

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

The Company did not issue any securities under the Aspire Purchase Agreement during the year ended December 31, 2016. This agreement expired on December 23, 2016.

Authorized

As of December 31, 2016 and 2015, the Company had unlimited shares of no par common shares authorized. There were 30.1 million and 17.2 million common shares issued and outstanding as of December 31, 2016 and 2015, respectively.

Shares reserved for future issuance

The shares reserved for future issuance as of December 31, 2016, 2015 and 2014 consisted of the following (in thousands):

	December 31,
	2016	2015	2014
Common share purchase warrants	5,965	589	1,001
Stock options
Granted and outstanding	2,868	1,677	1,378
Reserved for future grants	143	8	306
	8,976	2,274	2,685

12.	Common share purchase warrants

At December 31, 2016 and 2015 there were 5,965,000 and 589,000 common share purchase warrants outstanding at a weighted average exercise price of $4.97 and $22.56, respectively. During the year ended December 31, 2016, 7,392,000 common share purchase warrants were issued, 1,775,714 warrants were exercised and 240,000 warrants expired unexercised.

The following table summarizes the expiration dates for the Company’s outstanding common share purchase warrants as of December 31, 2016 (in thousands):

Number of warrants outstanding	Exercise Price	Expiration date
240	$26.06	March 28, 2017
27	$28.17	July 15, 2018
10	$1.40	May 11, 2021
82	$2.19	June 30, 2021
5,606	$4.00	August 26, 2021
5,965

13.	Stock-based compensation plan

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

The Plan is based on a cumulative percentage of options issuable up to 10% of the Company’s outstanding common shares. As of December 31, 2016, 2015 and 2014, there were 142,566, 7,639 and 306,137 shares, respectively, registered and available to be issued under the Plan.

During the year ended December 31, 2016, the Company issued options to purchase 1,289,801 common shares to its directors and employees. These options vest over a three year period for employees and over a one year period for directors. The contractual period for the granted options is five to ten years.

The Company received $92,000 for the exercise of options to purchase common shares during the year ended December 31, 2016, none of which are subject to repurchase. The aggregate intrinsic value of options exercised is calculated as the difference between the exercise price of the option and the closing market price of the Company’s common stock on the date of the exercise. The aggregate intrinsic value of options exercised during the year ended December 31, 2016 was $0.1 million.

The Company recognized stock-based compensation expense as follows (in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Research and development	$143	$257	$650
General and administrative	282	519	1,441
Total	$425	$776	$2,091

In connection with the Company’s May 2016 completed reduction in workforce, the Company’s Board of Directors approved certain modifications to the outstanding stock options of terminated employees. All outstanding vested stock options were modified so that the expiration date of the vested options at the time of each employee’s termination would be extended to the remaining life of the stock options. As a result of this modification, the Company recorded non-cash stock-based compensation expense of approximately $76,000 during the year ended December 31, 2016. In addition, all outstanding unvested stock options were modified so that the expiration date of the unvested options on the date of each employee’s termination would be extended for one year from the termination date and the unvested options would automatically vest if a change of control occurred prior to the modified option expiration date. An additional stock-based compensation charge associated with the modification of the unvested options will be recorded if a change in control occurs prior to the expiration of the unvested options.

As of December 31, 2016 there were $2.1 million of unrecognized compensation costs related to unvested stock options. As of December 31, 2016 the Company expects to recognize those costs over weighted average period of 1.6 years.

The fair values of options granted during the year ended December 31, 2016, 2015 and 2014 were estimated at the date of grant using the following weighted-average assumptions:

	For the Years Ended December 31,
	2016	2015	2014
Expected life of the option term (years)	3.9	3.5	3.7
Risk-free interest rate	1.5%	1.0%	1.2%
Dividend rate	0.0%	0.0%	0.0%
Volatility	144.0%	128.4%	76.2%

Expected Life of the Option Term – This is the period of time that the options granted are expected to remain unexercised. Options granted have a contractual term of five to ten years. The Company estimates the expected life of the option term based on actual past behavior for similar options.

Risk-Free Interest Rate – This is the United States Treasury rates, as applicable, for the week of each option grant during the year having a term that most closely resembles the expected life of the option.

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

The following table summarizes stock option activity, including options issued to employees, directors and non-employees (in thousands, except per share and contractual term data):

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	1,362	$7.10	4.5	$—
Options granted	87	2.57
Options expired	(5)	24.91
Options forfeited	(66)	8.77
Outstanding at December 31, 2014	1,378	$6.65	3.6	$—
Options granted	302	0.54
Options expired	(3)	29.16
Outstanding at December 31, 2015	1,677	$5.52	2.9	$374
Options granted	1,290	2.21
Options exercised	(41)	2.26
Options expired	(56)	28.94
Options forfeited	(2)	4.41
Outstanding at December 31, 2016	2,868	$3.63	4.8	$1,431
Vested or expected to vest at December 31, 2016	2,799	$3.42	4.7	$1,390
Exercisable at December 31, 2016	1,454	$4.62	1.9	$442

The total amounts for options outstanding, vested or expected to vest, and exercisable at December 31, 2016 include options with exercise prices denominated in Canadian dollars and U.S. Dollars. The Canadian dollar amounts have been converted to U.S. dollars for purposes of the calculation.

The weighted average fair value of options granted during the years ended December 31, 2016, 2015 and 2014 was approximately $1.88, $0.42, and $1.41, respectively.

The aggregate intrinsic value was calculated as the difference between the exercise price of the stock options converted to U.S. dollars and the fair value of the Company’s common stock as of the respective balance sheet date. The Company settles employee stock option exercises with newly issued common shares.

14.	License agreements

Kissei Agreement

In April 2010, the Company entered into an exclusive license agreement for the development and commercialization of topsalysin (and other products covered by the licensed patent). The agreement with Kissei Pharmaceuticals Co., Ltd., a Japanese pharmaceutical company, or Kissei, covers the development and commercialization of topsalysin in Japan for the treatment of the symptoms of BPH, prostate cancer, prostatitis or other diseases of the prostate. Pursuant to the agreement in 2010, the Company received an upfront license payment of $3.0 million. The Company has determined that the deliverables under this agreement included the license, the transfer of relevant technical information and participation in a periodic development meeting. The Company recognized the entire upfront license payment upon receipt as the license was deemed to have stand-alone value and no significant undelivered performance obligations were identified in connection with the license.

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

Topsalysin license agreement for Benign Prostate Hyperplasia

In 2009, the Company signed an exclusive license agreement with UVIC Industry Partnerships Inc., or UVIC, and The Johns Hopkins University, or Johns Hopkins, with respect to the use of topsalysin for the treatment of the symptoms of benign prostate hyperplasia and other non-cancer diseases and conditions of the prostate. The license agreement requires the Company to make payments of CND$1.3 million in the aggregate on the achievement of certain clinical and regulatory milestones and to pay royalties on commercial sales of resulting products. To the extent the Company receives any milestone payments relating to the development of therapeutics for the treatment of the symptoms of BPH under its exclusive license agreement with Kissei, the Company is obligated to pay a percentage of such consideration, which percentage is in the 10-19% range, to UVIC and Johns Hopkins; however, pursuant to a separate agreement which the Company entered into in 2003 with Dr. J. Thomas Buckley, one of the Company’s founders, the aggregate amount of such consideration payable by the Company to UVIC and Johns Hopkins is reduced by 25% .

From the inception of the agreement, the Company has incurred sub-license fees of $0.6 million and milestone payments of $0.1 million under this agreement.

Topsalysin License Agreement for Prostate Cancer

In 2004, the Company licensed exclusive rights to topsalysin for the treatment of prostate cancer under an agreement with UVIC and Johns Hopkins. The Company has agreed to make cumulative milestone payments over the lifecycle of topsalysin of up to CND$3.6 million on the achievement of certain clinical and regulatory milestones and to pay royalties on commercial sales of resulting products. From the inception of the agreement the Company has paid milestone payments of CND$0.1 million and at December 31, 2016, CND$0.1 million is included in accrued expenses. To date, the Company has completed three clinical trials in patients with prostate cancer.

15.	Income taxes

The component of the loss before provision for income taxes were as follows (in thousands):

	For the Years Ended December 31,
	2016	2015	2014
United States	$(521)	$(1,389)	$(2,147)
Canada	(10,643)	(12,808)	(28,565)
Loss before provision for income taxes	$(11,164)	$(14,197)	$(30,712)

The components of the provision for income taxes from continuing operations is as follows (in thousands):

For the Years Ended December 31,
	2016	2015	2014
Current Tax:
Canada	$—	$—	$—
US	—	—	—
State	—	—	—
	$—	$—	$—
Deferred Tax:
Canada	$—	$—	$—
US	—	—	—
State	—	—	—
	—	—	—
	$—	$—	$—

A reconciliation of income taxes to the amount computed by applying the statutory federal income tax rate to the net loss is as follows (in thousands, except income tax rates):

	For the Years Ended December 31,
	2016	2015	2014
Combined federal and provincial income tax rates	26.00%	26.00%	26.00%
Income tax benefit at statutory rates	$(2,902)	$(3,691)	$(7,982)
State income tax, net of federal benefit	1	(63)	(88)
Permanent items	(17)	36	34
Tax credits	—	(105)	(1,007)
Non-deductible stock-based compensation	81	155	253
Foreign accrual property income	69	48	67
Expired NOLs	79	887	299
Return to provision true up	60	(320)	83
Uncertain tax positions	68	296	—
Rate differential	60	(175)	(229)
Rate change	183	—	—
Other	(112)	(57)	152
Revaluation of warrant liability	86	—	(13)
CTA	(312)	(1,702)	2,028
Change in valuation allowance	2,656	4,691	6,403
Income tax expense	$—	$—	$—

Significant components of the Company’s deferred tax assets as of December 31, 2016 and 2015 are shown below (in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards (non-capital losses)	$32,140	$29,730
Scientific research and development	2,509	2,509
Tax credits	4,066	4,145
Stock based compensation	1,116	1,287
Other, net	529	91
Share issue costs	1,042	668
Total deferred tax assets, net, before valuation allowance	41,402	38,430
Valuation allowance	(41,402)	(38,430)
Net deferred tax assets	$—	$—

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

On November 20, 2015 the FASB issued ASU 2015-17, Income Taxes (Topic 740) Balance Sheet classification of Deferred Taxes, which requires non-current classification of all deferred tax assets and liabilities for all public entities for annual periods beginning after December 15, 2016. The Company elected to early adopt ASU 2015-17 on a retrospective basis and presented all of its deferred tax assets and liabilities as non-current as of December 31, 2016 and 2015.

Due to the operating losses since inception, a valuation allowance has been recognized to offset net deferred assets as realization of such deferred tax assets is not more likely than not. During the years ended December 31, 2016 and 2015, the valuation allowance on the deferred tax assets increased by $3.0 million and $4.7 million, respectively.

At December 31, 2016, the Company has net operating loss carryforwards for income tax purposes in Canada and in the United States which may be used to reduce taxable income. The income tax benefit, if any, of these losses has not been recorded due to the uncertainty of its recovery. Based upon statute, losses are expected to expire as follows (in thousands):

Expiration date	Canada	U.S. Federal	Total
2026	$3,389	$—	$3,389
2027	5,006	—	5,006
2028	5,696	—	5,696
2029	4,539	—	4,539
2030	4,176	—	4,176
2031	12,230	—	12,230
2032	18,380	—	18,380
2033	13,699	—	13,699
2034	29,608	208	29,816
2035	14,288	1,148	15,436
2036	10,792	—	10,792
	$121,803	$1,356	$123,159

In addition, the Company has $1.3 million of U.S. state net operating loss carryforwards which begin to expire in 2034.

At December 31, 2016, the Company had investment tax credits in Canada and research and development tax credits in the United States that expire as follows (in thousands):

Expiration date	Canada	U.S. Federal	Total
2017	$140	—	$140
2018	200	—	200
2019	194	—	194
2020	41	—	41
2021	9	—	9
2023	33	—	33
2024	112	—	112
2025	236	—	236
2026	229	—	229
2027	356	—	356
2028	447	—	447
2029	565	—	565
2030	176	—	176
2031	26	56	82
2032	—	335	335
2033	—	249	249
2034	—	908	908
2035	—	42	42
	$2,764	$1,590	$4,354

In addition, the Company has $0.6 million of California research and development tax credits which carry forward indefinitely as well as foreign tax credits in Canada of $0.2 million that begin to expire in 2023.

The Company’s Canadian tax years are subject to inspection from 2011 forward. The Company’s United States federal and California 2011 tax returns are subject to examination by taxing authorities.

The future utilization of the Company’s research and development credit carry forwards and net operating loss carry forwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or may occur in the future. The Tax Reform Act of 1986, or the Act, limits a company’s ability to utilize certain tax credit carry forwards and net operating loss carry forwards in the event of a cumulative change in ownerships in excess of 50% as defined in the Act.

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

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Beginning balance	$325	$—	$—
Increase related to prior year tax positions	103	304	—
Increase related to current year tax positions	—	21	—
Ending balance	$428	$325	$—

 The amount of unrecognized tax benefit that, if recognized and realized, would affect the effective tax rate is zero as of December 31, 2016. To the extent unrecognized tax benefits are recognized at a time such valuation allowance no longer exists, the addition amount that would affect the effective tax rate is approximately $0.4 million. The Company does not anticipate any significate decreases in its unrecognized tax benefits over the next 12 months. The Company recognizes interest and/or penalties related to income tax matters in income tax expense. For the years ended December 31, 2016 and 2015, the Company has not recognized any interest or penalties related to income taxes.

On December 18, 2015, the Protecting Americans from Tax Hikes Act was signed into law reinstating the federal research and development credit for 2015. Accordingly, the impact related to the 2015 federal research and development credit was treated as a discrete tax item during the fourth quarter of 2015.

16.	Commitments and contingencies

Operating leases

The Company leases a facility, comprising the Company’s headquarters, located in San Diego, California under a non-cancelable lease. During September 2016, the Company exercised a one-year lease extension on its headquarters in San Diego, California. As a result of this extension, the expiration date for the Company’s headquarters was extended from May 2017 to May 2018. The rent on the Company’s headquarters is currently $8,946 per month.

Total rent expense under operating leases was $0.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Future minimum lease payments under non-cancelable operating leases at December 31, 2016 are as follows (in thousands):

Future rent payments
2017	$122
2018	51
Total	$173

License agreements

The Company has license agreements with third parties that require the Company to make annual license maintenance payments and contingent future payments upon the success of licensed products that include milestone and/or royalties. Minimum future payments over the next five years are not material.

17.	401(k) Plan

Effective July 2012, the Company established a deferred compensation plan, or the 401(k) Plan, pursuant to Section 401(k) of the Internal Revenue Code of 1986 where by all employees, subject to certain age requirement can contribute pretax earnings to the plan. The Company makes safe harbor contributions to the 401(k) Plan up to 4% of eligible compensation, subject to limitations under the Code. The Company’s total contributions to the 401(k) Plan were $0.1 million for each of the years ended December 31, 2016, 2015 and 2014.

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

As of December 31, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2016.

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

As of December 31, 2016, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2016, our internal control over financial reporting was effective based on those criteria. We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

Part III.

Certain information required by Part III of this Annual Report on Form 10-K is omitted from this report because the registrant will file a definitive Proxy Statement within 120 days after the end of its fiscal year pursuant to Regulation 14A for its 2017 Annual Meeting of Stockholders to be held within 180 days of December 31, 2016, referred to as the Proxy Statement, and the information included therein is incorporated herein by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the information from the Proxy Statement under the sections entitled “Election of Directors” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

We have adopted a code of ethics for directors, officers (including our principal executive officer, principal financial officer and principal accounting officer) and employees, known as the Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics is available on our website at http://www.sophirisbio.com under the Corporate Governance section of our Investor Relations page. We will promptly disclose on our website (i) the nature of any amendment to the policy that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (ii) the nature of any waiver, including an implicit waiver, from a provision of the policy that is granted to one of these specified individuals that is required to be disclosed pursuant to SEC rules and regulations, the name of such person who is granted the waiver and the date of the waiver.

Item 11.	Executive Compensation

The information required by this item is incorporated herein by reference to the information from the Proxy Statement under the sections entitled “Executive and Director Compensation” and “Compensation Committee Interlocks and Insider Participation.”

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

Item 14.	Principal Accounting Fees and Services

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

Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

4.3	Common Share Purchase Warrant Issued to Oxford Finance LLC	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

4.4	Common Share Purchase Warrant Issued to Oxford Finance LLC	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

4.5		Omnibus Amendment to Warrants to Purchase Common Shares dated January 31, 2014, 2014 by and between the Company and Warburg Pincus Private Equity X, L.P. and Warburg Pincus X Partners, L.P	Incorporated by reference to the Current Report on Form 8-K February 6, 2014.

4.6		Omnibus Amendment to Warrants to Purchase Common Shares dated February 14, 2014 by and between the Company and Oxford Finance LLC	Incorporated by reference to the Current Report on Form 8-K filed on February 18, 2014.

4.7		Common Share Purchase Warrant Issued to Oxford Finance LLC dated June 30, 2014	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 7, 2014.

4.8		Common Share Purchase Warrant Issued to Oxford Finance LLC dated June 30, 2014	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 7, 2014.

4.9		Registration Rights Agreement by and between the Company and Aspire Capital Fund, LLC dated May 16, 2014.	Incorporated by reference to the Current Report on Form 8-K filed on May 19, 2014.

4.10		Form of Common Share Purchase Warrant Issued in connection with the Company’s May 2016 Financing	Incorporated by reference to the Current Report on Form 8-K filed on May 11, 2016.

4.11		Form of Common Share Purchase Warrant Issued in connection with the Company’s August 2016 Financing	Incorporated by reference to the Current Report on Form 8-K filed on August 23, 2016.

10.1		Amended and Restated 2011 Stock Option Plan	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

10.2	+	Form of Option Certificate	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

10.3	+	Form of Indemnification Agreement by and between the Company and each of its directors	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

10.4	+	Employment Agreement by and between Sophiris Bio Corp. and Allison Hulme, Ph.D., dated March 31, 2011	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

10.5	+	Employment Agreement between Sophiris Bio Corp. and Randall E. Woods, dated August 16, 2012	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

10.6	+	Employment Agreement between Sophiris Bio Corp. and Peter Slover, dated March 19, 2012	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

10.7	*	Exclusive License Agreement effective September 30, 2004 by and among UVIC Industry Partnerships Inc., The Johns Hopkins University and the Company	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

10.8		Amendment to Exclusive License Agreement by and among UVIC Industry Partnerships Inc., The Johns Hopkins University and the Company, dated January 10, 2005	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

10.9	*	Exclusive License Agreement effective October 16, 2009 by and among UVIC Industry Partnerships Inc., The Johns Hopkins University and the Company	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

10.10	*	Exclusive License Agreement by and between the Company and Kissei Pharmaceuticals Co., Ltd., dated April 28, 2010	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

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

Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

10.13		Standard Lease by and between Allison-Zongker, L.P. and the Company, dated April 15, 2011	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

10.14		First Amendment to that Certain Lease Agreement dated April 15, 2011 by and between Allison-Zongker, L.P. and the Company, effective April 2, 2012	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

10.15		Indemnification Letter Agreement by and between the Company, Warburg Pincus Private Equity X, L.P. and Warburg Pincus X Partners, L.P., dated November 19, 2010	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

10.16	*	Technology Transfer and Supply Agreement by and between Boehringer Ingelheim RCV GmbH & Co KG and the Company, dated June 29, 2012	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

10.17		Non-employee Director Compensation Program	Incorporated by reference to the Current Report on Form 8-K filed on October 31, 2013.

10.18		Agreement Respecting Intellectual Property by and between the Company and Dr. J. Thomas Buckley, dated February 12, 2003, as amended by the Amendment Agreement dated May 5, 2004	Incorporated by reference to the Amendment No. 4 to the Registrant’s Form S-1/A (SEC File No. 333-186724) filed on July 15, 2013.

10.19	+	Officer Change in Control Severance Benefit Agreement by and between Randall E. Woods and the Company	Incorporated by reference to the Quarterly Report on Form 10-Q filed on November 12, 2014.

10.20	+	Officer Change in Control Severance Benefit Agreement by and between Allison Hulme and the Company	Incorporated by reference to the Quarterly Report on Form 10-Q filed on November 12, 2014.

10.21	+	Officer Change in Control Severance Benefit Agreement by and between Peter T. Slover and the Company	Incorporated by reference to the Quarterly Report on Form 10-Q filed on November 12, 2014.

10.22		Letter Agreement, dated May 6, 2016, by and between the Company and Roth Capital Partners, LLC	Incorporated by reference to the Current Report on Form 8-K filed on May 11, 2016.

10.23		Form of Securities Purchase Agreement, dated May 6, 2016, by and between the Company and the Purchasers thereto	Incorporated by reference to the Current Report on Form 8-K filed on May 11, 2016.

23.1		Consent of Independent Registered Public Accounting Firm	Attached hereto

24.1		Power of Attorney (included on signature page)	Attached hereto

31.1		Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended	Attached hereto

31.2		Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended	Attached hereto

32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached hereto

32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached hereto

101.INS	**	XBRL Instance Document	Attached hereto
101.SCH	**	XBRL Taxonomy Extension Schema Document	Attached hereto
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document	Attached hereto
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document	Attached hereto
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document	Attached hereto
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document	Attached hereto

+	Indicates management contract or compensatory plan.
*	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
**

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on the 27th day of March, 2017.

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

Signature	Title	Date

/s/ Randall E. Woods	Chief Executive Officer, President and Director	March 27, 2017
Randall E. Woods	(Principal Executive Officer)

/s/ Peter T. Slover	Chief Financial Officer	March 27, 2017
Peter T. Slover	(Principal Financial Officer and Principal Accounting Officer)

/s/ Lars Ekman, M.D., Ph.D.	Executive Chairman and Director	March 27, 2017
Lars Ekman, M.D., Ph.D.

/s/ Allison Hulme, Ph.D.	Chief Operating Officer and Director	March 27, 2017
Allison Hulme, Ph.D.

/s/ John Geltosky, Ph.D.	Director	March 27, 2017
John Geltosky, Ph.D.

/s/ Jim Heppell	Director	March 27, 2017
Jim Heppell

/s/ Gerald Proehl	Director	March 27, 2017
Gerald Proehl