Form 10-Q
period 2017-03-31
SOPHIRIS BIO INC.
filed 2017-05-15
CIK 1563855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of May 10, 2017, the registrant had 30,111,153 common shares (no par value) outstanding.

SOPHIRIS BIO INC.

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

Sophiris Bio Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

(Unaudited)

	March 31, 2017	December 31, 2016
Assets:

Current assets:
Cash and cash equivalents	$8,894	$12,800
Securities available-for-sale	16,800	16,201
Other receivables	86	128
Prepaid expenses	959	846
Total current assets	26,739	29,975

Property and equipment, net	1	4
Other long-term assets	19	19
Total assets	$26,759	$29,998

Liabilities and shareholders’ equity:

Current liabilities:
Accounts payable	$360	$459
Accrued expenses	765	1,762
Total current liabilities	1,125	2,221

Warrant liability	13,482	13,396
Stock-based compensation liability	23	57
Total liabilities	14,630	15,674

Commitments and contingencies

Shareholders’ equity:
Common shares, unlimited authorized shares, no par value; 30,111,153 and 30,107,644 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	131,246	131,245
Contributed surplus	24,336	23,900
Accumulated other comprehensive gain	86	99
Accumulated deficit	(143,539)	(140,920)
Total shareholders’ equity	12,129	14,324
Total liabilities and shareholders’ equity	$26,759	$29,998

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sophiris Bio Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Operating expenses:
Research and development	$1,208	$929
General and administrative	1,369	1,164
Total operating expenses	2,577	2,093
Other income (expense):
Interest expense	—	(150)
Interest income	51	5
Loss on revaluation of warrant liability	(86)	—
Other expense, net	(7)	(4)
Total other expense	(42)	(149)
Net loss	$(2,619)	$(2,242)
Basic and diluted loss per share	$(0.09)	$(0.13)
Weighted average number of outstanding shares – basic and diluted	30,111	17,244
Other comprehensive income (loss):
Unrealized loss on securities available-for-sale	(13)	—
Total other comprehensive loss	$(2,632)	$(2,242)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 Sophiris Bio Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows used in operating activities
Net loss for the period	$(2,619)	$(2,242)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	402	90
Amortization of debt discount	—	32
Depreciation of property and equipment	2	5
Amortization of discount on securities available-for-sale	47	—
Change in fair value warrant liability	86	—
Changes in operating assets and liabilities:
Other receivables	42	8
Prepaid expenses	(113)	37
Accounts payable	(100)	(514)
Accrued expenses	(997)	53
Net cash used in operating activities	(3,250)	(2,531)
Cash flows (used in) provided by investing activities
Maturities of securities available-for-sale	2,350	2,500
Purchases of securities available-for-sale	(3,008)	(250)
Net cash (used in) provided by investing activities	(658)	2,250
Cash flows provided by (used in) financing activities
Proceeds from exercise of stock options	2	—
Principal payments on promissory notes	—	(455)
Net cash provided by (used in) financing activities	2	(455)
Effect of exchange rate changes on cash and cash equivalents	—	1
Net decrease in cash and cash equivalents	(3,906)	(735)
Cash and cash equivalents at beginning of period	12,800	5,881
Cash and cash equivalents at end of period	$8,894	$5,146

Supplemental disclosures of non-cash investing and financing activities:
Change in the fair value of stock-based compensation liability recorded to contributed surplus	$(34)	$(47)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sophiris Bio Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1.	Nature of the business

Company

Sophiris Bio Inc., or the Company, or Sophiris, is a clinical-stage biopharmaceutical company currently developing topsalysin for treatment of the symptoms of clinically significant localized prostate cancer and benign prostatic hyperplasia, or BPH, commonly referred to as an enlarged prostate. The Company is governed by the British Columbia Business Corporations Act. The Company’s operations were initially located in Vancouver, British Columbia until April 2011, when its core activities and headquarters relocated from Vancouver, British Columbia to San Diego, California.

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

Basis of presentation and use of estimates

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States, or GAAP, for the interim financial information and the rules and regulations of the Securities and Exchange Commission, or SEC, related to quarterly reports on Form 10-Q. Accordingly, they do not include all of the information and disclosures required by GAAP for annual audited financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, or Annual Report, filed with the SEC on March 27, 2017. The accompanying year-end condensed balance sheet data was derived from the audited consolidated financial statements, but does not include all disclosures required by GAAP. In the opinion of management, these condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. The results of operations for the interim periods shown in this report are not necessarily indicative of the results that may be expected for any future period, including the full year.

GAAP requires the Company’s management to make estimates and judgments that may affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. The Company bases estimates and judgments on historical experience and on various other factors that it believes to be reasonable under the circumstances. The significant estimates in these condensed consolidated financial statements include stock-based compensation expense, fair value of the warrant liability and accrued research and development expenses, including accruals related to the Company’s ongoing clinical trial. The Company’s actual results may differ from these estimates. The Company evaluates its estimates on an ongoing basis. Changes in estimates are reflected in reported results in the period in which they become known by the Company’s management.

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

Securities Available-for-Sale

Investments with an original maturity of more than three months when purchased have been classified by management as securities available-for-sale. Such investments are carried at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive gain (loss) in shareholders’ equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. No other-than-temporary impairments were identified for the investment securities held by the Company as of March 31, 2017 and December 31, 2016. The cost of investment securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. The cost of securities sold is based on the specific-identification method. The Company has classified all of its investment securities as available-for-sale, including those with maturities beyond one year, as current assets on the consolidated balance sheets based on the highly liquid nature of the investment securities and because these investment securities are considered available for use in current operations.

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

Effective November 13, 2013, the Company voluntarily delisted from the Toronto Stock Exchange, or TSX. As a result of the delisting from the TSX and the change in the Company’s functional currency to the U.S. dollar, the stock options granted with exercise prices denominated in Canadian dollars are considered dual indexed as defined in Accounting Standards Codification, or ASC, topic 718, “Compensation, Stock Compensation”. As a result, the Company is required to account for these stock options as a liability. Historically these options had been accounted for as equity. The estimated fair value is determined using the Black-Scholes pricing model based on the estimated value of the underlying common shares at the valuation measurement date, the remaining service period of the stock options, risk-free interest rates, expected dividends and expected volatility of the price of the underlying common shares. The fair value of the stock-based compensation liability was $23,000 at March 31, 2017. As the calculated fair value of the stock options at March 31, 2017 was less than the original grant date fair value no additional compensation expense was recorded in the consolidated statement of operations and comprehensive loss. The change in the fair value of the stock-based compensation liability was recorded as an adjustment to Contributed Surplus of ($34,000) and ($47,000) for the three months ended March 31, 2017 and 2016, respectively.

Warrant Liability

In connection with the offerings the Company completed in 2016, the Company issued warrants to purchase common shares. These warrants may require the Company to pay the warrant holder cash under certain provisions of the warrant and therefore the Company is accounting for these warrants as a liability in accordance with ASC 480 “Distinguishing Liabilities from Equity”. As a result of these warrants being classified as liabilities, the Company is required to calculate the fair value of these warrants at each reporting date. The fair value of these warrants are calculated utilizing a Black-Scholes pricing model. The Company calculated the initial fair value of these warrants at the date the warrants were issued. At each reporting date the Company is required to remeasure the fair value of the warrant liability and any corresponding increase or decrease to the warrant liability is recorded as a component of other income or expense in its consolidated statement of operations and comprehensive loss. In addition, if a warrant holder exercises warrants the Company is required to revalue the fair value of the underlying warrants on the date of exercise and reclassify the change in the fair value from the warrant liability to contributed surplus.

Certain inputs utilized in the Company’s Black-Scholes fair value calculation may fluctuate in future periods based upon factors which are outside of the Company’s control. A significant change in one or more of these inputs used in the calculation of the fair value may cause a significant change to the fair value of the Company’s warrant liability which could also result in material non-cash gain or loss being reported in the Company’s consolidated statement of operations and comprehensive loss.

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

 Recent accounting pronouncements

 In May 2014, the Financial Accounting Standards Board, or FASB, issued new guidance related to revenue recognition (Accounting Standards Update, or ASU, No. 2014-09 Revenue from Contracts with Customers (Topic 606)). Subsequently the FASB has issued additional guidance (ASU Nos. 2015-14; 2016-08; 2016-10; 2016-12; 2016-20 Revenue from Contracts with Customers (Topic 606)). The guidance establishes principles for reporting information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Two methods of adoption are permitted: (a) full retrospective adoption, meaning the standard is applied to all periods presented or (b) modified retrospective adoption, meaning the cumulative effect of applying the new guidance is recognized as an adjustment to the opening retained earnings balance. The Company does not intend to adopt the new guidance early and is in the process of determining the adoption method. The Company did not recognize any revenue from contracts with customers in the years ended December 31, 2016, 2015 and 2014. Although the Company is still evaluating the impact of the new standard, the Company anticipates that the impact will not be material to the consolidated financial statements as the Company does not currently generate revenues from contracts with customers.

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

The Company adopted ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”) in the first quarter of fiscal year 2017. This guidance is intended to simplify the accounting for share-based compensation.  Upon adoption, the Company elected to no longer apply a forfeiture rate to estimate forfeitures expected to occur and instead account for forfeitures as they occur.  The impact from the adoption of this new guidance to the excess tax benefits or the share-based compensation expense was not material nor was the impact on the statement of cash flows.

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

The following diluted securities have been excluded from the computation of diluted weighted-average shares outstanding as of March 31, 2017 and 2016 as the Company recorded a net loss in all periods and therefore they would be anti-dilutive (in thousands):

	March 31, 2017	March 31, 2016
Options to purchase common shares	2,865	1,674
Common share purchase warrants	5,725	590

4.	Securities Available-for-Sale

Securities available-for-sale consisted of the following as of March 31, 2017 (in thousands):

	March 31, 2017
	Amortized	Unrealized		Estimated
	Cost	Gain	Loss	Fair Value
Commercial paper	$2,496	$—	$—	$2,496
U.S. government sponsored enterprise securities	14,317		(13)	14,304
	$16,813	$—	$(13)	$16,800

The amortized cost and estimated fair value of the Company securities available-for-sale by contractual maturity as of March 31, 2017 are shown below (in thousands):

	March 31, 2017
	Amortized	Unrealized		Estimated
	Cost	Gain	Loss	Fair Value
Within one year	$16,813	$—	$(13)	$16,800
After one year	—	—	—	—
	$16,813	$—	$(13)	$16,800

Securities available-for-sale consisted of the following as of December 31, 2016 (in thousands):

	December 31, 2016
	Amortized	Unrealized		Estimated
	Cost	Gain	Loss	Fair Value
Commercial paper	$3,890	$—	$—	$3,890
U.S. government sponsored enterprise securities	12,311	—	—	12,311
	$16,201	$—	$—	$16,201

 The amortized cost and estimated fair value of the Company securities available-for-sale by contractual maturity as of December 31, 2016 are shown below (in thousands):

	December 31, 2016
	Amortized	Unrealized		Estimated
	Cost	Gain	Loss	Fair Value
Within one year	$16,201	$—	$—	$16,201
After one year	—	—	—	—
	$16,201	$—	$—	$16,201

5.	Fair value measurement and financial instruments

As of March 31, 2017 the Company had $24.5 million of securities consisting of money market funds, commercial paper, and U.S. government sponsored enterprise securities with maturities that range from three days to ten months with an overall average time to maturity of approximately five months. The Company has the ability to liquidate these investments without restriction. The Company determines fair value for securities with Level 1 inputs through quoted market prices. The Company determines fair value for securities with Level 2 inputs through broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. The Company’s Level 2 securities have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, typically utilizing third party pricing services or other observable market data. The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, and other industry and economic events. The Company’s Level 3 inputs are unobservable inputs based on the Company’s assessment that market participants would use in pricing the instruments.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis for the periods presented (in thousands):

	March 31, 2017	Level 1	Level 2	Level 3
Assets:
Money market funds	$27	$27	$—	$—
Commercial paper	10,143	—	10,143	—
U.S. government sponsored enterprise securities	14,304	—	14,304	—
Total assets	$24,474	$27	$24,447	$—
Liabilities:
Warrant liability	$13,482	$—	$—	$13,482
Stock-based compensation liability	23	—	—	23
Total liabilities	$13,505	$—	$—	$13,505

	December 31, 2016	Level 1		Level 2		Level 3
Assets:
Money market funds	$57		$57		$—	$—
Commercial paper	16,085		—		16,085	—
U.S. government sponsored enterprise securities	12,311		—		12,311	—
Total assets	$28,453		$57		$28,396	$—
Liabilities:
Warrant liability	$13,396	$		$		$13,396
Stock-based compensation liability	57		—		—	57
Total liabilities	$13,453		$—		$—	$13,453

 Warrant liability

In connection with the offering completed in May 2016, the Company issued 1,785,714 warrants to purchase its common shares. These warrants may require the Company to pay the warrant holder cash under certain provisions of the warrant and therefore the Company is accounting for these warrants as a liability. As a result of these warrants being classified as a liability, the Company is required to calculate their fair value at each reporting date. The fair value of these warrants is calculated utilizing a Black-Scholes pricing model. As of March 31, 2017, only 10,000 warrants remain outstanding from the May 2016 offering for which the fair value was remeasured as of March 31, 2017. The following inputs were utilized in the Black-Scholes pricing model:

	March 31, 2017	December 31, 2016
Stock price	$2.83	$2.80
Exercise price	$1.40	$1.40
Risk-free interest rate	1.73%	1.78%
Volatility	147.06%	144.25%
Dividend yield	0.00%	0.00%
Expected life in years	4.11	4.36
Calculated fair value per warrant	$2.57	$2.55

  In connection with the offering completed on August 2016, the Company issued 5,606,250 warrants to purchase its common shares. These warrants may require the Company to pay the warrant holder cash under certain provisions of the warrant and therefore the Company is accounting for these warrants as a liability. As a result of these warrants being classified as a liability, the Company is required to calculate the fair value of these warrants at each reporting date. The fair value of these warrants is calculated utilizing a Black-Scholes pricing model. The following inputs were utilized in the Black-Scholes pricing model:

	March 31, 2017	December 31, 2016
Stock price	$2.83	$2.80
Exercise price	$4.00	$4.00
Risk-free interest rate	1.80%	1.85%
Volatility	143.07%	140.47%
Dividend yield	0.00%	0.00%
Expected life in years	4.41	4.65
Calculated fair value per warrant	$2.40	$2.38

The following table presents a reconciliation of the warrant liability measured at fair value using unobservable inputs (Level 3) (in thousands):

Three Months Ended March 31, 2017
Liabilities:
Balance at beginning of period	$13,396
Change in the fair value of warrant liability	86
Balance at end of period	$13,482

Stock-based compensation liability

The Company calculates the fair value of the stock-based compensation liability for those stock options with exercise prices denominated in Canadian Dollars (level 3) at each reporting period utilizing a Black-Scholes pricing model. The following inputs were utilized in the Black-Scholes pricing model:

	March 31, 2017	December 31, 2016
Stock price at the end of each reporting period	$2.83	$2.80
Weighted average exercise price	$11.14	$11.06
Risk-free interest rate	1.03%	0.85%
Volatility	80.71%	120.81%
Dividend yield	0.00%	0.00%
Expected life in years	0.61	0.85
Calculated fair value per stock option	$0.13	$0.33

The following table presents a reconciliation of the stock-based compensation liability measured at fair value using unobservable inputs (Level 3) (in thousands):

	Three Months Ended March 31,
	2017	2016
Balance at beginning of period	$57	$168
Change in fair value of stock-based compensation liability recorded as an adjustment to contributed surplus	(34)	(47)
Balance at end of period	$23	$121

The Company recognizes transfers into and out of levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstances that caused the transfer occurs. There were no transfers of assets or liabilities between the fair value measurement classifications.

6.	Prepaid expenses

Prepaid expenses as of March 31, 2017 and December 31, 2016 consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Prepaid insurance	$164	$273
Prepaid research and development expenses	718	546
Other prepaid expenses	77	27
Prepaid expenses	$959	$846

 As of March 31, 2017 and December 31, 2016, prepaid research and development expenses includes $0.7 million and $0.5 million, respectively, for upfront fees paid to our research and development organizations assisting with our on-going clinical trial and drug formulation and manufacturing. The upfront fees will be relieved in future periods based upon work completed.

7.	Accrued expenses

Accrued expenses as of March 31, 2017 and December 31, 2016 consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Accrued personnel related costs	$364	$1,491
Accrued research and development expenses	113	87
Accrued audit and tax services	271	129
Other accrued expenses	17	55
Accrued expenses	$765	$1,762

8.	Promissory notes

On September 2, 2016, the Company repaid the outstanding principal balance on its Loan and Security Agreement with Oxford Finance LLC, or Oxford. During the three months ended March 31, 2016, the Company paid interest expense of $0.2 million on its loan with Oxford.

9.	Stock-based compensation plan

The Company’s Amended and Restated 2011 Stock Option plan, or the Plan, provides for the granting of options for the purchase of common shares of the Company at the fair value of the Company’s common shares on the date of the option grant. Options are granted to employees, directors and non-employees. The board of directors or a committee appointed by the board of directors administers the Plan and has discretion as to the number, vesting period and expiry date of each option award. Prior to the Company’s initial public offering, or IPO, the Company granted options to residents of the United States with an exercise price denominated in Canadian dollars subsequent to the Company’s IPO, the Company issues its stock options with U.S. dollar denominated exercise prices.

As of March 31, 2017, the Company has 146,075 registered common shares which were available for issuance under the Plan.

The Company recognized stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Research and development	$125	$32
General and administrative	277	58
Total	$402	$90

As of March 31, 2017 there was $1.7 million of total unrecognized compensation expense related to non-vested stock awards, which is expected to be recognize over a weighted average period of 1.4 years.

The following table summarizes stock option activity, including options issued to employees, directors and non-employees (in thousands, except per share):

	Options Outstanding	Weighted Average Exercise Price
Outstanding at January 1, 2017	2,868	$3.63
Options exercised	(3)	0.4589
Outstanding at March 31, 2017	2,865	$3.63

The total amount of options outstanding at March 31, 2017 include options with exercise prices denominated in Canadian dollars and U.S. dollars. The Canadian dollar amounts have been converted to U.S. dollars for purposes of the weighted average exercise price calculation using the grant date exchange rate for each Canadian dollar denominated option.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and notes included below in this Quarterly Report on Form 10-Q (this Quarterly Report) and the audited consolidated financial statements and notes as of and for the year ended December 31, 2016 included with our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on March 27, 2017. Operating results are not necessarily indicative of results that may occur in future periods.

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

All dollar amounts are expressed in U.S. dollars unless otherwise noted. All amounts that are expressed on an as-converted from Canadian dollar to U.S. dollar basis are calculated using the conversion rate as of March 31, 2017 unless otherwise noted.

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

In March 2017, we initiated a second Phase 2 clinical trial to confirm the dose and optimize the delivery of topsalysin for the treatment of clinically significant localized prostate cancer. This study will also utilize previously obtained MRI images of each patient’s prostate mapped to real time 3D ultrasound to target the delivery of topsalysin directly into and around a pre-identified clinically significant tumor. The primary objective of the study is safety and tolerability of an injection of topsalysin and the key efficacy variable is focal ablation of a clinically significant lesion on biopsy after six months. Approximately 40 patients will be enrolled across clinical sites in the UK and US. Five clinical trial sites have been initiated and additional sites are in the process of being initiated.

We are currently awaiting final regulatory clearance for the diluent (the medium in which topsalysin is diluted prior to dosing), which is anticipated this month, at which point the investigational sites will begin dosing patients.

Based on our expected enrollment timeline, we expect to receive biopsy data for all patients conducted six months after the initial dose in the first quarter of 2018 assuming enrollment is completed as expected. Based upon the results of the 6-month biopsy, the study includes an option to potentially re-treat the targeted lesion area with a second dose of topsalysin, with a targeted biopsy to occur six months following the second dose. Based on our current timeline, we expect to have final biopsy data on all patients who receive a second dose in the fourth quarter of 2018.

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

Essentially all of our research and development expenses related to topsalysin during the three months ended March 31, 2017 and 2016. We recognized research and development expenses as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Clinical research and development	$828	$827
Manufacturing	255	70
Stock-based compensation expense	125	32
	$1,208	$929

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation. Other general and administrative expenses include allocated facility-related costs not otherwise included in research and development expenses, travel expenses, market research expenses and professional fees for auditing, tax, investor relations and legal services. We expect general and administrative expenses to remain fairly consistent over the next year but if we were to move our drug candidate towards commercialization in future periods we do expect that general and administrative expenses would increase.

Interest Expense

Interest expense represents interest payable to Oxford Finance, LLC, or Oxford, and amortization of our debt discount associated with Oxford related financings. On September 2, 2016, we repaid the outstanding balance of the Oxford Loan and Security Agreement in full.

Interest Income

We earn interest income from interest-bearing cash and investment accounts.

Gain (Loss) on Revaluation of Warrant Liability

In connection with the offerings completed in 2016, we issued warrants to purchase our common shares. These warrants may require us to pay the warrant holder cash under certain provisions of the warrant and therefore we account for these warrants as a liability. As a result of these warrants being classified as a liability, we are required to calculate the fair value of these warrants at each reporting date. The fair value of these warrants is calculated utilizing a Black-Scholes pricing model.

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

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the revenues and expenses incurred during the reported periods. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. There were no material changes to our critical accounting policies and estimates during the quarter ended March 31, 2017.

 Results Of Operations

Comparison of the three months ended March 31, 2017 and 2016

The following table summarizes the results of our operations for the three months ended March 31, 2017 and 2016, together with the changes in those items in dollars (in thousands):

	Three Months Ended March 31,		Change
	2017	2016	2017 vs. 2016
Research and development expenses	1,208	929	279
General and administrative expenses	1,369	1,164	205
Interest expense	—	(150)	150
Interest income	51	5	46
Loss on revaluation of warrant liability	(86)	—	(86)
Other expense	(7)	(4)	(3)

Research and development expenses. Research and development expenses were $1.2 million in the three months ended March 31, 2017 compared to $0.9 million in the three months ended March 31, 2016. The increase in research and development costs is attributable to the following:

●	a $0.5 million increase in clinical costs associated with our on-going Phase 2b for the focal treatment of localized prostate cancer which was initiated in March 2017, and

●	a $0.2 million increase in the costs associated with manufacturing activities for topsalysin.

Research and development expenses included stock-based compensation expenses of $125,000 for the three months ended March 31, 2017 as compared to $32,000 for the three months ended March 31, 2016. The increase in the non-cash stock-based compensation expense is primarily associated with stock options granted to employees in December 2016. These increases are partially offset by a decrease of $0.2 million for costs associated with our completed Phase 2a proof of concept clinical trial for low to intermediate risk prostate cancer.

General and administrative expenses. General and administrative expenses were $1.4 million in the three months ended March 31, 2017 compared to $1.2 million for the three months ended March 31, 2016. The increase from the three months ended March 31, 2016 as compared to the three months ended March 31, 2017 is primarily due to non-cash stock-based compensation expense which was offset by a reduction in legal and professional services.

Interest expense. Interest expense was $0.2 million in the three months ended March 31, 2016. Interest expense is related to our promissory notes with Oxford. We repaid the outstanding principal balance in September 2016.

Interest income. Interest income of $51,000 was for the three months ended March 31, 2017 compared to $5,000 in the three months ended March 31, 2016. The increase is due to the increase in the average balances of the interest-bearing cash and investment accounts from period to period.

 Loss on revaluation of warrant liability. Loss on revaluation of the warrant liability was $0.1 million for the three months ended March 31, 2017. The non-cash loss is associated with the change in the fair value of our warrant liability.

Other expense. Other expense was $7,000 for the three months ended March 31, 2017 compared to $4,000 for the three months ended March 31, 2016. This change was due to an increase in foreign exchange losses associated with foreign currency transactions.

Liquidity and Capital Resources

Overview

Since our inception, our operations have been primarily financed through public and private equity sales, debt financings and payments from Kissei. Since inception, we have devoted our resources to funding and conducting research and development programs, including discovery research, preclinical studies and clinical trial activities.

At March 31, 2017 we had cash, cash equivalents and securities available-for-sale of $25.7 million and working capital of $25.6 million. We expect that our cash, cash equivalents and securities available-for-sale will be sufficient to fund our operations to the end of 2018. At this point in time we do not plan on pursuing a second Phase 3 trial in BPH unless we obtain additional financing. We could use dilutive funding options to fund a second Phase 3 trial in BPH such as an equity financing and non-dilutive funding options such as a partnering arrangement or royalty agreement. There can be no assurance that such funding will be available on acceptable terms.

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

 Cash Flows

The following table shows a summary of our cash flows for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Net cash provided by (used in):
Operating activities	$(3,250)	$(2,531)
Investing activities	(658)	2,250
Financing activities	2	(455)
Effect of exchange rate changes on cash and cash equivalents	—	1
Net decrease in cash and cash equivalents	$(3,906)	$(735)

Operating Activities

Net cash used in operating activities increased to $3.3 million for the three ended March 31, 2017 compared to $2.5 million for the three months ended March 31, 2016. The increase in net cash used in operating activities of $0.8 million was primarily due to the payment of 2016 employee performance and retention bonuses during the three month period ended March 31, 2017. The 2016 performance and retention bonuses were included as a component of accrued expenses at December 31, 2016. This increase is offset in part by a decrease in funds used for accounts payable.

Investing Activities

Net cash used in investing activities was $0.7 million for the three months ended March 31, 2017, compared to $2.3 million net cash provided by investing activities for the three months ended March 31, 2016. The net cash used in investing activities during the three months ended March 31, 2017 represents the usage of cash to purchase securities classified as available-for-sale compared to the three months ended March 31, 2016 when the proceeds from the maturity of securities classified as available-for-sale were utilized to fund our operations.

Financing Activities

Net cash provided by financing activities was $2,000 for the three months ended March 31, 2017, compared to $0.5 million cash used in financing activities for the three months ended March 31, 2016. The cash provided by financing activities in the three months ended March 31, 2017 are proceeds from the exercise of stock options. The net cash used in financing activities in the three months ended March 31, 2016 is related to principal payments on our loan with Oxford. We repaid the outstanding principal on our loan with Oxford in September 2016.

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

As of March 31, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2017.

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

PART II.-OTHER INFORMATION

Item 1A.        Risk Factors

You should consider carefully the following risk factors, together with all of the other information included or incorporated in this Quarterly Report, before making your decision whether to purchase or sell shares of our common stock. Each of these risk factors, either alone or taken together, could adversely affect our business, operating results, growth prospects and financial condition, as well as adversely affect the value of an investment in our common shares. If that were to happen, the trading price of our common stock could decline. There may be additional risks that we do not presently know of or that we currently believe are immaterial which could also impair our business and financial position. We have marked with an asterisk (*) those risk factors that reflect changes from the risk factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC on March 27, 2017.

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

•

obtaining sufficient quantities of topsalysin and the diluent used with topsalysin for use in clinical trials and completing reformulation of topsalysin and obtaining sufficient quantities of the reformulated topsalysin for commercial fill and finish for use in any future Phase 3 clinical trials;

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

We may face competition to enroll prostate cancer and BPH patients in our future clinical trials from other clinical trials for other sponsors including potential competitors. Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. Delays in enrollment in our current Phase 2b clinical trial or any future clinical trials of topsalysin would result in delays in our ability to pursue regulatory approval of topsalysin.

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

We have completed scale-up up to the commercial batch size for topsalysin drug substance, but the finalization of the commercial fill finish process for the production of drug product is still underway. In addition, we have decided to pursue the reformulation of topsalysin, including the diluent. Reformulation could result in significant delays in the commencement of future clinical trials. In addition, we will need to have additional drug substance manufactured for us and there is no assurance that we can secure a favorable manufacturing timetable. Moreover, we have not entered into a commercial supply agreement with BI and BI has not demonstrated that it will be capable of manufacturing the filled and finished topsalysin on a large commercial scale. If BI is unable or unwilling to manufacture the filled and finished topsalysin on a large commercial scale, we may be required to identify a new manufacturer and engage in technology transfer which could cause significant delays in finalizing the drug manufacturing process and could cause delays to future planned clinical trials.

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

We expect that topsalysin will compete with the current treatment options for the symptoms of BPH, which include oral drug therapy and surgery. Oral drug therapies include (a) alpha-blockers, such as tamsulosin (marketed under various trade names by numerous companies, including as Flomax® by Astellas Pharma), alfuzosin (marketed in the United States by Sanofi as Uroxatral®), doxazosin (marketed by Pfizer as Cardura® and Cardura® XL) and silodosin (marketed by Watson Pharmaceuticals as Rapaflo® in the United States), (b) 5-alpha reductase inhibitors, such as dutasteride (marketed by GlaxoSmithKline plc as Avodart®) and finasteride (marketed by Merck & Co., Inc. as Proscar®), (c) combinations of a-blockers and 5-alpha reductase inhibitors such as tamsulosin and dutasteride (marketed by GSK as Jalyn®) and (d) tadalafil (marketed as Cialis® by Eli Lilly), a PDE5 inhibitor which obtained FDA approval for the treatment of the symptoms of BPH in October 2011. Several minimally invasive surgical therapies, or MIST, are available, including transurethral microwave thermotherapy, or TUMT, transurethral needle ablation, or TUNA, photo-selective vaporization of prostate, holmium laser enucleation of the prostate, transurethral electrovaporization of the prostate, interstitial laser coagulation, and the UroLift® system (marketed by NeoTract, Inc.), which is an implant delivered into the body via a small needle and designed to hold prostate tissue out of the way of the blocked urethra. Currently, the most commonly used MIST procedures are laser ablations of the prostate, TUMT, and TUNA. Surgery for BPH treatment is usually considered in patients who fail drug therapy as a result of side effects or inadequate relief of symptoms, have refractory urinary retention, or have recurrent urinary tract infections. Alternatively, surgery may be the initial treatment in patients with severe urinary symptoms. Surgical procedures for BPH include transurethral resection of the prostate, as well as other procedures such as transurethral incision of the prostate and transurethral vaporization of the prostate. In May 2017, Nymox Pharmaceuticals announced that the Company had filed for marketing authorization for Fexapotide Triflutate for the treatment of the symptoms of BPH in five European countries, the Netherlands, the United Kingdom, Germany, France and Spain. In addition, there are other treatments that are currently in clinical development for the treatment of the symptoms of BPH. Light Sciences Oncology Inc.’s AptocineTM is currently in Phase 2 clinical trials; and in late 2015, Procept BioRobotics announced the first patients had been treated in a Phase 3 clinical trial to evaluate the AquaBeam System, a waterjet ablation therapy for endoscopic resection of prostate tissue.

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

As of March 31, 2017, we had five full-time employees. In May 2016, we had a reduction in force of five employees to preserve our cash resources while we pursue strategic alternatives. If we obtain additional capital we may have to rehire these employees or identify and hire replacements. In addition, we have engaged part-time individual consultants to assist us with managing vendors and CROs, project management, regulatory compliance and business development. We will need to expand our managerial, operational, financial and other resources in order to manage our operations and clinical trials, continue our research and development activities, and commercialize our product candidate. Our management and scientific personnel, systems and facilities currently in place may not be adequate to support our future growth. Our need to effectively manage our operations, growth and various projects requires that we:

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

At March 31, 2017, we had $25.7 million of cash, cash equivalents securities available-for-sale. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents since March 31, 2017, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Further dislocations in the credit market may adversely impact the value and/or liquidity of cash equivalents owned by us.

*Fluctuations in foreign currency exchange rates could result in changes in our reported revenues and earnings.

We currently incur expenses denominated in foreign currencies, specifically in connection with our manufacturing and supply agreement with Boehringer Ingelheim RCV GmbH & Co KG for the manufacture of topsalysin, for which payments are denominated in euro. In addition, we are utilizing several clinical vendors which are located in various countries outside of the United States. These clinical vendors invoice us in the local currency of the vendor. We do not engage in foreign currency hedging arrangements for our accounts payable, and, consequently, foreign currency fluctuations may adversely affect our earnings. During the three months ended March 31, 2017 and 2016, 13.2% and 6.8% respectively, of our operating expenses were denominated in currencies other than the U.S. dollar. Going forward we anticipate that our sales and expenses, if any, will be denominated in the local currency of the country in which they occur. We may decide to manage this risk by hedging our foreign currency exposure, principally through derivative contracts. Even if we decide to enter into such hedging transactions, we cannot be sure that such hedges will be effective or that the costs of such hedges will not exceed their benefits. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the euro, could result in material amounts of cash being required to settle the hedge transactions or could adversely affect our financial results.

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

We are a party to a number of technology license agreements that are essential to our business and expect to enter into additional license agreements in the future. For example, we have exclusive licenses to topsalysin from UVIC Industry Partnerships Inc. and The Johns Hopkins University. The agreements governing these exclusive licenses include provisions that permit the licensors to terminate the license agreements in a number of situations, including if we grant a security interest on the licensed technology. These licensors might claim that filings made by Oxford with the U.S. PTO or foreign jurisdictions in 2011 imposed a security interest on the applicable technology. However, no claims from these licensors have been made to date regarding violations of these license agreements as a result of these filings and these filings were released when we repaid the Oxford debt in full in 2016. Furthermore, if any such claims are made in the future, we believe that such claims would not have merit and we would vigorously defend and reject such claims. If we fail to comply with our obligations under our license agreements, or we are insolvent or subject to a bankruptcy proceeding, the applicable licensor may have the right to terminate such license agreement, in which event we would not be able to market products covered by such license agreement, including topsalysin. We may also be subjected to litigation or other potential disputes under our license agreements if we fail to comply with our obligations under those agreements. The loss of our rights to technology that we have licensed under certain agreements would have a material adverse effect on our business.

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

*We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common shares less attractive to investors.

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

Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

4.3	Common Share Purchase Warrant Issued to Oxford Finance LLC	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

4.4	Common Share Purchase Warrant Issued to Oxford Finance LLC	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

4.5	Omnibus Amendment to Warrants to Purchase Common Shares dated January 31, 2014, 2014 by and between the Company and Warburg Pincus Private Equity X, L.P. and Warburg Pincus X Partners, L.P	Incorporated by reference to the Current Report on Form 8-K February 6, 2014.

4.6	Omnibus Amendment to Warrants to Purchase Common Shares dated February 14, 2014 by and between the Company and Oxford Finance LLC	Incorporated by reference to the Current Report on Form 8-K filed on February 18, 2014.

4.7	Common Share Purchase Warrant Issued to Oxford Finance LLC dated June 30, 2014	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 7, 2014.

4.8	Common Share Purchase Warrant Issued to Oxford Finance LLC dated June 30, 2014	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 7, 2014.

4.9	Registration Rights Agreement by and between the Company and Aspire Capital Fund, LLC dated May 16, 2014.	Incorporated by reference to the Current Report on Form 8-K filed on May 19, 2014.

4.10	Form of Common Share Purchase Warrant Issued in connection with the Company’s May 2016 Financing	Incorporated by reference to the Current Report on Form 8-K filed on May 11, 2016.

4.11	Form of Common Share Purchase Warrant Issued in connection with the Company’s August 2016 Financing	Incorporated by reference to the Current Report on Form 8-K filed on August 23, 2016.

10.1	Non-employee Director Compensation Program	Incorporated by reference to the Current Report on Form 8-K filed on March 17, 2017.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended	Attached hereto

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended	Attached hereto

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached hereto

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached hereto

101.INS	**	XBRL Instance Document	Attached hereto
101.SCH	**	XBRL Taxonomy Extension Schema Document	Attached hereto
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document	Attached hereto
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document	Attached hereto
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document	Attached hereto
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document	Attached hereto

+	Indicates management contract or compensatory plan.
*	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
**

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on the 15th day of May 2017.

SOPHIRIS BIO INC.

By:	/s/ Randall E. Woods
Randall E. Woods Chief Executive Officer and President

By:	/s/ Peter T. Slover
Peter T. Slover Chief Financial Officer