Form 10-Q
period 2017-06-30
SOPHIRIS BIO INC.
filed 2017-08-10
CIK 1563855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

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

As of August 1, 2017, the registrant had 30,111,153 common shares (no par value) outstanding.

SOPHIRIS BIO INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Sophiris Bio Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

(Unaudited)

	June 30, 2017	December 31, 2016
Assets:

Current assets:
Cash and cash equivalents	$6,824	$12,800
Securities available-for-sale	17,205	16,201
Other receivables	69	128
Prepaid expenses	948	846
Total current assets	25,046	29,975

Property and equipment, net	2	4
Other long-term assets	—	19
Total assets	$25,048	$29,998

Liabilities and shareholders’ equity:

Current liabilities:
Accounts payable	$506	$459
Accrued expenses	1,154	1,762
Total current liabilities	1,660	2,221

Warrant liability	10,162	13,396
Stock-based compensation liability	—	57
Total liabilities	11,822	15,674

Commitments and contingencies

Shareholders’ equity:
Common shares, unlimited authorized shares, no par value; 30,111,153 and 30,107,644 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	131,246	131,245
Contributed surplus	24,824	23,900
Accumulated other comprehensive gain	85	99
Accumulated deficit	(142,929)	(140,920)
Total shareholders’ equity	13,226	14,324
Total liabilities and shareholders’ equity	$25,048	$29,998

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sophiris Bio Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating expenses:
Research and development	$1,387	$978	$2,595	$1,907
General and administrative	1,367	1,357	2,736	2,521
Total operating expenses	2,754	2,335	5,331	4,428
Other income (expense):
Interest expense	—	(137)	—	(287)
Interest income	53	3	103	7
Gain (loss) on revaluation of warrant liability	3,320	(1,619)	3,234	(1,619)
Other expense, net	(9)	(3)	(16)	(7)
Total other income (expense)	3,364	(1,756)	3,321	(1,906)
Net income (loss)	$610	$(4,091)	$(2,010)	$(6,334)

Basic income (loss) per share	$0.02	$(0.21)	$(0.07)	$(0.35)
Diluted income (loss) per share	$0.02	$(0.21)	$(0.07)	$(0.35)
Weighted average number of outstanding shares – basic	30,111	19,340	30,111	18,292
Weighted average number of outstanding shares – diluted	30,515	19,340	30,111	18,292
Other comprehensive income (loss):
Unrealized loss on securities available-for-sale	(1)	—	(14)	—
Total other comprehensive income (loss)	$609	$(4,091)	$(2,024)	$(6,334)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 Sophiris Bio Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows used in operating activities
Net loss for the period	$(2,010)	$(6,334)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	867	185
Amortization of debt discount	—	62
Depreciation of property and equipment	3	9
Amortization of discount on securities available-for-sale	92	—
Change in fair value warrant liability	(3,234)	1,619
Foreign exchange transaction loss	4	1
Changes in operating assets and liabilities:
Other receivables	59	7
Prepaid expenses and other long-term assets	(83)	316
Accounts payable	41	(707)
Accrued expenses	(608)	107
Net cash used in operating activities	(4,869)	(4,735)
Cash flows (used in) provided by investing activities
Purchase of property and equipment	(1)	—
Maturities of securities available-for-sale	4,291	2,750
Purchases of securities available-for-sale	(5,400)	(250)
Net cash (used in) provided by investing activities	(1,110)	2,500
Cash flows provided by financing activities
Proceeds from exercise of stock options	2	3
Proceeds from the issuance of financing, net of paid offering costs	—	4,770
Proceeds from the exercise of warrants	—	840
Principal payments on promissory notes	—	(921)
Net cash provided by financing activities	2	4,692
Effect of exchange rate changes on cash and cash equivalents	1	—
Net (decrease) increase cash and cash equivalents	(5,976)	2,457
Cash and cash equivalents at beginning of period	12,800	5,881
Cash and cash equivalents at end of period	$6,824	$8,338

Supplemental disclosures of non-cash investing and financing activities:
Change in the fair value of stock-based compensation liability recorded to contributed surplus	$(57)	$(66)
Valuation of warrant liability upon issuance of warrants	$—	$1,687
Valuation of exercised warrants reclassified from warrant liability to contributed surplus	$—	$1,048
Issuance costs included in accrued expenses but not paid	$—	$60

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

Securities Available-for-Sale

Investments with an original maturity of more than three months when purchased have been classified by management as securities available-for-sale. Such investments are carried at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive gain (loss) in shareholders’ equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. No other-than-temporary impairments were identified for the investment securities held by the Company as of June 30, 2017 and December 31, 2016. The cost of investment securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. The cost of securities sold is based on the specific-identification method. The Company has classified all of its investment securities as available-for-sale, including those with maturities beyond one year, as current assets on the consolidated balance sheets based on the highly liquid nature of the investment securities and because these investment securities are considered available for use in current operations.

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

Effective November 13, 2013, the Company voluntarily delisted from the Toronto Stock Exchange, or TSX. As a result of the delisting from the TSX and the change in the Company’s functional currency to the U.S. dollar, the stock options granted with exercise prices denominated in Canadian dollars are considered dual indexed as defined in Accounting Standards Codification, or ASC, Topic 718, “Compensation, Stock Compensation”. As a result, the Company is required to account for these stock options as a liability. Historically these options had been accounted for as equity. The estimated fair value is determined using the Black-Scholes pricing model based on the estimated value of the underlying common shares at the valuation measurement date, the remaining service period of the stock options, risk-free interest rates, expected dividends and expected volatility of the price of the underlying common shares. The fair value of the stock-based compensation liability was zero at June 30, 2017. As the calculated fair value of the stock options at June 30, 2017 was less than the original grant date fair value, no additional compensation expense was recorded in the consolidated statement of operations and comprehensive loss. The change in the fair value of the stock-based compensation liability was recorded as an adjustment to Contributed Surplus of ($23,000) and ($57,000) for the three and six months ended June 30, 2017, respectively, and ($19,000) and ($66,000) for the three and six months ended June 30, 2016, respectively.

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

In May 2017, the FASB issued ASU No. 2017-09, "Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting". The new standard provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The new standard will be effective for the Company on January 1, 2018; however, early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company's financial position or results of operations.

3.	Net income (loss) per common share

 Basic net income (loss) per share is calculated by dividing the net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding during the period, without consideration for common shares equivalents. Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common shareholders by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method.

The following table sets forth the computation of basic and diluted EPS (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Basic net income (loss) per share
Net income (loss) allocated to common stockholders	$610	$(4,091)	$(2,010)	$(6,334)
Weighted average common shares outstanding-basic	30,111	19,340	30,111	18,292
Net income (loss) per share-basic	$0.02	$(0.21)	$(0.07)	$(0.35)
Diluted net income (loss) per share
Net income (loss) allocated to common stockholders-diluted	$603	$(4,091)	$(2,010)	$(6,334)
Weighted average common shares outstanding-basic	30,111	19,340	30,111	18,292
Dilutive securities	404	—	—	—
Weighted average common shares outstanding-dilutive	30,515	19,340	30,111	18,292
Net income (loss) per share-diluted	$0.02	$(0.21)	$(0.07)	$(0.35)

The following diluted securities were excluded from the calculation of the denominator for diluted net income per common share for the three and six months ended June 30, 2017 and 2016 due to their antidilutive effects.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Options to purchase common shares	2,497	2,014	2,888	2,014
Common share purchase warrants	5,712	1,776	5,725	1,776

4.	Securities Available-for-Sale

Securities available-for-sale consisted of the following as of June 30, 2017 (in thousands):

	June 30, 2017
	Amortized	Unrealized		Estimated
	Cost	Gain	Loss	Fair Value
Commercial paper	$3,645	$—	$—	$3,645
U.S. government sponsored enterprise securities	13,574	—	(14)	13,560
	$17,219	$—	$(14)	$17,205

The amortized cost and estimated fair value of the Company securities available-for-sale by contractual maturity as of June 30, 2017 are shown below (in thousands):

	June 30, 2017
	Amortized	Unrealized		Estimated
	Cost	Gain	Loss	Fair Value
Within one year	$17,219	$—	$(14)	$17,205
After one year	—	—	—	—
	$17,219	$—	$(14)	$17,205

Securities available-for-sale consisted of the following as of December 31, 2016 (in thousands):

	December 31, 2016
	Amortized	Unrealized		Estimated
	Cost	Gain	Loss	Fair Value
Commercial paper	$3,890	$—	$—	$3,890
U.S. government sponsored enterprise securities	12,311	—	—	12,311
	$16,201	$—	$—	$16,201

 The amortized cost and estimated fair value of the Company securities available-for-sale by contractual maturity as of December 31, 2016 are shown below (in thousands):

	December 31, 2016
	Amortized	Unrealized		Estimated
	Cost	Gain	Loss	Fair Value
Within one year	$16,201	$—	$—	$16,201
After one year	—	—	—	—
	$16,201	$—	$—	$16,201

5.	Fair value measurement and financial instruments

As of June 30, 2017 the Company had $23.5 million of securities consisting of money market funds, commercial paper, and U.S. government sponsored enterprise securities with maturities that range from seven days to seven months with an overall average time to maturity of approximately three months. The Company has the ability to liquidate these investments without restriction. The Company determines fair value for securities with Level 1 inputs through quoted market prices. The Company determines fair value for securities with Level 2 inputs through broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. The Company’s Level 2 securities have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, typically utilizing third party pricing services or other observable market data. The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, and other industry and economic events. The Company’s Level 3 inputs are unobservable inputs based on the Company’s assessment that market participants would use in pricing the instruments.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis for the periods presented (in thousands):

	June 30, 2017	Level 1	Level 2	Level 3
Assets:
Money market funds	$5	$5	$—	$—
Commercial paper	9,968	—	9,968	—
U.S. government sponsored enterprise securities	13,560	—	13,560	—
Total assets	$23,533	$5	$23,528	$—
Liabilities:
Warrant liability	$10,162	$—	$—	$10,162
Stock based compensation liability	—	—	—	—
Total liabilities	$10,162	$—	$—	$10,162

	December 31, 2016	Level 1	Level 2	Level 3
Assets:
Money market funds	$57	$57	$—	$—
Commercial paper	16,085	—	16,085	—
U.S. government sponsored enterprise securities	12,311	—	12,311	—
Total assets	$28,453	$57	$28,396	$—
Liabilities:
Warrant liability	$13,396	$—	$—	$13,396
Stock-based compensation liability	57	—	—	57
Total liabilities	$13,453	$—	$—	$13,453

 Warrant liability

In connection with the offering completed in May 2016, the Company issued 1,785,714 warrants to purchase its common shares. These warrants may require the Company to pay the warrant holder cash under certain provisions of the warrant and therefore the Company is accounting for these warrants as a liability. As a result of these warrants being classified as a liability, the Company is required to calculate their fair value at each reporting date. The fair value of these warrants is calculated utilizing a Black-Scholes pricing model. As of June 30, 2017, only 10,000 warrants remain outstanding from the May 2016 offering for which the fair value was remeasured as of June 30, 2017. The following inputs were utilized in the Black-Scholes pricing model:

	June 30, 2017	March 31, 2017	December 31, 2016
Stock price	$2.20	$2.83	$2.80
Exercise price	$1.40	$1.40	$1.40
Risk-free interest rate	1.69%	1.73%	1.78%
Volatility	141.12%	147.06%	144.25%
Dividend yield	0.00%	0.00%	0.00%
Expected life in years	3.86	4.11	4.36
Calculated fair value per warrant	$1.92	$2.57	$2.55

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

	June 30, 2017	March 31, 2017	December 31, 2016
Stock price	$2.20	$2.83	$2.80
Exercise price	$4.00	$4.00	$4.00
Risk-free interest rate	1.74%	1.80%	1.85%
Volatility	145.52%	143.07%	140.47%
Dividend yield	0.00%	0.00%	0.00%
Expected life in years	4.16	4.41	4.65
Calculated fair value per warrant	$1.81	$2.40	$2.38

The following table presents a reconciliation of the warrant liability measured at fair value using unobservable inputs (Level 3) (in thousands):

	Six Months Ended June 30,
	2017	2016
Balance at beginning of period	$13,396	$—
Calculated fair value of the warrants on date of issuance	—	1,687
Fair value of warrants exercised recorded as an adjustment to contributed surplus	—	(1,048)
Change in fair value of warrant liability	(3,234)	1,619
Balance at end of period	$10,162	$2,258

Stock-based compensation liability

The Company calculates the fair value of the stock-based compensation liability for those stock options with exercise prices denominated in Canadian Dollars (level 3) at each reporting period utilizing a Black-Scholes pricing model. The following inputs were utilized in the Black-Scholes pricing model:

	June 30, 2017	March 31, 2017	December 31, 2016
Stock price at the end of each reporting period	$2.20	$2.83	$2.80
Weighted average exercise price	$11.16	$11.14	$11.06
Risk-free interest rate	1.24%	1.03%	0.85%
Volatility	33.13%	80.71%	120.81%
Dividend yield	0.00%	0.00%	0.00%
Expected life in years	0.38	0.61	0.85
Calculated fair value per stock option	$0.00	$0.13	$0.33

The following table presents a reconciliation of the stock-based compensation liability measured at fair value using unobservable inputs (Level 3) (in thousands):

	Six Months Ended June 30,
	2017	2016
Balance at beginning of period	$57	$168
Change in fair value of stock-based compensation liability recorded as an adjustment to contributed surplus	(57)	(66)
Balance at end of period	$—	$102

The Company recognizes transfers into and out of levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstances that caused the transfer occurs. There were no transfers of assets or liabilities between the fair value measurement classifications.

6.	Prepaid expenses

Prepaid expenses as of June 30, 2017 and December 31, 2016 consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Prepaid insurance	$53	$273
Prepaid research and development expenses	779	546
Other prepaid expenses	116	27
Prepaid expenses	$948	$846

 As of June 30, 2017 and December 31, 2016, prepaid research and development expenses included $0.7 million and $0.5 million, respectively, for upfront fees paid to our research and development organizations assisting with our on-going clinical trial and drug formulation and manufacturing. The upfront fees will be relieved in future periods based upon work completed.

7.	Accrued expenses

Accrued expenses as of June 30, 2017 and December 31, 2016 consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Accrued personnel related costs	$547	$1,491
Accrued research and development expenses	315	87
Accrued audit and tax services	204	129
Other accrued expenses	88	55
Accrued expenses	$1,154	$1,762

8.	Promissory notes

On September 2, 2016, the Company repaid the outstanding principal balance on its Loan and Security Agreement with Oxford Finance LLC, or Oxford. During the three and six months ended June 30, 2016, the Company paid interest expense of $0.1 million and $0.2 million on its loan with Oxford, respectively.

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

As of June 30, 2017, the Company has 122,665 common shares which were available for issuance under the Plan.

The Company recognized stock-based compensation expense as follows for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Research and development	$130	$37	$255	$69
General and administrative	335	58	612	116
Total	$465	$95	$867	$185

As of June 30, 2017 there was $1.5 million of total unrecognized compensation expense related to non-vested stock awards, which is expected to be recognized over a weighted average period of 1.2 years.

The following table summarizes stock option activity, including options issued to employees, directors and non-employees (in thousands, except per share):

	Options Outstanding	Weighted Average Exercise Price
Outstanding at January 1, 2017	2,868	$3.63
Options granted	85	2.45
Options exercised	(3)	0.4589
Options expired	(7)	24.40
Options forfeited	(55)	2.23
Outstanding at June 30, 2017	2,888	$3.58

The total amount of options outstanding at June 30, 2017 include options with exercise prices denominated in Canadian dollars and U.S. dollars. The Canadian dollar amounts have been converted to U.S. dollars for purposes of the weighted average exercise price calculation using the grant date exchange rate for each Canadian dollar denominated option.

The fair values of options granted during the six months ended June 30, 2017 and 2016 were estimated at the date of grant using the following weighted-average assumptions:

	Six Months Ended June 30,
	2017	2016
Expected life of the option term (years)	4.1	3.8
Risk-free interest rate	1.61%	1.19%
Dividend rate	0%	0%
Volatility	144.8%	147.8%
Forfeiture rate	0.0%	3.4%

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

All dollar amounts are expressed in U.S. dollars unless otherwise noted. All amounts that are expressed on an as-converted from Canadian dollar to U.S. dollar basis are calculated using the conversion rate as of June 30, 2017 unless otherwise noted.

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

We have initiated a second Phase 2 clinical trial to confirm the dose and optimize the delivery of topsalysin for the treatment of clinically significant localized prostate cancer. We believe that the highly targeted mechanism by which topsalysin selectively destroys prostate tissue in BPH makes topsalysin a potential targeted focal treatment for localized prostate cancer. This study will utilize state of the art commercially available software which will allow us to use previously obtained MRI images of each patient’s prostate and map the prostate image to a real time 3D ultrasound to target the delivery of topsalysin directly into and around the pre-identified clinically significant tumor. A clinically significant tumor is defined in our study as, either a Gleason score 6 (pattern 3+3) and greater than or equal to 6 mm Maximum Cancer Core Length, or MCCL, or a Gleason score 7 (pattern 3+4 or 4+3) and lesser than or equal to 10 mm MCCL, which is thought to have the potential to progress and would therefore warrant treatment. (A Gleason score is a grading system utilized to describe how aggressive a prostate tumor is and how likely it is to spread. Generally, there are five recognized Gleason histological scores and a higher Gleason score indicates a more aggressive tumor.) The primary objective of the study is safety and tolerability of an injection of topsalysin and the key efficacy variable is focal ablation of a clinically significant lesion on biopsy at 24 weeks. This study is enrolling approximately 40 patients at clinical sites in the UK and US. Five clinical trial sites have been initiated and additional sites are in the process of being initiated. We expect to receive biopsy data for all patients conducted 24 weeks after the initial dose in the first quarter of 2018, assuming enrollment is completed as expected.

Based upon the results of the 24 week biopsy, the study includes an option to potentially re-treat the targeted lesion area with a second dose of topsalysin, with a targeted biopsy to occur 24 weeks following the second dose. In order to be eligible for a second dose, a patient cannot have experienced a significant adverse event attributable to topsalysin or the dosing procedure from the first dose and a patient will need to have had a clinical response from the first dose but still have the presence of a clinically significant lesion area. Based on our current timeline, we expect to have final biopsy data on all patients who receive a second dose in the fourth quarter of 2018.

We have completed a single-center, open-label Phase 2a proof of concept clinical trial of topsalysin for the treatment of localized low to intermediate risk prostate cancer. The primary objective of the trial was to assess the safety and tolerability of topsalysin when used to selectively target and focally ablate a clinically significant tumor. The potential efficacy was evidenced by histological changes, indicating tumor ablation at six months following treatment.

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

Essentially all of our research and development expenses related to topsalysin during the three months and six months ended June 30, 2017 and 2016. We recognized research and development expenses as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Clinical research and development	$879	$906	$1,707	$1,733
Manufacturing	378	35	633	105
Stock-based compensation expense	130	37	255	69
	$1,387	$978	$2,595	$1,907

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

Gain (Loss) on Revaluation of Warrant Liability

In connection with the offerings completed in 2016, we issued warrants to purchase our common shares. These warrants may require us to pay the warrant holder cash under certain provisions of the warrant and therefore we account for these warrants as a liability. As a result of these warrants being classified as a liability, we are required to calculate the fair value of these warrants at each reporting date. The fair value of these warrants is calculated utilizing a Black-Scholes pricing model. We calculated the initial fair value of these warrants at the date the warrants were issued. At each reporting date, we are required to remeasure the fair value of the warrant liability and any corresponding increase or decrease to the warrant liability is recorded as a gain (loss) on revaluation of warrant liability. In addition, if a warrant holder exercises warrants, we are required to revalue the fair value of the underlying warrants on the date of exercise and reclassify the change in the fair value from the warrant liability to contributed surplus.

Certain inputs utilized in our Black-Scholes fair value calculation may fluctuate in future periods based upon factors which are outside of our control. A significant change in one or more of these inputs used in the calculation of the fair value may cause a significant change to the fair value of our warrant liability which could also result in material non-cash gain or loss being reported in our consolidated statement of operations and comprehensive loss.

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

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the revenues and expenses incurred during the reported periods. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. There were no material changes to our critical accounting policies and estimates during the six months ended June 30, 2017.

 Results Of Operations

Comparison of the three months ended June 30, 2017 and 2016

The following table summarizes the results of our operations for the three months ended June 30, 2017 and 2016, together with the changes in those items in dollars (in thousands):

	Three Months Ended June 30,		Change
	2017	2016	2017 vs. 2016
Research and development expenses	1,387	978	409
General and administrative expenses	1,367	1,357	10
Interest expense	—	(137)	137
Interest income	53	3	50
Gain (loss) on revaluation of warrant liability	3,320	(1,619)	4,939
Other expense	(9)	(3)	(6)

Research and development expenses. Research and development expenses were $1.4 million for the three months ended June 30, 2017 compared to $1.0 million for the three months ended June 30, 2016. The increase in research and development costs is attributable to the following:

●	a $0.5 million increase in clinical costs associated with our Phase 2b for the focal treatment of localized prostate cancer which was initiated in March 2017;

●	a $0.3 million increase in the costs associated with manufacturing activities for topsalysin; and

●

a $0.1 million increase in the non-cash stock-based compensation expense. The increase in the non-cash stock-based compensation expense is primarily associated with stock options granted to employees in December 2016.

These increases are partially offset by decreases of $0.2 million for costs associated with our completed Phase 2a proof of concept clinical trial for low to intermediate risk prostate cancer and $0.3 million for personnel related costs.

General and administrative expenses. General and administrative expenses were $1.4 million for the three months ended June 30, 2017 and 2016. General and administrative expense included non-cash stock-based compensation expense of $0.3 million for the three months ended June 30, 2017 as compared to $0.1 million for the three months ended June 30, 2016. The increase in the non-cash stock-based compensation expense is primarily associated with stock options granted to employees in December 2016 and directors in May 2017. This increase was offset by decreases for personnel related costs.

Interest expense. Interest expense was $0.1 million for the six months ended June 30, 2016. Interest expense was related to our promissory notes with Oxford. We repaid the outstanding principal balance of the Oxford Loan and Security Agreement in full in September 2016.

Interest income. Interest income was $53,000 was for the three months ended June 30, 2017 compared to $3,000 for the three months ended June 30, 2016. The increase is due to the increase in the average balances of our interest-bearing cash and investment accounts from period to period.

 Gain (loss) on revaluation of warrant liability. Gain on revaluation of the warrant liability was $3.3 million for the three months ended June 30, 2017 compared to a loss of $1.6 million for the three months ended June 30, 2016. This non-cash gain is associated with the change in the fair value of our warrant liability which is calculated using a Black-Scholes pricing model.

Other expense. Other expense was $9,000 for the three months ended June 30, 2017 compared to $3,000 for the three months ended June 30, 2016. This change was due to an increase in foreign exchange losses associated with foreign currency transactions.

Comparison of the six months ended June 30, 2017 and 2016

The following table summarizes the results of our operations for the six months ended June 30, 2017 and 2016, together with the changes in those items in dollars (in thousands):

	Six Months Ended June 30,		Change
	2017	2016	2017 vs. 2016
Research and development expenses	2,595	1,907	688
General and administrative expenses	2,736	2,521	215
Interest expense	—	(287)	287
Interest income	103	7	96
Gain (loss) on revaluation of warrant liability	3,234	(1,619)	4,853
Other expense	(16)	(7)	(9)

Research and development expenses. Research and development expenses were $2.6 million for the six months ended June 30, 2017 compared to $1.9 million for the six months ended June 30, 2016. The increase in research and development costs is attributable to the following:

●	a $1.0 million increase in clinical costs associated with our Phase 2b for the focal treatment of localized prostate cancer which was initiated in March 2017;

●	a $0.5 million increase in the costs associated with manufacturing activities for topsalysin; and

●	a $0.2 million increase in the non-cash stock-based compensation expense, primarily associated with stock options granted to employees in December 2016.

These increases are partially offset by decreases of $0.4 million for costs associated with our completed Phase 2a proof of concept clinical trial for low to intermediate risk prostate cancer and $0.4 million for personnel related costs.

General and administrative expenses. General and administrative expenses were $2.7 million for the six months ended June 30, 2017 compared to $2.5 million for the six months ended June 30, 2016. The increase from the six months ended June 30, 2016 as compared to the six months ended June 30, 2017 is primarily due to an increase in professional services and non-cash stock-based compensation expense. The increase in the non-cash stock-based compensation expense is primarily associated with stock options granted to employees in December 2016 and directors in May 2017. These increases are partially offset by the decreases in personnel related costs, legal and closing costs which were expensed as they were allocated to the warrants issued in our completed financing during the six months ended June 30, 2016.

Interest expense. Interest expense was $0.3 million for the six months ended June 30, 2016. Interest expense is related to our promissory notes with Oxford. We repaid the outstanding principal balance of the Oxford Loan and Security Agreement in full in September 2016.

Interest income. Interest income was $0.1 million for the six months ended June 30, 2017 compared to $7,000 for the six months ended June 30, 2016. The increase is due to the increase in the average balances of the interest-bearing cash and investment accounts from period to period.

Gain (loss) on revaluation of warrant liability. Gain on revaluation of the warrant liability was $3.2 million for the six months ended June 30, 2017 as compared to a loss of $1.6 million for the six months ended June 30, 2016. This non-cash gain is associated with the change in the fair value of our warrant liability which is calculated using a Black-Scholes pricing model.

Other expense. Other expense was $16,000 for the six months ended June 30, 2017 compared to $7,000 for the six months ended June 30, 2016. This change was primarily due to a decrease in foreign exchange losses associated with foreign currency transactions.

Liquidity and Capital Resources

Overview

Since our inception, our operations have been primarily financed through public and private equity sales, debt financings and payments from Kissei. Since inception, we have devoted our resources to funding and conducting research and development programs, including discovery research, preclinical studies and clinical trial activities.

At June 30, 2017 we had cash, cash equivalents and securities available-for-sale of $24.0 million and working capital of $23.4 million. We expect that our cash, cash equivalents and securities available-for-sale will be sufficient to fund our operations to the end of 2018. At this point in time we do not plan on pursuing a second Phase 3 trial in BPH unless we obtain additional financing. We could use dilutive funding options to fund a second Phase 3 trial in BPH such as an equity financing and non-dilutive funding options such as a partnering arrangement or royalty agreement. There can be no assurance that such funding will be available on acceptable terms.

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

 Cash Flows

The following table shows a summary of our cash flows for the six months ended June 30, 2017 and 2016 (in thousands):

	Six Months Ended June 30,
	2017	2016
Net cash provided by (used in):
Operating activities	$(4,869)	$(4,735)
Investing activities	(1,110)	2,500
Financing activities	2	4,692
Effect of exchange rate changes on cash and cash equivalents	1	—
Net decrease in cash and cash equivalents	$(5,976)	$2,457

Operating Activities

Net cash used in operating activities increased to $4.9 million for the six months ended June 30, 2017 from $4.7 million for the six months ended June 30, 2016. The increase in net cash used in operating activities of $0.2 million was primarily due to the use of cash for upfront fees paid to our research and development organizations assisting with our clinical trial and manufacturing activities, offset by the decrease in funds used for the payment of accounts payable.

Investing Activities

Net cash used in investing activities was $1.1 million for the six months ended June 30, 2017, compared to $2.5 million net cash provided by investing activities for the six months ended June 30, 2016. The net cash used in investing activities during the six months ended June 30, 2017 represents the usage of cash to purchase securities classified as available-for-sale. The net cash provided by investing activities during the six months ended June 30, 2016 represents the proceeds from the maturity of securities classified as available-for-sale to fund our operations, and to a lesser extent, to purchase securities with maturities less than 90 days which are classified as cash and cash equivalents.

Financing Activities

Net cash provided by financing activities was $2,000 for the six months ended June 30, 2017, compared to $4.7 million cash provided by financing activities for the six months ended June 30, 2016. The cash provided by financing activities for the six months ended June 30, 2017 are proceeds from the exercise of stock options. The cash provided by financing activities in the six months ended June 30, 2016 are the net proceeds from our completed financing in May 2016 and proceeds from the exercise of warrants.

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

In May 2017, the FASB issued ASU No. 2017-09, "Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting". The new standard provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The new standard will be effective for us on January 1, 2018; however, early adoption is permitted. The adoption of this standard is not expected to have a material impact on our financial position or results of operations.

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

As of June 30, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2017.

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

PART II. OTHER INFORMATION

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

We have not completed the development of any product candidates and, accordingly, have not begun to commercialize, or generate any product revenues from any product candidate. We are at an early stage of development of our product candidate, topsalysin, for the treatment of the lower urinary tract symptoms of benign prostatic hyperplasia, or BPH and for the treatment of clinically significant localized prostate cancer. Topsalysin requires significant additional clinical testing and investment prior to seeking marketing approval for either the treatment of the symptoms of BPH or the treatment of prostate cancer. On November 10, 2015, we announced final results from our Phase 3 "PLUS-1" study of topsalysin as a treatment for lower urinary tract symptoms of BPH. However, in order to seek regulatory approval for the treatment of the symptoms of BPH, we would be required to conduct a second Phase 3 clinical trial. At this point in time we do not plan on pursuing a second Phase 3 trial in BPH unless we obtain additional financing or secure a development partner to fund such new clinical trial. There can be no assurance that such funding or a development partner will be available on acceptable terms or at all. In May 2015, we initiated a Phase 2a proof of concept clinical trial of topsalysin for the treatment of localized low to intermediate risk prostate cancer and on June 9, 2016, we announced the biopsy data of all 18 patients. We have initiated a second Phase 2 clinical trial to confirm the dose and optimize the delivery of topsalysin for the treatment of localized prostate cancer, which will be conducted across clinical sites in the UK and US. While we believe that we may be able to seek regulatory approval for topsalysin for the treatment of localized prostate cancer with one Phase 3 clinical trial, we have not discussed late-stage clinical development in this indication with the Food and Drug Administration, or FDA, or foreign regulatory authorities and these authorities may disagree with our assessment and require additional clinical trials or other studies before we can submit for regulatory approval. We will continue to refine our development plans for topsalysin for the treatment of localized prostate cancer based on the results of our second Phase 2 clinical trial and discussions with regulatory agencies and may change our assessment of required clinical trials and our development plan. A commitment of substantial resources by us and potential partners will be required to conduct additional clinical trials for topsalysin to meet applicable regulatory standards, obtain required regulatory approvals, and to successfully commercialize this product candidate for the treatment in either indication. Topsalysin is not expected to be commercially available for either indication for several years, if at all, and any projected timelines for commercialization are subject to a number of factors that are outside our control. There is no assurance that we will be able to commercialize topsalysin within the time periods we expect or that our clinical trials will support the regulatory approvals needed to commercialize topsalysin at all.

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

Delays in the commencement or completion of clinical testing could significantly impact our product development costs and could result in the need for additional financing. Although we have completed the first of two required Phase 3 clinical trials of topsalysin for the treatment of the symptoms of BPH and completed a Phase 2a proof of concept clinical trial for the treatment of localized low to intermediate risk prostate cancer, and have commenced a Phase 2b trial for the treatment of clinically significant localized prostate cancer, we do not know whether or when we will be able to fund any additional clinical trials for either the treatment of clinically significant localized prostate cancer or the treatment of the symptoms of BPH, or if any future trials will be completed on time, or at all.

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

We expect that topsalysin will compete with the current treatment options for the symptoms of BPH, which include oral drug therapy and surgery. Oral drug therapies include (a) alpha-blockers, such as tamsulosin (marketed under various trade names by numerous companies, including as Flomax® by Astellas Pharma), alfuzosin (marketed in the United States by Sanofi as Uroxatral®), doxazosin (marketed by Pfizer as Cardura® and Cardura® XL) and silodosin (marketed by Watson Pharmaceuticals as Rapaflo® in the United States), (b) 5-alpha reductase inhibitors, such as dutasteride (marketed by GlaxoSmithKline plc as Avodart®) and finasteride (marketed by Merck & Co., Inc. as Proscar®), (c) combinations of a-blockers and 5-alpha reductase inhibitors such as tamsulosin and dutasteride (marketed by GSK as Jalyn®) and (d) tadalafil (marketed as Cialis® by Eli Lilly), a PDE5 inhibitor which obtained FDA approval for the treatment of the symptoms of BPH in October 2011. Several minimally invasive surgical therapies, or MIST, are available, including transurethral microwave thermotherapy, or TUMT, transurethral needle ablation, or TUNA, photo-selective vaporization of prostate, holmium laser enucleation of the prostate, transurethral electrovaporization of the prostate, interstitial laser coagulation, and the UroLift® system (marketed by NeoTract, Inc.), which is an implant delivered into the body via a small needle and designed to hold prostate tissue out of the way of the blocked urethra. Currently, the most commonly used MIST procedures are laser ablations of the prostate, TUMT, and TUNA. Surgery for BPH treatment is usually considered in patients who fail drug therapy as a result of side effects or inadequate relief of symptoms, have refractory urinary retention, or have recurrent urinary tract infections. Alternatively, surgery may be the initial treatment in patients with severe urinary symptoms. Surgical procedures for BPH include transurethral resection of the prostate, as well as other procedures such as transurethral incision of the prostate and transurethral vaporization of the prostate. In May 2017, Nymox Pharmaceuticals announced that it had filed for marketing authorization for Fexapotide Triflutate for the treatment of the symptoms of BPH in five European countries, the Netherlands, the United Kingdom, Germany, France and Spain. In addition, there are other treatments that are currently in clinical development for the treatment of the symptoms of BPH. Light Sciences Oncology Inc.’s AptocineTM is currently in Phase 2 clinical trials; and in late 2015, Procept BioRobotics announced the first patients had been treated in a Phase 3 clinical trial to evaluate the AquaBeam System, a waterjet ablation therapy for endoscopic resection of prostate tissue.

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

As of June 30, 2017, we had six full-time employees. In May 2016, we had a reduction in force of five employees to preserve our cash resources while we pursue strategic alternatives. If we obtain additional capital we may have to rehire these employees or identify and hire replacements. In addition, we have engaged part-time individual consultants to assist us with managing vendors and CROs, project management, regulatory compliance and business development. We will need to expand our managerial, operational, financial and other resources in order to manage our operations and clinical trials, continue our research and development activities, and commercialize our product candidate. Our management and scientific personnel, systems and facilities currently in place may not be adequate to support our future growth. Our need to effectively manage our operations, growth and various projects requires that we:

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

*Coverage and reimbursement may not be available, or may be available at only limited levels, for topsalysin, which could make it difficult for us to sell topsalysin profitably.

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

Since its enactment there have been judicial and Congressional challenges to other aspects of the PPACA, and we expect there will be additional challenges and amendments to the PPACA in the future. As a result there have been delays in the implementation of, and action taken to repeal or replace, certain aspects of the PPACA. In January 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the PPACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the PPACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The U.S. House of Representatives passed legislation known as the American Health Care Act of 2017 in May 2017. More recently, the Senate Republicans have released and then updated a draft bill known as the Better Care Reconciliation Act of 2017. Each of these Congressional proposals would repeal and replace certain aspects of the PPACA if ultimately enacted. The Senate Republicans have also contemplated legislation to repeal the PPACA without companion legislation to replace it. The prospects for enactment of these legislative initiatives remain uncertain. Further, Congress also could consider other legislation to replace elements of the PPACA. We continue to evaluate the potential effect of the possible repeal and replacement of the PPACA may have on our business.

In addition, other legislative changes have been proposed and adopted in the United States since the PPACA. For example, through the process created by the Budget Control Act of 2011, there are automatic reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect in April 2013 and, following passage of the Bipartisan Budget Act of 2015, will remain in effect through 2025 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers. Further, recently there has been heightened governmental scrutiny over the manner in which drug manufacturers set prices for their marketed products. We expect that additional federal and state healthcare reform measures will be adopted in the future, any of which could result in reduced demand for our products or other adverse effects on our business.

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

At June 30, 2017, we had $24.0 million of cash, cash equivalents securities available-for-sale. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents since June 30, 2017, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Further dislocations in the credit market may adversely impact the value and/or liquidity of cash equivalents owned by us.

*Fluctuations in foreign currency exchange rates could result in changes in our reported revenues and earnings.

We currently incur expenses denominated in foreign currencies, specifically in connection with our manufacturing and supply agreement with Boehringer Ingelheim RCV GmbH & Co KG for the manufacture of topsalysin, for which payments are denominated in euro. In addition, we are utilizing several clinical vendors which are located in various countries outside of the United States. These clinical vendors invoice us in the local currency of the vendor. We do not engage in foreign currency hedging arrangements for our accounts payable, and, consequently, foreign currency fluctuations may adversely affect our earnings. During the six months ended June 30, 2017 and 2016, 15.0% and 9.6% respectively, of our operating expenses were denominated in currencies other than the U.S. dollar. Going forward we anticipate that our sales and expenses, if any, will be denominated in the local currency of the country in which they occur. We may decide to manage this risk by hedging our foreign currency exposure, principally through derivative contracts. Even if we decide to enter into such hedging transactions, we cannot be sure that such hedges will be effective or that the costs of such hedges will not exceed their benefits. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the euro, could result in material amounts of cash being required to settle the hedge transactions or could adversely affect our financial results.

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

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an emerging growth company until December 31, 2018, although circumstances could cause us to lose that status earlier, including if the market value of our common shares held by non-affiliates exceeds $700 million as of any June 30 before that time or if we have total annual gross revenue of $1.07 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31, or if we issue more than $1.0 billion in non-convertible debt during any three year period before that time, in which case we would no longer be an emerging growth company immediately. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which would allow us to take advantage of many of the same exemptions from disclosure requirements including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common shares less attractive because we may rely on these exemptions. If some investors find our common shares less attractive as a result, there may be a less active trading market for our common shares and our share price may be more volatile.

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

Item  6.       Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit number	Description of Exhibit	Incorporated by Reference or Attached Hereto

3.1	Certificate of Amalgamation of the Company, dated January 1, 2005	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

3.2	Notice of Articles of the Company	Attached hereto

3.3	Articles of the Company	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

4.1	Form of Common Share Certificate	Incorporated by reference to the Amendment No. 4 to the Registrant’s Form S-1/A (SEC File No. 333-186724) filed on July 15, 2013.

4.2	Common Share Purchase Warrant Issued to Oxford Finance LLC	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

4.3	Common Share Purchase Warrant Issued to Oxford Finance LLC	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

4.4	Omnibus Amendment to Warrants to Purchase Common Shares dated February 14, 2014 by and between the Company and Oxford Finance LLC	Incorporated by reference to the Current Report on Form 8-K filed on February 18, 2014.

4.5	Common Share Purchase Warrant Issued to Oxford Finance LLC dated June 30, 2014	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 7, 2014.

4.6	Common Share Purchase Warrant Issued to Oxford Finance LLC dated June 30, 2014	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 7, 2014.

4.7	Registration Rights Agreement by and between the Company and Aspire Capital Fund, LLC dated May 16, 2014.	Incorporated by reference to the Current Report on Form 8-K filed on May 19, 2014.

4.8	Form of Common Share Purchase Warrant Issued in connection with the Company’s May 2016 Financing	Incorporated by reference to the Current Report on Form 8-K filed on May 11, 2016.

4.9	Form of Common Share Purchase Warrant Issued in connection with the Company’s August 2016 Financing	Incorporated by reference to the Current Report on Form 8-K filed on August 23, 2016.

10.1	Non-employee Director Compensation Program	Incorporated by reference to the Current Report on Form 8-K filed on March 17, 2017.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended	Attached hereto

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended	Attached hereto

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached hereto

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached hereto

101.	INS	**	XBRL Instance Document	Attached hereto
101.	SCH	**	XBRL Taxonomy Extension Schema Document	Attached hereto
101.	CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document	Attached hereto
101.	DEF	**	XBRL Taxonomy Extension Definition Linkbase Document	Attached hereto
101.	LAB	**	XBRL Taxonomy Extension Label Linkbase Document	Attached hereto
101.	PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document	Attached hereto

+	Indicates management contract or compensatory plan.
*	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
**

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on the 10th day of August 2017.

SOPHIRIS BIO INC.

By:	/s/ Randall E. Woods
Randall E. Woods Chief Executive Officer and President

By:	/s/ Peter T. Slover
Peter T. Slover Chief Financial Officer