Form 10-Q
period 2017-09-30
SOPHIRIS BIO INC.
filed 2017-11-09
CIK 1563855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

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

As of November 6, 2017, the registrant had 30,111,153 common shares (no par value) outstanding.

SOPHIRIS BIO INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Sophiris Bio Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

(Unaudited)

	September 30, 2017	December 31, 2016
Assets:

Current assets:
Cash and cash equivalents	$16,486	$12,800
Securities available-for-sale	12,027	16,201
Other receivables	62	128
Prepaid expenses	1,118	846
Total current assets	29,693	29,975

Property and equipment, net	3	4
Other long-term assets	—	19
Total assets	$29,696	$29,998

Liabilities and shareholders’ equity:

Current liabilities:
Accounts payable	$737	$459
Accrued expenses	1,484	1,762
Total current liabilities	2,221	2,221

Long-term promissory note	6,756	—
Warrant liability	9,491	13,396
Stock-based compensation liability	—	57
Total liabilities	18,468	15,674

Commitments and contingencies

Shareholders’ equity:
Common shares, unlimited authorized shares, no par value; 30,111,153 and 30,107,644 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	131,246	131,245
Contributed surplus	25,470	23,900
Accumulated other comprehensive gain	96	99
Accumulated deficit	(145,584)	(140,920)
Total shareholders’ equity	11,228	14,324
Total liabilities and shareholders’ equity	$29,696	$29,998

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sophiris Bio Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating expenses:
Research and development	$1,649	$624	$4,244	$2,531
General and administrative	1,685	3,043	4,422	5,564
Total operating expenses	3,334	3,667	8,666	8,095
Other income (expense):
Interest expense	(35)	(86)	(35)	(373)
Interest income	56	3	159	11
Gain (loss) on revaluation of warrant liability	670	(350)	3,905	(1,969)
Loss on early extinguishment of debt	—	(180)	—	(180)
Other expense, net	(11)	(4)	(27)	(11)
Total other income (expense), net	680	(617)	4,002	(2,522)
Net loss	$(2,654)	$(4,284)	$(4,664)	$(10,617)

Basic and diluted loss per share	$(0.09)	$(0.17)	$(0.15)	$(0.51)
Weighted average number of outstanding shares – basic and diluted	30,111	25,215	30,111	20,617
Other comprehensive income (loss):
Unrealized gain (loss) on securities available-for-sale	11	—	(3)	—
Total other comprehensive loss	$(2,643)	$(4,284)	$(4,667)	$(10,617)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 Sophiris Bio Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows used in operating activities
Net loss for the period	$(4,664)	$(10,617)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,328	266
Amortization of debt discount	7	81
Amortization of promissory note issuance costs	3	—
Depreciation of property and equipment	4	12
Amortization of discount on securities available-for-sale	119	—
Change in fair value warrant liability	(3,905)	1,969
Non-cash portion of loss on early extinguishment of debt	—	(159)
Payment of original issue discount	—	(124)
Foreign exchange transaction gain (loss)	1	(1)
Changes in operating assets and liabilities:
Other receivables	66	(4)
Prepaid expenses and other long-term assets	(253)	(4)
Accounts payable	254	(651)
Accrued expenses	(278)	1,007
Net cash used in operating activities	(7,318)	(8,225)
Cash flows provided by investing activities
Purchase of property and equipment	(3)	—
Maturities of securities available-for-sale	12,736	2,750
Purchases of securities available-for-sale	(8,683)	(453)
Net cash provided by investing activities	4,050	2,297
Cash flows provided by financing activities
Proceeds from the issuance of common shares and warrants, net of paid offering costs	—	33,665
Proceeds from exercise of stock options	2	92
Proceeds from the exercise of warrants	—	2,486
Proceeds from the issuance of the Silicon Valley Bank promissory note, net of issuance cost	6,953	—
Principal payments on the Oxford promissory notes	—	(5,141)
Net cash provided by financing activities	6,955	31,102
Effect of exchange rate changes on cash and cash equivalents	(1)	—
Net increase cash and cash equivalents	3,686	25,174
Cash and cash equivalents at beginning of period	12,800	5,881
Cash and cash equivalents at end of period	$16,486	$31,055

Supplemental disclosures of non-cash investing and financing activities:
Change in the fair value of stock-based compensation liability recorded to contributed surplus	$(57)	$27
Valuation of warrants issued in connection with the Silicon Valley Bank promissory note	$185	$—
Valuation of warrant liability upon issuance of warrants in connection with equity financings	$—	$18,747
Valuation of exercised warrants reclassified from warrant liability to contributed surplus	$—	$5,681
Issuance costs included in accounts payable and accrued expenses but not paid	$23	$132

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sophiris Bio Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1.	Nature of the business

Company

Sophiris Bio Inc., or the Company, or Sophiris, is a clinical-stage biopharmaceutical company currently developing topsalysin for treatment of clinically significant localized prostate cancer and as a treatment for the lower urinary tract symptoms of benign prostatic hyperplasia, or BPH, commonly referred to as an enlarged prostate. The Company is governed by the British Columbia Business Corporations Act. The Company’s operations were initially located in Vancouver, British Columbia until April 2011, when its core activities and headquarters relocated from Vancouver, British Columbia to San Diego, California.

The condensed consolidated financial statements include the accounts of Sophiris and its wholly-owned subsidiaries, Sophiris Bio Corp. and Sophiris Bio Holding Corp., both of which are incorporated in the State of Delaware.

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

GAAP requires the Company’s management to make estimates and judgments that may affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. The Company bases estimates and judgments on historical experience and on various other factors that it believes to be reasonable under the circumstances. The significant estimates in these interim condensed consolidated financial statements include stock-based compensation expense, fair value of the warrant liability and accrued research and development expenses, including accruals related to the Company’s ongoing clinical trial. The Company’s actual results may differ from these estimates. The Company evaluates its estimates on an ongoing basis. Changes in estimates are reflected in reported results in the period in which they become known by the Company’s management.

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

Securities Available-for-Sale

Investments with an original maturity of more than three months when purchased have been classified by management as securities available-for-sale. Such investments are carried at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive gain (loss) in shareholders’ equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. No other-than-temporary impairments were identified for the investment securities held by the Company as of September 30, 2017 and December 31, 2016. The cost of investment securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. The cost of securities sold is based on the specific-identification method. The Company has classified all of its investment securities as available-for-sale, including those with maturities beyond one year, as current assets on the consolidated balance sheets based on the highly liquid nature of the investment securities and because these investment securities are considered available for use in current operations.

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

Effective November 13, 2013, the Company voluntarily delisted from the Toronto Stock Exchange, or TSX. As a result of the delisting from the TSX and the change in the Company’s functional currency to the U.S. dollar, the stock options granted with exercise prices denominated in Canadian dollars are considered dual indexed as defined in Accounting Standards Codification, or ASC, Topic 718, “Compensation, Stock Compensation”. As a result, the Company is required to account for these stock options as a liability. Historically these options had been accounted for as equity. The estimated fair value is determined using the Black-Scholes pricing model based on the estimated value of the underlying common shares at the valuation measurement date, the remaining service period of the stock options, risk-free interest rates, expected dividends and expected volatility of the price of the underlying common shares. The fair value of the stock-based compensation liability was zero at September 30, 2017. As the calculated fair value of the stock options at September 30, 2017 was less than the original grant date fair value, no additional compensation expense was recorded in the consolidated statement of operations and comprehensive loss. The change in the fair value of the stock-based compensation liability was recorded as an adjustment to Contributed Surplus of zero and ($57,000) for the three and nine months ended September 30, 2017, respectively, and $93,000 and $27,000 for the three and nine months ended September 30, 2016, respectively.

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

 Recent accounting pronouncements

 In May 2014, the Financial Accounting Standards Board, or FASB, issued new guidance related to revenue recognition (Accounting Standards Update, or ASU, No. 2014-09 Revenue from Contracts with Customers (Topic 606)). Subsequently the FASB has issued additional guidance (ASU Nos. 2015-14; 2016-08; 2016-10; 2016-12; 2016-20 Revenue from Contracts with Customers (Topic 606)). The guidance establishes principles for reporting information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Two methods of adoption are permitted: (a) full retrospective adoption, meaning the standard is applied to all periods presented or (b) modified retrospective adoption, meaning the cumulative effect of applying the new guidance is recognized as an adjustment to the opening retained earnings balance. The standard will be effective beginning the first quarter of 2018 and the Company is in the process of determining the adoption method. The Company did not recognize any revenue from contracts with customers in the years ended December 31, 2016, 2015 and 2014. Although the Company is still evaluating the impact of the new standard, the Company anticipates that the impact will not be material to the consolidated financial statements as the Company does not currently generate revenues from contracts with customers.

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

The following diluted securities have been excluded from the computation of diluted weighted-average shares outstanding as of September 30, 2017 and 2016 as the Company recorded a net loss in all periods and therefore they would be anti-dilutive (in thousands):

	September 30,
	2017	2016
Options to purchase common shares	2,888	1,978
Common share purchase warrants	5,825	6,206

4.	Securities Available-for-Sale

Securities available-for-sale consisted of the following as of September 30, 2017 (in thousands):

	September 30, 2017
	Amortized	Unrealized		Estimated
	Cost	Gain	Loss	Fair Value
Commercial paper	$3,292	$—	$—	$3,292
U.S. government sponsored enterprise securities	8,738	—	(3)	8,735
	$12,030	$—	$(3)	$12,027

As of September 30, 2017, all of the Company’s securities available for sale have a contractual maturity of less than one year.

Securities available-for-sale consisted of the following as of December 31, 2016 (in thousands):

	December 31, 2016
	Amortized	Unrealized		Estimated
	Cost	Gain	Loss	Fair Value
Commercial paper	$3,890	$—	$—	$3,890
U.S. government sponsored enterprise securities	12,311	—	—	12,311
	$16,201	$—	$—	$16,201

 As of December 31, 2016, all of the Company’s securities available for sale have a contractual maturity of less than one year.

5.	Fair value measurement and financial instruments

As of September 30, 2017 the Company had $27.6 million of securities consisting of money market funds, commercial paper and U.S. government sponsored enterprise securities with maturities that range from two days to four months with an overall average time to maturity of approximately one and one quarter months. The Company has the ability to liquidate these investments without restriction. The Company determines fair value for securities with Level 1 inputs through quoted market prices. The Company determines fair value for securities with Level 2 inputs through broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. The Company’s Level 2 securities have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, typically utilizing third party pricing services or other observable market data. The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, and other industry and economic events. The Company’s Level 3 inputs are unobservable inputs based on the Company’s assessment that market participants would use in pricing the instruments.

The following tables presents the Company’s assets and liabilities that are measured at fair value on a recurring basis for the periods presented (in thousands):

	September 30, 2017	Level 1	Level 2	Level 3
Assets:
Money market funds	$82	$82	$—	$—
Commercial paper	18,782	—	18,782	—
U.S. government sponsored enterprise securities	8,735	—	8,735	—
Total assets	$27,599	$82	$27,517	$—
Liabilities:
Warrant liability	$9,491	$—	$—	$9,491
Total liabilities	$9,491	$—	$—	$9,491

	December 31, 2016	Level 1	Level 2	Level 3
Assets:
Money market funds	$57	$57	$—	$—
Commercial paper	16,085	—	16,085	—
U.S. government sponsored enterprise securities	12,311	—	12,311	—
Total assets	$28,453	$57	$28,396	$—
Liabilities:
Warrant liability	$13,396	$—	$—	$13,396
Stock-based compensation liability	57	—	—	57
Total liabilities	$13,453	$—	$—	$13,453

Warrant liability

In connection with the offering completed in May 2016, the Company issued 1,785,714 warrants to purchase its common shares. These warrants may require the Company to pay the warrant holder cash under certain provisions of the warrant and therefore the Company is accounting for these warrants as a liability. As a result of these warrants being classified as a liability, the Company is required to calculate their fair value at each reporting date. The fair value of these warrants is calculated utilizing a Black-Scholes pricing model. As of September 30, 2017, only 10,000 warrants remain outstanding from the May 2016 offering for which the fair value was remeasured as of September 30, 2017. The following inputs were utilized in the Black-Scholes pricing model:

	September 30, 2017	December 31, 2016
Stock price	$2.15	$2.80
Exercise price	$1.40	$1.40
Risk-free interest rate	1.70%	1.78%
Volatility	145.62%	144.25%
Dividend yield	0.00%	0.00%
Expected life in years	3.61	4.36
Calculated fair value per warrant	$1.87	$2.55

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

	September 30, 2017	December 31, 2016
Stock price	$2.15	$2.80
Exercise price	$4.00	$4.00
Risk-free interest rate	1.75%	1.85%
Volatility	141.15%	140.47%
Dividend yield	0.00%	0.00%
Expected life in years	3.90	4.65
Calculated fair value per warrant	$1.69	$2.38

The following table presents a reconciliation of the warrant liability measured at fair value using unobservable inputs (Level 3) (in thousands):

Warrant Liability
Balance at January 1, 2017	$13,396
Change in fair value of warrant liability	(3,905)
Balance at September 30, 2017	$9,491

Stock-based compensation liability

The Company calculates the fair value of the stock-based compensation liability for those stock options with exercise prices denominated in Canadian Dollars (level 3) at each reporting period utilizing a Black-Scholes pricing model. The following inputs were utilized in the Black-Scholes pricing model:

	September 30, 2017	December 31, 2016
Stock price at the end of each reporting period	$2.15	$2.80
Weighted average exercise price	$11.58	$11.06
Risk-free interest rate	1.31%	0.85%
Volatility	31.51%	120.81%
Dividend yield	0.00%	0.00%
Expected life in years	0.13	0.85
Calculated fair value per stock option	$0.00	$0.33

The following table presents a reconciliation of the stock-based compensation liability measured at fair value using unobservable inputs (Level 3) (in thousands):

Stock-based Compensation Liability
Balance at January 1, 2017	$57
Change in fair value of stock-based compensation liability recorded as an adjustment to contributed surplus	(57)
Balance at September 30, 2017	$—

The Company recognizes transfers into and out of levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstances that caused the transfer occurs. There were no transfers of assets or liabilities between the fair value measurement classifications.

6.	Prepaid expenses

Prepaid expenses as of September 30, 2017 and December 31, 2016 consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Prepaid insurance	$326	$273
Prepaid research and development expenses	720	546
Other prepaid expenses	72	27
Prepaid expenses	$1,118	$846

 As of September 30, 2017 and December 31, 2016, prepaid research and development expenses included $0.7 million and $0.5 million, respectively, for upfront fees paid to our research and development organizations assisting with our on-going clinical trial and drug formulation and manufacturing. The upfront fees will be relieved in future periods based upon work completed.

7.	Accrued expenses

Accrued expenses as of September 30, 2017 and December 31, 2016 consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Accrued personnel related costs	$751	$1,491
Accrued interest	25	—
Accrued research and development expenses	370	87
Accrued audit and tax services	162	129
Other accrued expenses	176	55
Accrued expenses	$1,484	$1,762

8.	Promissory notes

On September 2, 2016, the Company repaid the outstanding principal balance on its Loan and Security Agreement with Oxford Finance LLC, or Oxford.

On September 8, 2017, the Company entered into a new Loan and Security Agreement with Silicon Valley Bank. Under the terms of the agreement, the Company has the ability to request term loan advances in two tranches. The first tranche of 7.0 million was effective on the date of the agreement and the second tranche is available to the Company in a single advance not to exceed $3.0 million if the Company has either (a) received net proceeds of $20.0 million from the sale of common shares prior to December 31, 2018 or (b) obtained positive Phase 2b data in a clinical trial of Topsalysin for treatment of localized cancer prior to December 31, 2018.

The principal borrowed under the first tranche of $7.0 million bears fixed interest of 6.75% per annum. The Company has the option to prepay the outstanding balance of the loan in full, subject to a prepayment fee of 1% to 3% depending upon when the prepayment occurs. Upon the final repayment of the loan on the maturity date of September 1, 2021, by prepayment, or upon acceleration, the Company shall pay Silicon Valley Bank an additional fee of 5% of the principal amount of $7.0 million. This additional fee is recorded as a debt discount and is being recognized as interest expense over the life of the loan utilizing the effective interest method. The repayment terms are interest only payments through September 2018 followed by 36 equal monthly payments of principal and interest.

Pursuant to the first tranche of the loan, the Company issued warrants to Silicon Valley Bank to purchase an aggregate of up to 99,526 of the Company’s common shares at an exercise price of $2.11 per share. The warrants will expire seven years from the date of the grant. The fair value of $0.2 million for this equity component was derived using the Black-Scholes pricing model utilizing the following inputs: risk-free interest rate – 1.9%, volatility – 113.9%, dividend yield – 0% and expected life in years – 7. The $7.0 million proceeds were allocated to equity and the debt based on their relative fair values. As of September 30, 2017, the aggregate fair value of the debt, based on level 3 inputs, was approximately $7.0 million. The equity component was recognized as a debt discount and will be amortized to interest expense over the life of the debt. Interest on the loan, consisting of the stated interest rate, final payment fee and amortization of the discount, is being recognized under the effective interest method.

The third party issuance costs incurred related to the loan of $0.1 million are being amortized under the effective interest method over the life of the loan and have been recorded as a reduction to the loan balance.

In connection with the loan, the Company granted to Silicon Valley Bank a security interest in all of the Company’s personal property now owned or hereafter acquired, excluding intellectual property and certain other assets.

The Company is not subject to any financial covenants under the loan. As of September 30, 2017, the Company was in compliance with all covenants under the loan. The loan agreement contains customary affirmative and negative covenants, indemnification provisions and events of default. The affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports and maintain certain intellectual property rights. The negative covenants include, among others, restrictions on transferring or licensing our assets, changing our business, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, and creating other liens on our assets, in each case subject to customary exceptions. If we default under the loan, Silicon Valley Bank may accelerate all of our repayment obligations and take control of our pledged assets. Silicon Valley Bank could declare a default under the loan upon the occurrence of any event that Silicon Valley Bank interprets as a material adverse change as defined under the loan agreement, thereby requiring us to repay the loan immediately.

As of September 30, 2017, the future contractual principal and final fee payments on our debt obligations are as follows (in thousands):

2017	$—
2018	584
2019	2,333
2020	2,333
2021	2,100
Total	$7,350

The following table shows actual interest expense, amortization of the debt discount and amortization of the issuance costs that was charged to interest expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Simple interest	$25	$67	$25	$292
Accretion of debt discount	7	19	7	81
Amortization of promissory note issuance costs	3	—	3	—
Total	$35	$86	$35	$373

9.	Stock-based compensation plan

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

As of September 30, 2017, the Company has 122,665 common shares which were available for issuance under the Plan.

The Company recognized stock-based compensation expense as follows for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Research and development	$121	$25	$376	$93
General and administrative	340	56	952	173
Total	$461	$81	$1,328	$266

As of September 30, 2017 there was $1.0 million of total unrecognized compensation expense related to non-vested stock awards, which is expected to be recognized over a weighted average period of 1.1 years.

The following table summarizes stock option activity, including options issued to employees, directors and non-employees (in thousands, except per share):

	Options Outstanding	Weighted Average Exercise Price
Outstanding at January 1, 2017	2,868	$3.63
Options granted	85	2.45
Options exercised	(3)	0.4589
Options expired	(7)	24.40
Options forfeited	(55)	2.23
Outstanding at September 30, 2017	2,888	$3.58

The total amount of options outstanding at September 30, 2017 include options with exercise prices denominated in Canadian dollars and U.S. dollars. The Canadian dollar amounts have been converted to U.S. dollars for purposes of the weighted average exercise price calculation using the grant date exchange rate for each Canadian dollar denominated option.

The fair values of options granted during the nine months ended September 30, 2017 and 2016 were estimated at the date of grant using the following weighted-average assumptions:

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

All dollar amounts are expressed in U.S. dollars unless otherwise noted. All amounts that are expressed on an as-converted from Canadian dollar to U.S. dollar basis are calculated using the conversion rate as of September 30, 2017 unless otherwise noted.

Overview

Background

We are a clinical-stage biopharmaceutical company focused on developing innovative products for the treatment of urological diseases. We are headquartered in San Diego, California and our common shares trade on The NASDAQ Capital Market. We are currently developing topsalysin (PRX302) as a treatment for clinically significant localized prostate cancer and as a treatment for the lower urinary tract symptoms of benign prostatic hyperplasia, or BPH, commonly referred to as an enlarged prostate. In 2004, we licensed exclusive rights to topsalysin from UVIC Industry Partnerships Inc., or UVIC, and The Johns Hopkins University, or Johns Hopkins, for the treatment of prostate cancer and in 2009, we licensed exclusive rights to topsalysin from UVIC and Johns Hopkins for the treatment of the symptoms of BPH. In April 2010, we entered into an exclusive license agreement with Kissei Pharmaceuticals Co., Ltd., or Kissei, pursuant to which we granted Kissei the right to develop and commercialize topsalysin in Japan for the treatment of the symptoms of BPH, prostate cancer, prostatitis or other diseases of the prostate.

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

We have initiated a second Phase 2 clinical trial to confirm the dose and optimize the delivery of topsalysin for the treatment of clinically significant localized prostate cancer. This study utilizes state of the art commercially available software which allows us to use previously obtained MRI images of each patient’s prostate and map the prostate image to a real time 3D ultrasound to target the delivery of topsalysin directly into and around the pre-identified clinically significant tumor. A clinically significant tumor is defined in our study as, either a Gleason score 6 (pattern 3+3) and greater than or equal to 6 mm Maximum Cancer Core Length, or MCCL, or a Gleason score 7 (pattern 3+4 or 4+3) and lesser than or equal to 10 mm MCCL, which is thought to have the potential to progress and would therefore warrant treatment. (A Gleason score is a grading system utilized to describe how aggressive a prostate tumor is and how likely it is to spread. Generally, there are five recognized Gleason histological scores and a higher Gleason score indicates a more aggressive tumor.) The primary objective of the study is safety and tolerability of an injection of topsalysin and the key efficacy variable is focal ablation of a clinically significant lesion on biopsy at 24 weeks. This study is enrolling approximately 40 patients at clinical sites in the UK and US. Eight active clinical trial sites contine to schedule and dose the remaining handful of patients required to complete enrollment. We expect biopsy data from all patients dosed with the first administration of topsalysin to be available in the first half of 2018.

The Phase 2b study includes an option to re-treat patients with a second dose of topsalysin, with a targeted biopsy to occur 24 weeks following the second dose. We expect to have complete data on all patients who received a second dose in the fourth quarter of 2018 assuming enrollment is completed as expected.

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

On September 8, 2017, we entered into a new Loan and Security Agreement with Silicon Valley Bank. Under the terms of the agreement, we have the ability to request term loan advances in two tranches. The first tranche, effective the date of the agreement for $7.0 million and the second tranche available to us in a single advance not to exceed $3.0 million if we have either (a) received net proceeds of $20.0 million from the sale of common shares prior to December 31, 2018 or (b) obtained positive Phase 2b data in Topsalysin trial for treatment of localized cancer prior to December 31, 2018.

Financial Operations Overview

Revenues

Our cumulative revenues to date consist of a $3.0 million up-front payment received from Kissei in 2010 and a $5.0 million non-refundable milestone payment from Kissei for achievement of certain development activities in 2013. We have no products approved for sale, and we have not generated any revenues from product sales.

Other than potential development milestones from Kissei, we do not expect to receive any revenues from topsalysin until we obtain regulatory approval and commercialize such product or until we potentially enter into additional collaborative agreements with third parties for the development and commercialization of topsalysin. If our development efforts for topsalysin, or the efforts or Kissei or any future collaborator, result in clinical success and regulatory approval or collaboration agreements with other third parties, we may generate revenues from topsalysin. However, we may never generate revenues from topsalysin as we or any collaborator may never succeed in obtaining regulatory approval or commercializing this product.

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

Essentially all of our research and development expenses related to topsalysin during the three months and nine months ended September 30, 2017 and 2016. We recognized research and development expenses as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Clinical research and development	$1,182	$510	$2,889	$2,243
Manufacturing	346	89	979	195
Stock-based compensation expense	121	25	376	93
	$1,649	$624	$4,244	$2,531

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

Interest Expense

Interest expense represents interest payable, amortization of our debt discount and our issuance costs on our outstanding promissory notes.

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

Loss on the Early Extinguishment of Debt

On September 2, 2016, we repaid the outstanding balance of the Oxford Loan and Security Agreement in full. The debt repayment was accounted for as an extinguishment per ASC 470-50, “Debt: Modification and Extinguishments”, and a loss on early extinguishment of the debt totaling $0.2 million was recorded for the three and nine months ended September 30, 2016, consisting of the final payment and the prepayment fee which was offset by the unamortized debt premium.

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

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the revenues and expenses incurred during the reported periods. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. There were no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2017.

 Results Of Operations

Comparison of the three months ended September 30, 2017 and 2016

The following table summarizes the results of our operations for the three months ended September 30, 2017 and 2016, together with the changes in those items in dollars (in thousands):

	Three Months Ended September 30,		Change
	2017	2016	2017 vs. 2016
Research and development expenses	1,649	624	1,025
General and administrative expenses	1,685	3,043	(1,358)
Interest expense	(35)	(86)	51
Interest income	56	3	53
Gain (loss) on revaluation of warrant liability	670	(350)	1,020
Loss on early extinguishment of debt	—	(180)	180
Other expense	(11)	(4)	(7)

Research and development expenses. Research and development expenses were $1.6 million for the three months ended September 30, 2017 compared to $0.6 million for the three months ended September 30, 2016. The increase in research and development costs is attributable to the following:

●	a $0.8 million increase in clinical costs associated with our Phase 2b clinical trial of topsalysin for the focal treatment of localized prostate cancer which was initiated in March 2017;

●	a $0.3 million increase in the costs associated with manufacturing activities for topsalysin; and

●

a $0.1 million increase in the non-cash stock-based compensation expense. The increase in the non-cash stock-based compensation expense is primarily associated with stock options granted to employees in December 2016.

These increases are partially offset by a decrease of $0.1 million for personnel related costs.

General and administrative expenses. General and administrative expenses were $1.7 million for the three months ended September 30, 2017 as compared to $3.0 million for the three months ended September 30, 2016. The decrease from the three months ended September 30, 2016 as compared to the three months ended September 30, 2017 is primarily due to the inclusion of $1.4 million in offering costs which were allocated to the warrants issued in our public offering completed in August 2016 and due to decreases of $0.3 million of professional services and $0.3 million of personnel related costs. These decreases are partially offset by increases in non-cash stock-based compensation expense of $0.3 million and market research activities of $0.3 million.

Interest expense. Interest expense was $35,000 for the three months ended September 30, 2017 as compared to $0.1 million for the three months ended September 30, 2016. Interest expense for the three months ended September 30, 2017 is related to the Silicon Valley Bank Loan and Security Agreement entered into in September 2017. Interest expense for the three months ended September 30, 2016 was related to our promissory notes with Oxford. We repaid the outstanding principal balance of the Oxford Loan and Security Agreement in full in September 2016.

Interest income. Interest income was $56,000 was for the three months ended September 30, 2017 compared to $3,000 for the three months ended September 30, 2016. The increase is due to the increase in the average balances of our interest-bearing cash and investment accounts from period to period.

 Gain (loss) on revaluation of warrant liability. Gain on revaluation of the warrant liability was $0.7 million for the three months ended September 30, 2017 compared to a loss of $0.4 million for the three months ended September 30, 2016. This non-cash gain is associated with the change in the fair value of our warrant liability which is calculated using a Black-Scholes pricing model.

Loss on early extinguishment of debt. Loss on early extinguishment of debt was $0.2 million for the three months ended September 30, 2016. This consists of the final payment and prepayment fee offset by the unamortized debt premium resulting from the payoff of the loan with Oxford.

Comparison of the nine months ended September 30, 2017 and 2016

The following table summarizes the results of our operations for the nine months ended September 30, 2017 and 2016, together with the changes in those items in dollars (in thousands):

	Nine Months Ended September 30,		Change
	2017	2016	2017 vs. 2016
Research and development expenses	4,244	2,531	1,713
General and administrative expenses	4,422	5,564	(1,142)
Interest expense	(35)	(373)	338
Interest income	159	11	148
Gain (loss) on revaluation of warrant liability	3,905	(1,969)	5,874
Loss on early extinguishment of debt	—	(180)	180
Other expense	(27)	(11)	(16)

Research and development expenses. Research and development expenses were $4.2 million for the nine months ended September 30, 2017 compared to $2.5 million for the nine months ended September 30, 2016. The increase in research and development costs is attributable to the following:

●	a $1.8 million increase in clinical costs associated with our Phase 2b clinical trial of topsalysin for the focal treatment of localized prostate cancer which was initiated in March 2017;

●	a $0.8 million increase in the costs associated with manufacturing activities for topsalysin; and

●	a $0.3 million increase in the non-cash stock-based compensation expense, primarily associated with stock options granted to employees in December 2016.

These increases are partially offset by decreases of $0.4 million for costs associated with our completed Phase 2a proof of concept clinical trial for low to intermediate risk prostate cancer and $0.6 million for personnel related costs, primarily related to our completed reduction in work force in May 2016.

General and administrative expenses. General and administrative expenses were $4.4 million for the nine months ended September 30, 2017 compared to $5.6 million for the nine months ended September 30, 2016. The decrease of $1.1 million from the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2017 is primarily due to the inclusion of $1.6 million in offering costs which were allocated to the warrants issued in our private and public offerings completed in 2016, $0.4 million of professional services and $0.4 million of personnel related costs. These decreases are partially offset by increases in non-cash stock-based compensation expense of $0.8 million, market research activities of $0.3 million and consulting of $0.1 million. The increase in the non-cash stock-based compensation expense is primarily associated with stock options granted to employees in December 2016 and directors in May 2017.

Interest expense. Interest expense was $35,000 for the three months ended September 30, 2017 as compared to $0.4 million for the three months ended September 30, 2016. Interest for the nine months ended September 30, 2017 is related to the Silicon Valley Bank Loan and Security Agreement entered into in September 2017. Interest expense for the nine months ended September 30, 2016 was related to our promissory notes with Oxford. We repaid the outstanding principal balance of the Oxford Loan and Security Agreement in full in September 2016.

Interest income. Interest income was $0.2 million for the nine months ended September 30, 2017 compared to $11,000 for the nine months ended September 30, 2016. The increase is due to the increase in the average balances of the interest-bearing cash and investment accounts from period to period.

Gain (loss) on revaluation of warrant liability. Gain on revaluation of the warrant liability was $3.9 million for the nine months ended September 30, 2017 as compared to a loss of $2.0 million for the nine months ended September 30, 2016. This non-cash gain is associated with the change in the fair value of our warrant liability which is calculated using a Black-Scholes pricing model.

Loss on early extinguishment of debt. Loss on early extinguishment of debt was $0.2 million for the nine months ended September 30, 2016. This consists of the final payment and prepayment fee offset by the unamortized debt premium resulting from the payoff of the loan with Oxford.

Liquidity and Capital Resources

Overview

Since our inception, our operations have been primarily financed through public and private equity sales, debt financings and payments from Kissei. Since inception, we have devoted our resources to funding and conducting research and development programs, including discovery research, preclinical studies and clinical trial activities.

At September 30, 2017 we had cash, cash equivalents and securities available-for-sale of $28.5 million and working capital of $27.5 million. We expect that our cash, cash equivalents and securities available-for-sale will be sufficient to fund our operations to the middle of 2019. At this point in time we do not plan on pursuing a second Phase 3 trial in BPH unless we obtain additional financing. We could use dilutive funding options to fund a second Phase 3 trial in BPH such as an equity financing and non-dilutive funding options such as a partnering arrangement or royalty agreement. There can be no assurance that such funding will be available on acceptable terms.

Promissory Note

On September 2, 2016, we repaid the outstanding principal balance on its Loan and Security Agreement with Oxford Finance LLC, or Oxford.

On September 8, 2017, we entered into a new Loan and Security Agreement with Silicon Valley Bank. Under the terms of the agreement, we have the ability to request term loan advances in two tranches. The first tranche of $7.0 million was effective the date of the agreement and the second tranche is available to us in a single advance not to exceed $3.0 million if we have either (a) received net proceeds of $20.0 million from the sale of common shares prior to December 31, 2018 or (b) obtained positive Phase 2b data in Topsalysin trial for treatment of localized cancer prior to December 31, 2018.

The principal borrowed under the first tranche of $7.0 million bears fixed interest of 6.75% per annum. We have the option to prepay the outstanding balance of the loan in full, subject to a prepayment fee of 1% to 3% depending upon when the prepayment occurs. Upon the final repayment of the loan on the maturity date of September 1, 2021, by prepayment, or upon acceleration, we will pay Silicon Valley Bank an additional fee of 5% of the principal amount of $7.0 million. This additional fee is recorded as a debt discount and is being recognized as interest expense over the life of the loan utilizing the effective interest method. The repayment terms are interest only payments through September 2018 followed by 36 equal monthly payments of principal and interest.

Pursuant to the first tranche of the loan, we issued to Silicon Valley Bank warrants to purchase an aggregate of up to 99,526 of our common shares at an exercise price of $2.11 per share. The warrants will expire seven years from the date of the grant.

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

Our future capital requirements will depend on, and could increase significantly as a result of many factors, including:

•

progress in, and the costs of, our clinical trials of topsalysin, including our Phase 2b clinical trial for the focal treatment of localized prostate cancer and an additional Phase 3 clinical trial for BPH, preclinical studies and other research and development activities for topsalysin;

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

Cash Flows

The following table shows a summary of our cash flows for the nine months ended September 30, 2017 and 2016 (in thousands):

	Nine Months Ended September 30,
	2017	2016
Net cash provided by (used in):
Operating activities	$(7,318)	$(8,225)
Investing activities	4,050	2,297
Financing activities	6,955	31,102
Effect of exchange rate changes on cash and cash equivalents	(1)	—
Net increase in cash and cash equivalents	$3,686	$25,174

Operating Activities

Net cash used in operating activities decreased to $7.3 million for the nine months ended September 30, 2017 from $8.2 million for the nine months ended September 30, 2016. The decrease in net cash used in operating activities of $0.9 million was primarily due to the decrease in our net loss from period to period partially offset by a decrease in funds used for the payment of accounts payable and accrued expenses in the nine month period ended September 30, 2016. The decrease in our net loss from the nine months ended September 30, 2016 to the nine months ended September 30, 2017 is primarily a result of the non-cash gain recorded for the revaluation of our warrants, increase in our research and development expenses associated with our Phase 2b clinical trial for the focal treatment of localized prostate cancer and costs associated with manufacturing activities of topsalysin. These increases are partially offset by decreases in costs associated with our completed Phase 2a proof of concept clinical trial for low to intermediate risk prostate cancer.

Investing Activities

Net cash provided by investing activities was $4.1 million for the nine months ended September 30, 2017, compared to $2.3 million net cash provided by investing activities for the nine months ended September 30, 2016. The net cash used in investing activities during the nine months ended September 30, 2017 represents the usage of cash to purchase securities classified as available-for-sale. The net cash provided by investing activities during the nine months ended September 30, 2016 represents the proceeds from the maturity of securities classified as available-for-sale to fund our operations, and to a lesser extent, to purchase securities with maturities less than 90 days which are classified as cash and cash equivalents.

Financing Activities

Net cash provided by financing activities was $7.0 million for the nine months ended September 30, 2017, compared to $31.1 million cash provided by financing activities for the nine months ended September 30, 2016. The cash provided by financing activities for the nine months ended September 30, 2017 are $7.0 million proceeds from the Loan and Security Agreement with Silicon Valley Bank and $2,000 in proceeds from the exercise of stock options. The cash provided by financing activities in the nine months ended September 30, 2016 are the net proceeds of $33.7 million from our completed common share offerings and proceeds of $2.6 million from the exercise of warrants and stock options, offset by $5.1 million of principal payments for our loan with Oxford.

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

As of September 30, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2017.

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

PART II. OTHER INFORMATION

Item 1A.        Risk Factors

You should consider carefully the following risk factors, together with all of the other information included or incorporated in this Quarterly Report, before making your decision whether to purchase or sell shares of our common stock. Each of these risk factors, either alone or taken together, could adversely affect our business, operating results, growth prospects and financial condition, as well as adversely affect the value of an investment in our common shares. If that were to happen, the trading price of our common stock could decline. There may be additional risks that we do not presently know of or that we currently believe are immaterial which could also impair our business and financial position. We have marked with an asterisk (*) those risk factors that reflect changes from the risk factors included in our Annual Report on Form 10-K filed with the SEC on March 27, 2017.

Risks Related to Our Business and Industry

*We will require significant funding to complete the development and commercialization of topsalysin and we may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our development program or commercialization efforts or cease operations.

Our operations have consumed substantial amounts of cash since inception. Since inception, we have raised approximately $146 million from the sale of equity securities in private placements and public offerings, $28 million from the issuance of debt securities, and $11 million from the exercise of common share purchase warrants. We will need to continue to spend substantial amounts to continue clinical development of topsalysin. We have initiated a Phase 2b clinical trial to confirm the dose and optimize the delivery of topsalysin for the treatment of localized prostate cancer. We will require significant additional funding to advance topsalysin in clinical development outside of this Phase 2b clinical trial and to repay our Silicon Valley Bank, or SVB loan. We could use dilutive funding options such as an equity financing and non-dilutive funding options such as a partnering arrangement or royalty agreement to fund future clinical development of topsalysin. At this point in time we do not plan on pursuing additional clinical trials, including a second Phase 3 trial in BPH, unless we obtain additional financing or secure a development partner to fund such new clinical trials. There can be no assurance that such funding or a development partner will be available on acceptable terms or at all.

We expect that our existing cash, cash equivalents and securities available-for-sale, together with interest thereon, will only be sufficient to fund our operations to the middle of 2019. However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. Any clinical development efforts, including our second Phase 2 clinical trial and our ongoing operations will require significant funding.

We expect to finance future cash needs through public or private equity offerings, debt financings or strategic partnerships and alliances and licensing arrangements. In addition, as part of our offering of common shares in August 2016, we agreed not to sell any equity securities for 90 days from the closing. We cannot be certain that additional funding will be available on acceptable terms, or at all. Subject to limited exceptions, our SVB loan also prohibits us from incurring indebtedness without the prior written consent of SVB. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us we may need to significantly delay, scale back or discontinue the development or commercialization of topsalysin. We also could be required to:

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

 On June 9, 2016, we announced the biopsy data at six months on all 18 patients enrolled in our Phase 2a proof of concept clinical trial of topsalysin for the treatment of localized low to intermediate risk prostate cancer. The results of the Phase 2a proof of concept clinical trial may not be predictive of the results of our Phase 2b clinical trial to confirm dosing and optimize delivery.

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

*We face significant competition from other pharmaceutical and biotechnology companies and from minimally invasive surgical therapies and surgical alternatives, and our operating results will suffer if we fail to compete effectively.

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

As of September 30, 2017, we had six full-time employees. In May 2016, we had a reduction in force of five employees to preserve our cash resources while we pursue strategic alternatives. If we obtain additional capital we may have to rehire these employees or identify and hire replacements. In addition, we have engaged part-time individual consultants to assist us with managing vendors and CROs, project management, regulatory compliance and business development. We will need to expand our managerial, operational, financial and other resources in order to manage our operations and clinical trials, continue our research and development activities, and commercialize our product candidate. Our management and scientific personnel, systems and facilities currently in place may not be adequate to support our future growth. Our need to effectively manage our operations, growth and various projects requires that we:

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

*The terms of our Loan and Security Agreement with Silicon Valley Bank require us to meet certain operating covenants and place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.

In September 2017, we entered into a $10 million Loan and Security Agreement with Silicon Valley Bank, or SVB. This loan is secured by a lien covering all of our assets, excluding intellectual property, and we also pledged as collateral all of our equity interests in Sophiris Bio Corp. and Sophiris Bio Holding Corp.

While any amounts are outstanding under the Loan and Security Agreement, the Company is subject to a number of affirmative and restrictive covenants, including covenants regarding dispositions of property, business combinations or acquisitions, incurrence of additional indebtedness and transactions with affiliates, among other customary covenants. The Company is also restricted from paying dividends or making other distributions or payments on its capital stock, subject to limited exceptions. Upon the occurrence of an event of default by the Company under the Loan and Security Agreement, SVB will have customary acceleration, collection and foreclosure remedies.

Further, if we are liquidated, SVB’s right to repayment would be senior to the rights of the holders of our common shares to receive any proceeds from the liquidation. SVB could declare a default under the loan upon the occurrence of any event that SVB interprets as a material adverse change as defined under the loan agreement, thereby requiring us to repay the loan immediately or to attempt to reverse the declaration of default through negotiation or litigation. Any declaration by SVB of an event of default could significantly harm our business and prospects and could cause the price of our common shares to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

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

At September 30, 2017, we had $28.5 million of cash, cash equivalents securities available-for-sale. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents since September 30, 2017, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Further dislocations in the credit market may adversely impact the value and/or liquidity of cash equivalents owned by us.

*Fluctuations in foreign currency exchange rates could result in changes in our reported revenues and earnings.

We currently incur expenses denominated in foreign currencies, specifically in connection with our manufacturing and supply agreement with Boehringer Ingelheim RCV GmbH & Co KG for the manufacture of topsalysin, for which payments are denominated in euro. In addition, we are utilizing several clinical vendors which are located in various countries outside of the United States. These clinical vendors invoice us in the local currency of the vendor. We do not engage in foreign currency hedging arrangements for our accounts payable, and, consequently, foreign currency fluctuations may adversely affect our earnings. During the nine months ended September 30, 2017 and 2016, 14.9% and 5.0% respectively, of our operating expenses were denominated in currencies other than the U.S. dollar. Going forward we anticipate that our sales and expenses, if any, will be denominated in the local currency of the country in which they occur. We may decide to manage this risk by hedging our foreign currency exposure, principally through derivative contracts. Even if we decide to enter into such hedging transactions, we cannot be sure that such hedges will be effective or that the costs of such hedges will not exceed their benefits. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the euro, could result in material amounts of cash being required to settle the hedge transactions or could adversely affect our financial results.

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

We have never declared or paid any cash dividend on our common shares. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Our SVB loan also contains a negative covenant which prohibits us from paying dividends without the prior written consent of SVB. Any return to shareholders will therefore be limited to the increase, if any, of our share price.

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

Item  6.       Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit number	Description of Exhibit	Incorporated by Reference or Attached Hereto

3.1	Certificate of Amalgamation of the Company, dated January 1, 2005.	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

3.2	Notice of Articles of the Company.	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 10, 2017.

3.3	Articles of the Company.	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

4.1	Form of Common Share Certificate.	Incorporated by reference to the Amendment No. 4 to the Registrant’s Form S-1/A (SEC File No. 333-186724) filed on July 15, 2013.

4.2	Common Share Purchase Warrant Issued to Oxford Finance LLC.	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

4.3	Common Share Purchase Warrant Issued to Oxford Finance LLC.	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

4.4	Omnibus Amendment to Warrants to Purchase Common Shares, dated February 14, 2014 by and between the Company and Oxford Finance LLC.	Incorporated by reference to the Current Report on Form 8-K filed on February 18, 2014.

4.5	Common Share Purchase Warrant Issued to Oxford Finance LLC, dated June 30, 2014.	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 7, 2014.

4.6	Common Share Purchase Warrant Issued to Oxford Finance LLC, dated June 30, 2014.	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 7, 2014.

4.7	Registration Rights Agreement, dated May 16, 2014 by and between the Company and Aspire Capital Fund, LLC.	Incorporated by reference to the Current Report on Form 8-K filed on May 19, 2014.

4.8	Form of Common Share Purchase Warrant Issued in connection with the Company’s May 2016 Financing.	Incorporated by reference to the Current Report on Form 8-K filed on May 11, 2016.

4.9	Form of Common Share Purchase Warrant Issued in connection with the Company’s August 2016 Financing.	Incorporated by reference to the Current Report on Form 8-K filed on August 23, 2016.

4.10	Common Share Purchase Warrant Issued to Silicon Valley Bank, dated September 8, 2017.	Attached hereto.

10.1	Loan and Security Agreement, dated September 8, 2017 by and among the Company, Sophiris Bio Corp., Sophiris Bio Holding Corp. and Silicon Valley Bank.	Attached hereto.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended.	Attached hereto.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended.	Attached hereto.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Attached hereto.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Attached hereto.

101.	INS	**	XBRL Instance Document	Attached hereto.
101.	SCH	**	XBRL Taxonomy Extension Schema Document	Attached hereto.
101.	CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document	Attached hereto.
101.	DEF	**	XBRL Taxonomy Extension Definition Linkbase Document	Attached hereto.
101.	LAB	**	XBRL Taxonomy Extension Label Linkbase Document	Attached hereto.
101.	PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document	Attached hereto.

+	Indicates management contract or compensatory plan.
*	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
**

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on the 9th day of November 2017.

SOPHIRIS BIO INC.

By:	/s/ Randall E. Woods
Randall E. Woods Chief Executive Officer and President

By:	/s/ Peter T. Slover
Peter T. Slover Chief Financial Officer