Form 10-K
period 2017-12-31
SOPHIRIS BIO INC.
filed 2018-03-21
CIK 1563855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

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

As of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common shares held by non-affiliates of the registrant was approximately $66.1 million, based on the closing price of the registrant’s common shares on The NASDAQ Capital Market on June 30, 2017 of $2.20.

As of March 8, 2018, the registrant had 30,111,153 common shares (no par value) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2018 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission by April 30, 2018 are incorporated by reference into Part III of this report.

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

All dollar amounts are expressed in U.S. dollars unless otherwise noted. All amounts are expressed on an as-converted from Canadian dollar to U.S. dollar basis are calculated using the conversion rate as of December 31, 2017 unless otherwise noted.

Item 1.	Business

Overview

We are a clinical-stage biopharmaceutical company focused on developing innovative products for the treatment of urological diseases. We are headquartered in San Diego, California and our common shares currently trade on The NASDAQ Capital Market. We are currently developing topsalysin (PRX302) as a treatment for clinically significant localized prostate cancer and as a treatment for the lower urinary tract symptoms of benign prostatic hyperplasia, or BPH, commonly referred to as an enlarged prostate. Topsalysin, a first-in-class, pore-forming protein, is a highly ablative agent that is selective and targeted in that it is only activated by enzymatically active prostate specific antigen, or PSA, which is found in high concentrations around prostate tumor cells and in the transition zone of the prostate. In 2004, we licensed exclusive rights to topsalysin from UVIC Industry Partnerships Inc., or UVIC, and The Johns Hopkins University, or Johns Hopkins, for the treatment of prostate cancer and in 2009, we licensed exclusive rights to topsalysin from UVIC and Johns Hopkins for the treatment of the symptoms of BPH. In April 2010, we entered into an exclusive license agreement with Kissei Pharmaceuticals Co., Ltd., or Kissei, pursuant to which we granted Kissei the right to develop and commercialize topsalysin in Japan for the treatment of the symptoms of BPH, prostate cancer, prostatitis or other diseases of the prostate.

Topsalysin, a genetically modified recombinant protein, is delivered via ultrasound-guided injection directly into the prostate. This membrane-disrupting protein is selectively activated by enzymatically active PSA which is only present in the prostate, leading to localized cell death and tissue disruption without damage to neighboring tissue and nerves. This method of administration limits the circulation of the drug in the body, and we believe that this limited systemic exposure to the drug, together with how the drug is activated in the prostate, greatly diminishes the risk of side effects. We believe that the highly targeted mechanism by which topsalysin selectively destroys prostate tissue in BPH makes topsalysin a potential focal treatment for clinically significant localized prostate cancer.

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

A total of 18 patients with localized low to intermediate risk prostate cancer were enrolled in the Phase 2a proof of concept clinical trial. The one-time administration of topsalysin was well tolerated with no serious adverse events and no new safety signals being reported. Topsalysin demonstrated an ability to ablate tumor cells in more than 60 percent of patients (11of 18 patients) six months after treatment in a patient population with pre-identified, clinically significant prostate cancer.

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

In addition, we have completed enrollment of a multicenter, open-label Phase 2b clinical trial to confirm the dose and optimize the delivery of topsalysin for the treatment of clinically significant localized prostate cancer. This study utilizes commercially available software which allows us to co-register previously obtained magnetic resonance imaging, or MRI, images of a patient’s prostate to a real time 3D ultrasound to target the delivery of topsalysin directly into and around a pre-identified clinically significant tumor. A clinically significant tumor is defined in our study as, either a Gleason score 6 (pattern 3+3) and greater than or equal to 6 mm Maximum Cancer Core Length, or MCCL, or a Gleason score 7 (pattern 3+4 or 4+3) and lesser than or equal to 10 mm MCCL, which is thought to have the potential to progress and would therefore warrant treatment. A Gleason score is a grading system utilized to describe how aggressive a prostate tumor is and how likely it is to spread. Generally, there are five recognized Gleason histological scores and a higher Gleason score indicates a more aggressive tumor. The primary objective of the study is safety and tolerability of an injection of topsalysin and the key efficacy variable is focal ablation of a clinically significant lesion on biopsy at 24 weeks. This study completed enrollment of 38 patients in December 2017 at eight clinical trial sites in the United Kingdom and United States. We expect biopsy data from all patients dosed with the first administration of topsalysin to be available by the end of the second quarter of 2018.

During the first quarter of 2018, an independent data monitoring committee, or the IDMC met to review the reported adverse events from all patients after the first administration of topsalysin. The IDMC unanimously recommended the clinical trial continue without changes to the protocol. We believe that topsaylsin continues to demonstrate a favorable safety profile.

The Phase 2b study includes an option to re-treat patients with a second administration of topsalysin, with a targeted biopsy to occur 24 weeks following the second administration. In order to be eligible for a second administration, the patient cannot have experienced a significant adverse event attributable to topsalysin or the dosing procedure from the first administration and the patient will need to have had a clinical response from the first administration but still have the presence of a clinically significant lesion area. We expect to have final biopsy data on all patients who receive a second administration by the fourth quarter of 2018. We have begun planning for a Phase 3 clinical trial for topsalysin for the treatment of clinically significant localized prostate cancer and initiation of this clinical trial is subject to receiving positive data from our Phase 2b study and additional financing.

We have also completed the first of two Phase 3 clinical trials that we believe would be required to obtain marketing approval for topsalysin for the treatment of the symptoms of BPH. In October 2013, we initiated our first Phase 3 clinical trial, which we refer to as the “PLUS-1” trial, of topsalysin for the treatment of the lower urinary tract symptoms of BPH. The Phase 3 “PLUS-1” trial was an international, multicenter, randomized, double-blind, and vehicle-controlled trial to assess the efficacy and safety of a single intraprostatic administration of topsalysin (0.6 µg/g prostate) for the treatment of the lower urinary symptoms of BPH. Patients were randomized on a 1:1 ratio to either topsalysin or vehicle-only injection, and then monitored for one year. A total of 479 patients with moderate to severe BPH were enrolled and randomized by September 2014. On November 10, 2015, we announced final results from this trial. Topsalysin demonstrated a statistically significant improvement in International Prostate Symptom Score, or IPSS, total score from baseline over 12 months compared to the vehicle-only control group (7.60 vs. 6.58 point overall improvement; p = 0.043), the primary endpoint of the trial. IPSS is a patient recorded, composite assessment that takes into account factors such as ability to empty the bladder, frequency of urination, intermittency of urination, urgency of urination, weak strength of urine stream, straining while urinating, and having to urinate multiple times at night after going to bed. Topsalysin continues to demonstrate a favorable safety profile, with no evidence of any treatment related sexual or cardiovascular side effects.

Beyond our on-going Phase 2b clinical trial for the treatment of localized prostate cancer, we are not planning on pursuing additional clinical trials, including a second Phase 3 trial in BPH, unless we obtain additional funding or secure a development partner to fund such new clinical trials. There can be no assurance that such funding or a development partner will be available on acceptable terms or at all. Further, we cannot currently estimate when the clinical development required to seek the regulatory approvals needed to commercialize topsalysin for the treatment of clinically significant localized prostate cancer or the treatment of the symptoms of BPH will be completed.

Topsalysin - Mechanism of Action

Topsalysin is a genetically altered form of the naturally occurring protein proaerolysin. In nature, proaerolysin is produced by Aeromonas bacteria, which are commonly found as a contaminant in fresh water and fresh water fish. We have altered the sequence encoding the bacterial protein so that topsalysin is only activated by enzymatically active PSA (as shown in the figure below), an enzyme that is produced in large quantities in the prostate of men with prostate cancer and BPH.

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

Topsalysin Mechanism of Action

Background on Clinically Significant Localized Prostate Cancer

Prostate cancer is the second most common form of cancer in men in the United States. According to the National Cancer Institute, there were approximately 161,000 new cases of prostate cancer in the United States identified in 2017 with approximately 80% of patients diagnosed with localized disease (disease that has not progressed beyond the confines of the prostate). In the United States, approximately 27,000 were expected to die from prostate cancer in 2017.

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

The increasing use of multi-parametric magnetic resonance imaging, or mpMRI, of the prostate and advances in software to co-register previously obtained mpMRI images with live 3D ultrasound images enables physicians to more accurately target their prostate biopsies. Consequently, it is increasingly possible to more confidently identify men with clinically significant lesions. This enables physicians and patients to make a more informed decision about the clinical significance of their disease and whether their disease is at a stage that requires treatment. If it is agreed that treatment is appropriate some patients may be a candidate for targeted focal therapy rather than radical therapies. The objective of targeted focal therapy is to remove the significant disease while preserving as much of the prostate as possible thereby potentially avoiding many of the complications and side effects associated with the radical whole gland treatments. There are several focal targeted therapies currently being offered to patients such as targeted laser ablation, high-intensity focused ultrasound, cryoablation, radiofrequency ablation and photodynamic therapy each with the aim of reducing the treatment impact to the surrounding anatomical structures, potentially leading to lower rates of side effects while retaining the cancer control benefits that the whole gland radical treatments offer. This focal targeted approach to the treatment of prostate cancer is consistent with the management of almost all other solid organ cancers (breast, kidney, liver and pancreas) in which organ preservation is fundamental to functional preservation.

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

Using advancements in MRI and 3D ultrasound imaging, physicians are able to deliver the injection of topsalysin directly into the tumors located within the prostate. The increased use of mpMRI and advances in software to co-register the mpMRI images with live 3D ultrasound images also means that physicians are now able to locate tumors within the prostate and take more accurate biopsies from a patient, enabling the diagnosis of clinically significant lesions. These technical advances are enabling physicians and patients to make a more informed decision about the clinical significance of their disease and whether their disease requires radical treatment or they would be candidates for active surveillance. In addition, these advances make it possible to identify patients with clinically significant lesions that could be candidates for targeted ablation with a focal therapy. The targeted focal treatment of localized prostate cancer is consistent with the treatment approach frequently used for other solid tumors such as breast and liver cancer, where the objective is to remove the tumor and preserve as much of the organ as possible.

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

The effectiveness of treatments for the symptoms of BPH is measured by IPSS and improvement in peak urine flow rate, or Qmax. IPSS is a patient recorded, composite assessment that takes into account factors such as ability to empty the bladder, frequency of urination, intermittency of urination, urgency of urination, weak strength of urine stream, straining while urinating, and having to urinate multiple times at night after going to bed. This index is measured on a 0 to 35 scale with 0 being defined as having no problems and 35 being defined as the high end of severe symptoms. Patients are typically considered to have mild symptoms with IPSS of 1 to 7, moderate symptoms with scores of 8 to 19 and severe symptoms with scores of 20 to 35. An improvement of 3 points in IPSS is generally considered clinically meaningful by urologists. IPSS is a validated primary clinical endpoint used to assess the treatment benefit in BPH clinical trials and has served as the primary efficacy endpoint for the approval of many products for the treatment of the symptoms of BPH. An approximate 2 point difference in IPSS improvement between active and control has historically been utilized by the FDA to approve oral therapies, although the FDA has not provided guidance that a 2 point difference is required for approval of treatment for the symptoms of BPH.

Oral Drug Therapy

The most common form of therapy for men experiencing mild to moderate LUTS associated with BPH is oral drug therapy. Current classes of oral medications available for treatment of the symptoms of BPH include alpha-blockers, 5-alpha-reductase inhibitors, or 5-ARIs, a combination of an alpha-blocker and 5-ARI, and a phosphodiesterase Type 5 inhibitor, or PDE5. An alpha-blocker provides rapid relief of BPH symptoms but does not prevent continued growth of the prostate. Examples of alpha-blockers include terazosin, doxazosin, tamsulosin, alfuzosin, and silodosin. Frequently reported side effects of alpha-blockers include hypotension, or low blood pressure, dizziness and feeling of weakness. 5-ARIs, such as finasteride and dutasteride, reduce the size of the prostate and thus provide symptom relief. It may take up to six months from starting treatment with a 5-ARI for the prostate to reduce in size and for patients to experience the benefit of treatment. Side effects include sexual dysfunction. In addition, tadalafil (marketed by Eli Lilly as Cialis®), a PDE5 inhibitor (a class of drugs typically prescribed for erectile dysfunction), was shown to improve IPSS after four weeks of dosing and has been approved for treatment of the symptoms of BPH. Headache and dyspepsia, or indigestion, are the most commonly observed side effects of Cialis®, which is not recommended for use in combination with an alpha-blocker because of the risk of hypotension.

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

 Minimally Invasive Surgical Therapies

Minimally invasive surgical therapies used to treat the symptoms of BPH include transurethral microwave thermotherapy, or TUMT, transurethral needle ablation, or TUNA, Urolift®, a system which lifts and holds the enlarged prostate tissue away from the urethra, and green laser treatment, which delivers high energy to ablate the prostatic tissue as an alternative to TURP. These treatments, frequently referred to as MIST, are generally less effective than surgical procedures in reducing the size of the prostate gland and often require retreatment within three years. However, these treatments may require catheterization and are still associated with pain and the potential for complications such as bleeding and long-lasting side effects such as urinary incontinence and sexual dysfunction, including erectile dysfunction and retrograde ejaculation (semen flowing backward into the bladder). A new TUNA, known as the Rezum System, was approved in 2015. Rezum delivers radiofrequency generated thermal therapy in the form of water vapor via a transurethral needle. Studies of MIST procedures have shown varying improvements in IPSS, with TUNA and TUMT showing improvement in IPSS of approximately 10 to 13 points.

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

We have completed a Phase 2a clinical trial of topsalysin for the treatment of localized low to intermediate risk prostate cancer. The one-time administration of topsalysin was well tolerated with no serious adverse events and no new safety signals being reported. Patients received a transperineal administration of topsalysin under general anesthesia at a dose higher than used in our completed Phase 3 BPH PLUS-1 trial but less than the highest dose used in our previous prostate cancer trial. Topsalysin demonstrated an ability to ablate tumor cells in more than 60 percent of patients (11 of 18 patients) six months after treatment in a patient population with pre-identified, clinically significant prostate cancer.

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

In each of the clinical trials for BPH topsalysin was administered as a single intraprostatic treatment with 12 months of follow up. Six clinical trials for topsalysin (three prostate cancer trials and three BPH trials) used the transperineal route of administration for the intraprostatic injection and the two most recent clinical trials in BPH, including our completed PLUS-1 trial, used the transrectal route. The transrectal route appears to be as well tolerated as the transperineal route.

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

Phase 2b open-label 6 to 12 month trial with topsalysin in patients who have histologically proven, clinically significant localized prostate cancer to confirm the dose and optimize the delivery of a single and potentially a second transperineal intraprostatic treatment of topsalysin

Number of patients: 38

Dosing: Varied based upon prostate volume and size of the lesion up to 12 ug/gram of prostate and 1,000 ug/gram of lesion

Completed Clinical Development in Prostate Cancer

CLINICAL TRIAL	STATUS	TRIAL DESIGN
PRX302-2-07 Phase 2a	Completed

Phase 2a open-label 6 month proof of concept trial with topsalysin in patients who had histologically proven, localized low to intermediate risk prostate cancer.

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

Dosing: 6.0µg/g, 12.0µg/g of prostate

Volume: 20% to 40% of prostate volume

Phase 1	Completed

Open-label, safety, 12 month dose-escalation of a single transperineal intraprostatic treatment of topsalysin in patients who had previously undergone radiation treatment of their prostate cancer

24 patients

Dosing: 0.03µg/g of prostate, 0.09µg/g of prostate, 0.3µg/g of prostate, 0.6µg/g of prostate, 1.2µg/g of prostate, 2.1µg/g of prostate, 3.0µg/g of prostate

Volume: Fixed at 10% of prostate volume

Clinical Development in Prostate Cancer

On-Going Clinical Development in Localized Prostate Cancer

We have completed enrollment of a multicenter, open-label Phase 2b clinical trial to confirm the dose and optimize the delivery of topsalysin for the treatment of clinically significant localized prostate cancer. This study utilizes commercially available software which allows us to co-register previously obtained MRI images of a patient’s prostate to a real-time 3D ultrasound to target the delivery of topsalysin directly into and around a pre-identified clinically significant tumor. A clinically significant tumor is defined in our study as, either a Gleason score 6 (pattern 3+3) and greater than or equal to 6 mm Maximum Cancer Core Length, or MCCL, or a Gleason score 7 (pattern 3+4 or 4+3) and lesser than or equal to 10 mm MCCL, which is thought to have the potential to progress and would therefore warrant treatment. (A Gleason score is a grading system utilized to describe how aggressive a prostate tumor is and how likely it is to spread. Generally, there are five recognized Gleason histological scores and a higher Gleason score indicates a more aggressive tumor.) The primary objective of the study is safety and tolerability of an injection of topsalysin and the key efficacy variable is focal ablation of a clinically significant lesion on biopsy at 24 weeks.

This study completed enrollment of 38 patients in December 2017 at eight clinical trial sites in the United Kingdom and United States. We expect biopsy data from all patients dosed with the first administration of topsalysin to be available by the end of the second quarter of 2018.

During the first quarter of 2018, the IDMC met to review the reported adverse events from all patients after the first administration of topsalysin. The IDMC unanimously recommended the clinical trial continue without changes to the protocol. We believe that topsaylsin continues to demonstrate a favorable safety profile.

Based upon the results of the 6-month biopsy, the study includes an option to potentially re-treat the targeted lesion area with a second administration of topsalysin, with a targeted biopsy to occur six months following the second administration. In order to be eligible for a second administration, the patient cannot have experienced a significant adverse event attributable to topsalysin or the dosing procedure from the first administration and the patient will need to have had a clinical response from the first administration but still have the presence of a clinically significant lesion area. We expect to have final biopsy data on all patients who receive a second administration by the fourth quarter of 2018.

We have begun planning for a Phase 3 clinical trial for topsalysin for the treatment of clinically significant localized prostate cancer and initiation of this clinical trial is subject to receiving positive data from our Phase 2b study and additional financing.

Completed Clinical Development

Phase 2a Proof of Concept Trial in Localized Prostate Cancer

In June 2016, we completed a single-center, open-label Phase 2a proof of concept clinical trial of topsalysin for the treatment of localized low to intermediate risk prostate cancer. We believe that the highly targeted mechanism by which topsalysin selectively destroys prostate tissue in BPH makes topsalysin a potential targeted focal treatment for localized prostate cancer. The clinical trial utilized previously obtained MRI images of each patient’s prostate mapped to real time 3D ultrasound to target the delivery of topsalysin directly into and around a pre-identified clinically significant tumor. A clinically significant tumor was defined in our study as, either a Gleason score 6 (pattern 3+3) and >3mm Maximum Cancer Core Length, or MCCL, or Gleason score 7 (pattern 3+4 or 4+3) < 10 mm MCCL, which is thought to have the potential to progress and would therefore warrant treatment. (A Gleason pattern is a grading system utilized to describe how aggressive a prostate tumor is and how likely it is to spread. Generally, there are five recognized Gleason histological patterns and a higher Gleason pattern indicates a more aggressive tumor.) Patients received a transperineal administration of topsalysin under general anesthesia at a dose higher than used in our completed Phase 3 BPH PLUS-1 trial but less than the highest dose used in our previous prostate cancer trial. The primary objective of the trial was to assess the safety and tolerability of topsalysin when used to selectively target and focally ablate a clinically significant tumor. The potential efficacy was evidenced by histological changes, indicating tumor ablation at six months following treatment. The clinical trial was conducted at a single center, the University College London, which is well known for the focal treatment of prostate cancer in the United Kingdom.

A total of 18 patients with localized low to intermediate risk prostate cancer were enrolled in the Phase 2a proof of concept clinical trial. The one-time administration of topsalysin was well tolerated with no serious adverse events and no new safety signals being reported. Topsalysin demonstrated an ability to ablate tumor cells in more than 60 percent of patients (11 of 18 patients) six months after treatment in a patient population with pre-identified, clinically significant prostate cancer.

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

Dosing: 0.6µg/g of prostate

Volume: 20% of prostate volume

PRX302-2-03 TRIUMPH Phase 2b	Completed

Randomized, double-blinded, placebo-controlled trial of a single transperineal intraprostatic treatment of topsalysin

92 patients; 61 on topsalysin; 31 on vehicle

Dosing: 0.6 µg/g of prostate

Volume: 20% of prostate volume

PRX302-2-06 Transrectal Trial Phase 1/2	Completed

Randomized dose-escalation, multicenter trial of a single transrectal intraprostatic treatment of topsalysin

40 patients; 32 on topsalysin in 4 dosing cohorts; 8 on placebo

Dosing: 0.15µg/g of prostate, 0.30µg/g of prostate, 0.60µg/g of prostate, 1.2µg/g of prostate

Volume: 20% of prostate volume

PRX302-2-02 Phase 2a	Completed

Open-label, safety, volume escalation clinical trial of a single transperineal intraprostatic treatment of topsalysin

18 patients

Dosing: 0.3µg/g of prostate, 0.6µg/g of prostate, 0.9µg/g of prostate

Volume: 10 to 30% of prostate volume

PRX302-2-01 Phase 1	Completed

Open-label, safety, dose-escalation clinical trial of a single transperineal intraprostatic treatment of topsalysin

15 patients

Dosing: 0.025µg/g of prostate, 0.072µg/g of prostate, 0.25µg/g of prostate, 0.35µg/g of prostate

Volume: 1.5 to 2.0 mL

Plans for Future Clinical Development in BPH

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

●

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

●

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

●

Improvement in Qmax – Secondary efficacy endpoints included analysis of Qmax (maximum urine flow) change from baseline over 52 weeks by the repeated measures linear mixed model, which showed overall improvement of 1.77 mL/sec for topsalysin, representing a statistical trend that narrowly missed statistical significance (p = 0.055) compared to the vehicle group.

●

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

●

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

(1) (MedDRA Preferred Terms)

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

In order to seek regulatory approval for topsalysin for the treatment of the symptoms of BPH, we would be required to conduct a second Phase 3 clinical trial and we do not expect to commence any additional Phase 3 clinical trials unless we obtain the funding required to conduct such trial.

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

●

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

●

Improvement was clinically meaningful, rapid and sustained – Improvement in IPSS was observed as early as 14 days following injection and was sustained through the twelfth month of observation. This improvement in IPSS was clinically meaningful, and superior to vehicle.

●

Improvement in Qmax – Topsalysin treatment resulted in an approximately 3.1 mL/sec average increase in Qmax at three months, as compared to 1.3 mL/sec for vehicle (p=0.047). The improvement in Qmax for topsalysin was apparent from the first post-baseline assessment and sustained through the twelfth month of observation.

●

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

(1) (MedDRA Preferred Terms)

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

In our TRIUMPH clinical trial, we observed post-injection transient elevations of two markers: PSA, a marker of prostate tissue disruption, and serum C-reactive protein, or CRP, a non-specific marker of associated inflammation. Post-injection transient elevations in PSA and CRP were also observed in the transrectal study, suggesting that the targeted delivery of topsalysin to the prostate is successfully achieved with either the transperineal or the transrectal route of administration.

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

To date, no BPH patients have been administered more than one treatment of topsalysin. Assuming sufficient capital resources, we would plan to initiate an open label repeat dose clinical trial in which patients from our transrectal clinical trial, as well as patients from our first Phase 3 clinical trial, will be eligible to receive a repeat dose of topsalysin, at least 12 months after their first dose. We believe this repeat dose Phase 3 clinical trial is supported by results from our pre-clinical study of repeat dosing in monkeys. In this pre-clinical study, two treatments of topsalysin were given to monkeys 56 days apart. Data from this study indicated that topsalysin resulted in ablation of cells after both the first and the second dose, even in the presence of circulating antibodies, and did not result in hypersensitivity.

Competition

In the treatment of clinically significant localized prostate cancer we expect that topsalysin will compete with radical treatments such as prostatectomy and radiation as well as a number of other targeted focal therapies which are gaining traction such as brachytherapy, high-intensity focused ultrasound, cryotherapy, laser ablation, cyber, radiofrequency ablation and photodynamic therapy (padeliporfin di-potassium).

The increasing use of mpMRI of the prostate and advances in software to co-register previously obtained mpMRI images with live 3D ultrasound images enables physicians to more accurately target their prostate biopsies. Consequently, it is increasingly possible to more confidently identify men with clinically significant lesions. Thereby, enabling physicians and patients to make a more informed decision about the clinical significance of their disease and whether their disease requires a radical treatment approach with the potential for significant morbidity or whether they may be a candidate for targeted focal therapy where the objective is to remove the significant disease while preserving the as much of the prostate as possible and potentially avoiding many of the complications and side effects associated with the radical whole gland treatments.

In January 2018 Nymox Pharmaceuticals, or Nymox, announced top-line five year clinical trial biopsy data from the intraprostatic administration of its investigational therapy NX-1207 (fexapotide triflutate) in patients with low grade localized (T1c) prostate cancer.

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

In addition, there are other treatments that are currently in clinical development for the treatment of the symptoms of BPH. In late 2016, Procept BioRobotics announced the completion of enrollment with 184 patients in a global Phase 3 clinical trial to evaluate the AquaBeam System, a waterjet ablation therapy for endoscopic resection of prostate tissue. Light Sciences Oncology Inc.’s AptocineTM is currently in Phase 2 clinical trials. In May 2017, Nymox announced that it had filed for marketing authorization for Fexapotide Triflutate for the treatment of the symptoms of BPH in five European countries, the Netherlands, the United Kingdom, Germany, France and Spain. In February 2018, Nymox announced that it plans to submit a New Drug Application for Fexapotide Triflutate for the treatment of BPH in the United States before the end of 2018.

Sales and Marketing

We do not currently have a sales, marketing or distribution organization. We intend to commercialize topsalysin by establishing, either internally or through a contract sales force, a urology sales force to sell topsalysin, if approved, in the United States, or through partnership. We plan to partner with third parties to commercialize topsalysin outside the United States.

Specifically, we intend to:

●	establish a sales force in the United States of experienced urology and other specialty-care sales representatives;

●	build a marketing organization;

●	establish commercialization alliances with larger or more specialized pharmaceutical and sales organizations; and

●	generate and use pharmacoeconomic data to support the cost savings and therapeutic benefits of topsalysin.

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

The finalization of the commercial fill finish process, for the production of drug product is still underway but we have decided to pursue the reformulation of topsalysin before manufacturing clinical supplies for our Phase 3 clinical trials. We are in the process of identifying a third party who has the capacity and ability to manufacture the new drug product formulation. Although topsalysin is manufactured from readily available materials using standard pharmaceutical methods and equipment, the process of identifying a new drug product manufacturer may lead to significant delays and increase our costs. Once we have identified and entered into a new supply agreement with a third party to manufacture our drug product, a technology transfer will need to be completed from BI to the new drug product manufacturer.

We currently procure an ingredient used in the formulation of topsalysin from a multinational industrial biotech company which is a single source supplier. We currently have adequate supply of clinical trial product for our on-going Phase 2b clinical trial in clinically significant localized prostate cancer. We have scheduled with BI the manufacture of additional topsalysin drug substance in 2018 that we need for future clinical trials. We will also need to demonstrate that our reformulated drug product is comparable to our prior drug product. Any delay in in manufacture of drug substance, completion of our reformulation of drug product, technology transfer or completion of fill finish for our future clinical trial supply would result in future delays in our ability to commence additional clinical trials.

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

Patents and patent applications covering topsalysin which we license or own are covered by issued patents and patent applications under the following four patent families:

●	Proaerolysin Containing Protease Activation Sequences and Methods of Use for Treatment of Prostate Cancer (exclusively licensed);

●	Method of Treating the Symptoms of Benign Prostatic Hyperplasia (BPH) Using Modified Pore-Forming Proteins (exclusively licensed);

●	Method for Treating Prostatitis Utilizing Modified Pore-Forming Protein Proaerolysin (exclusively licensed); and

●	Formulations and Methods of Administration (owned by us).

We own or have exclusively licensed six issued United States patents related to our prostate program: US 7,282,476 (prostate cancer) expiring in 2023, US 7,745,395 (prostate cancer) expiring in 2023, US 7,838,266 (prostate cancer) expiring in 2022, US 8,278,279 (prostatitis) expiring in 2029, US 8,901,070 (prostatitis) expiring in 2029 and US 8,916,161 (BPH) expiring in 2031, as well as eight issued patents in countries including Australia, China, the European Patent Office (including 16 validation states), India, Japan, Hong Kong, and South Africa expiring in 2022, eight patents in the European Patent Office (including 13 validation states), Canada, Japan, Korea, China, Australia, New Zealand, Israel, Singapore, and South Africa expiring in 2026, and additional pending U.S. and/or foreign patent applications in Australia, Canada, the European Patent Office, and India variously set to expire in 2022, 2026, 2029, or 2031. This portfolio includes issued United States patents that cover the composition of topsalysin and methods of using topsalysin to treat prostatitis, prostate cancer, and symptoms of BPH. This portfolio includes two issued Chinese patents. To date, we have not sought to enforce any issued patents in China. We cannot give any assurances that we will be able to enforce our patents in China to the same degree that we could in the United States.

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

In order to secure the license, we paid an initial license fee of CND$75,000, or $62,000, applying the conversion rate as of the date of payment, and a reimbursement fee of CND$28,000, or $24,000, applying the conversion rate as of the date of payment, to cover expenses associated with the filing and maintenance fees of patents covered by the agreement. In addition, we are required to pay an annual license maintenance fee and are obligated to pay a percentage of gross sales for licensed products sold by us, our affiliates or our sublicensees during the term of the agreement. Such percentage is in the low single-digits and is subject to adjustment in certain circumstances. We are also required to make payments based upon the achievement of specific development and regulatory milestones totaling up to approximately CND$3.6 million, or $2.9 million, as converted.

In the event we receive consideration for granting a sublicense, we are obligated to pay UVIC and Johns Hopkins a percentage of such consideration, which percentage is in the 20-29% range, including any future consideration we may receive under our exclusive license agreement with Kissei relating to development of therapeutics for the treatment of prostate cancer however, pursuant to a separate agreement which we entered into in 2003 with Dr. J. Thomas Buckley, one of our founders, the aggregate amount of such consideration payable by us to UVIC and Johns Hopkins was reduced by 25%. Furthermore, we issued 3,420 common shares to Johns Hopkins and 1,710 common shares to UVIC in partial consideration for the rights granted to us under the agreement.

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

Exclusive License Agreement with UVIC Industry Partnerships Inc. and The Johns Hopkins University for BPH

In October 2009, we entered into an exclusive license agreement with UVIC and Johns Hopkins with respect to the use of topsalysin for the development of therapeutics for the symptoms of BPH and other non-cancer diseases and conditions of the prostate, as amended in July 2010. Such amendment did not change the material terms of the agreement. We have the right to grant sublicenses to third parties under the agreement provided that such sublicenses meet certain criteria.

In order to secure the license, we paid an initial license fee of CND$45,000, or $39,000, applying the conversion rate as of the date of payment. In addition, we are required to pay an annual license maintenance fee and are obligated to pay a percentage of gross sales for licensed products sold by us, our affiliates or our sublicensees during the term of the agreement. Such percentage is in the low single-digits. Furthermore, we are required to make payments based upon the achievement of specific development and regulatory milestones separated among the indications of BPH and two additional therapeutic indications selected by us, totaling up to approximately CND$1.3 million, or $1.0 million, as converted. In the event we receive consideration for granting a sublicense, we are obligated to pay UVIC and Johns Hopkins a percentage of such consideration, which percentage is in the 10-19% range, depending upon the rights granted under the sublicense agreement. To the extent we receive any milestone payments relating to the development of therapeutics for the treatment of the symptoms of BPH under our exclusive license agreement with Kissei we are obligated to pay a percentage of such consideration, which percentage is in the 10-19% range, to UVIC and Johns Hopkins; however, pursuant to a separate agreement which we entered into in 2003 with Dr. J. Thomas Buckley, one of our founders, the aggregate amount of such consideration payable by us to UVIC and Johns Hopkins was reduced by 25%.

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

U.S. Government Regulation

U.S. Drug Development Process

In the United States, the FDA regulates drugs and biologic products under the Federal Food, Drug and Cosmetic Act, or FDCA, its implementing regulations, and other laws, including, in the case of biologics, the Public Health Service Act. Our product candidate, topsalysin, is subject to regulation by the FDA as a biologic. Biologics require the submission of a BLA to the FDA and approval of the BLA by the FDA before marketing in the United States. The process of obtaining regulatory approvals for commercial sale and distribution and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial civil or criminal sanctions. These sanctions could include the FDA’s refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, imposition of a clinical hold on clinical trials, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil and/or criminal penalties. The process required by the FDA before a biologic may be marketed in the United States generally involves the following:

●	completion of preclinical laboratory tests, animal studies and formulation studies performed in accordance with the FDA’s current Good Laboratory Practices, or GLP, regulations;

●	submission to the FDA of an investigational new drug application, or IND, which must become effective before human clinical trials in the United States may begin;

●

performance of adequate and well-controlled human clinical trials in accordance with the FDA’s current good clinical practices, or GCP, regulations to establish the safety and efficacy of the product candidate for its intended use;

●	submission to the FDA of a BLA;

●

satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the product is produced to assess compliance with the FDA’s current good manufacturing practice standards, or cGMP, regulations to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;

●	potential audits by the FDA of the nonclinical and clinical trial sites that generated the data in support of the BLA;

●	possible review of the BLA by an external Advisory Committee to the FDA, whose recommendations are not binding on the FDA; and

●	FDA review and approval of the BLA prior to any commercial marketing or sale.

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

●

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

●

Phase 2. The product candidate is evaluated in a limited patient population (but larger than in Phase 1) to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted indications and to assess dosage tolerance, optimal dosage and dosing schedule.

●

Phase 3. Clinical trials are undertaken to further evaluate dosage and provide substantial evidence of clinical efficacy and safety in an expanded patient population (such as several hundred to several thousand) at geographically dispersed clinical trial sites. Phase 3 clinical trials are typically conducted when Phase 2 clinical trials demonstrate that a dose range of the product candidate is effective and has an acceptable safety profile. These trials typically have at least two groups of patients who, in a blinded fashion, receive either the product or a placebo. Phase 3 clinical trials are intended to establish the overall risk/benefit ratio of the product and provide an adequate basis for product labeling. Generally, two adequate and well-controlled Phase 3 clinical trials are required by the FDA for approval of a BLA.

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

We will rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our products. Our collaborators may also utilize third parties for some or all of a product we are developing with such collaborator. Manufacturers are required to comply with applicable FDA manufacturing requirements contained in the FDA’s cGMP regulations. cGMP regulations require among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation. Drug manufacturers and other entities involved in the manufacture and distribution of approved biologics are required to register their establishments with the FDA and certain state agencies and are subject to periodic inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance.

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

●

an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;

●

new requirements on certain manufacturers of drugs, devices, biological products and medical supplies to report annually certain financial arrangements, including reporting any “transfer of value” made or distributed to physicians and teaching hospitals and reporting annually certain ownership and investment interests held by physicians and their immediate family members;

●	a new requirement to annually report drug samples that certain manufacturers and authorized distributors provide to physicians;

●	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;

●	a licensure framework for follow-on biological products;

●

an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program, an extension of manufacturers’ Medicaid rebate liability, an expansion of the eligibility criteria for people to participate in the Medicaid program, and the creation of a new Medicare Part D coverage gap discount program;

●

creation of the Independent Payment Advisory Board which will have authority to recommend certain changes to the Medicare program that could result in reduced payments for prescription drugs and those recommendations could have the effect of law even if Congress does not act on the recommendations; and

●

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

Europe / Rest of World Government Regulation

In addition to regulations in the United States, we, and our collaborators, will be subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of our products. For example, the European Union, or EU, has established its own data security and privacy legal framework, including but not limited to Directive 95/46/EC, or the Data Protection Directive. The Data Protection Directive will be replaced starting in May 2018 with the recently adopted European General Data Protection Regulation, or GDPR, which contains new provisions specifically directed at the processing of health information, higher sanctions and extra-territoriality measures intended to bring non-EU companies under the regulation. We may be required to implement additional controls to facilitate compliance with the GDPR and other new or evolving data protection laws and regulations.

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

Employees

As of December 31, 2017, we had six full-time employees, two of whom have Ph.D. degrees. In addition, we had engaged seven part-time individual consultants to assist us with managing manufacturing vendors and contract research organizations, project management, market research, legal and regulatory compliance. None of our employees are covered by collective bargaining agreements and we consider relations with our employees to be good.

Research and Development Expenses

Research and development expenses consist primarily of costs associated with the clinical development of topsalysin. Research and development expenses are the primary source of our expenses and totaled $6.2 million, $3.5 million and $9.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Corporate Information

We file annual, quarterly, current reports, proxy statements and other information with the Securities and Exchange Commission, or the SEC. Our primary website can be found at http://www.sophirisbio.com. We make available free of charge at this website (under the “Investors — Financial Information” caption) all of our reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, including our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K and amendments to those reports. These reports are made available on the website as soon as reasonably practicable after their filing with, or furnishing to, the SEC. The SEC maintains an internet site that contains our public filings with the SEC and other information regarding the Company, at www.sec.gov. These reports and other information concerning the Company may also be accessed at the SEC’s Public Reference Room at 100 F Street, NE, Washington DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Furthermore, we also make available on our website free of charge, and in print to any shareholder who requests it, the Committee Charters for our Audit, Compensation, and Governance and Nominating Committees, as well as the Code of Business Conduct and Ethics that applies to all directors, officers and employees of the Company. Amendments to these documents or waivers related to the Code of Business Conduct and Ethics will be made available on our website as soon as reasonably practicable after their execution. The contents of the websites referred to in this paragraph are not incorporated into this Annual Report. Further, our references to the URLs for these websites are intended to be inactive textual reference only.

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

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012. We will remain an emerging growth company until the earlier of (1) (a) December 31, 2018, (b) the last day of the fiscal year in which we have total annual gross revenue of at least $1.0 billion, or (c) the last day of the fiscal year in which we are deemed to be a large accelerated filer, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. We refer to the Jumpstart Our Business Startups Act of 2012 herein as the “JOBS Act,” and references herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.”

Item 1A.	Risk Factors

Risks Related to Our Business and Industry

We will require significant funding to complete the development and commercialization of topsalysin and we may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our development program or commercialization efforts or cease operations.

Our operations have consumed substantial amounts of cash since inception. Since inception, we have raised approximately $146 million from the sale of equity securities in private placements and public offerings, $28 million from the issuance of debt securities, and $11 million from the exercise of common share purchase warrants. We will need to continue to spend substantial amounts to continue clinical development of topsalysin. We have an ongoing Phase 2b clinical trial to confirm the dose and optimize the delivery of topsalysin for the treatment of patients with clinically significant localized prostate cancer. We will require significant additional funding to advance topsalysin in clinical development outside of this Phase 2b clinical trial. At this point in time we are planning for a Phase 3 clinical trial of topsalysin for the treatment of patients with clinically significant localized prostate cancer subject to the receipt of positive data and subject to obtaining additional financing. We are not planning on pursuing other clinical trials, including a second Phase 3 trial for the treatment of patients with benign prostatic hyperplasia, or BPH, unless we secure a development partner to fund such new clinical trials or obtain financing in excess of the financing required for our prostate cancer development program, which is our development priority. There can be no assurance that such funding or a development partner will be available on acceptable terms or at all.

We expect that our existing cash, cash equivalents and securities available-for-sale, together with interest thereon, will be sufficient to fund our operations to the middle of 2019, assuming we do not conduct any clinical trials other than our ongoing Phase 2b clinical trial for the treatment of clinically significant localized prostate cancer. However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. Any clinical development efforts, including our on-going Phase 2b clinical trial and our ongoing operations will require significant funding.

We expect to finance future cash needs through public or private equity offerings, debt financings or strategic partnerships and alliances or licensing arrangements. We cannot be certain that additional funding will be available on acceptable terms, or at all. Subject to limited exceptions, our Loan and Security Agreement with Silicon Valley Bank, or SVB, prohibits us from incurring indebtedness without the prior written consent of SVB. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us we will need to significantly delay, scale back or discontinue the development or commercialization of topsalysin. We also could be required to:

●	seek collaborators for one or more of our current or future product candidates on terms that are less favorable than might otherwise be available;

●	relinquish or license on unfavorable terms our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves; or

●	seek a third party to acquire us or our assets.

Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common shares to decline.

We are a development stage company with no approved products and no revenue from commercialization of any products.

We have not completed the development of any product candidates and, accordingly, have not begun to commercialize, or generate any product revenues from any product candidate. Topsalysin requires significant additional clinical testing and investment prior to seeking marketing approval for either the treatment of localized prostate cancer or the treatment of the symptoms of BPH. On November 10, 2015, we announced final results from our Phase 3 "PLUS-1" study of topsalysin as a treatment for lower urinary tract symptoms of BPH. However, in order to seek regulatory approval for the treatment of the symptoms of BPH, we would be required to conduct a second Phase 3 clinical trial in this indication. At this point in time we have no immediate plans to conduct a second Phase 3 trial in BPH.

On June 9, 2016, we announced the biopsy data of all 18 patients from a Phase 2a proof of concept clinical trial of topsalysin for the treatment of localized low to intermediate risk prostate cancer. We have fully enrolled a Phase 2b clinical trial to confirm the dose and optimize the delivery of topsalysin for the treatment of clinically significant localized prostate cancer, which is being conducted across clinical trial sites in the United Kingdom and United States. We expect biopsy data from all patients dosed with the first administration of topsalysin to be available by the end of the second quarter of 2018. The on-going Phase 2b trial includes an option to retreat patients with a second dose of topsalysin, subject to eligibility criteria, with an additional targeted biopsy to occur six months following the second dose. We expect to have final biopsy data on all patients who receive a second dose in the fourth quarter of 2018.

We are planning a Phase 3 clinical trial of topsalysin for the treatment of patients with clinical significant localized prostate cancer assuming receipt of positive data from the ongoing Phase 2b trial. There have been limited development efforts for a targeted focal therapeutic for patients with clinically significant localized prostate cancer and, therefore, there is significant uncertainty regarding the Phase 3 clinical trial design, including primary endpoint(s), that will be required by the US Food and Drug Administration, or FDA, or any foreign regulatory authority. We have had and will continue to have informal discussions with foreign regulatory authorities in Europe where there is more regulatory experience with targeted focal therapy for patients with localized prostate cancer, in order to help inform future clinical trial design. While we believe that we may be able to seek regulatory approval for topsalysin for the treatment of clinically significant localized prostate cancer with one successful Phase 3 clinical trial, we have not discussed late-stage clinical development in this indication with the FDA. The regulatory authorities may ultimately disagree with our assessment of the design, scope and number of clinical trials or other studies before we can submit for regulatory approval. To mitigate these uncertainties, we plan to initiate formal discussions with the FDA and the European Medicines Agency, or EMA, once we have initial data from our on-going Phase 2b clinical trial. The outcome of these discussions may change our assessment of required clinical trials and our development plans. Any delay in the finalization of the design of a Phase 3 clinical study would delay our development of topsalysin for the treatment of localized prostate cancer.

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

We are highly dependent on the success of our sole product candidate, topsalysin, and we may not be able to successfully obtain regulatory or marketing approval for, or successfully commercialize, this product candidate.

To date, we have expended significant time, resources and effort on the development of topsalysin for the treatment of clinically significant localized prostate cancer and for the treatment of lower urinary tract symptoms of BPH, including conducting preclinical and clinical trials. We have no product candidates in our clinical development pipeline other than topsalysin, which we are developing for those two potential indications. Our ability to generate product revenues and to achieve commercial success in the near term will initially depend almost entirely on our ability to successfully raise capital to fund our topsalysin program and to develop, obtain regulatory approval for and then successfully commercialize topsalysin for either of these indications in the United States and the European Economic Area, or EEA. Before we can market and sell topsalysin in the United States or foreign jurisdictions for any indication, we will need to commence and complete additional clinical trials, manage clinical, preclinical, and manufacturing activities, obtain necessary regulatory approvals from the FDA in the United States and from similar foreign regulatory agencies in other jurisdictions, obtain manufacturing supply, build a commercial organization or enter into a marketing collaboration with a third party, and in some jurisdictions, obtain reimbursement authorization, among other things. We cannot assure you that we will be able to successfully complete the necessary clinical trials and/or obtain regulatory approvals and sufficient commercial manufacturing supply for topsalysin in either indication. If we do not receive regulatory approvals, our business, prospects, financial condition and results of operations will be adversely affected. Even if we obtain the regulatory approvals to market and sell topsalysin, we may never generate significant revenues from any commercial sales of topsalysin for several reasons, including because the market for topsalysin may be smaller than we anticipate, topsalysin may not be adopted by physicians and payors or because topsalysin may not be as efficacious or safe as other treatment options. If we fail to successfully commercialize topsalysin, we may be unable to generate sufficient revenues to sustain and grow our business and our business, prospects, financial condition and results of operations will be adversely affected.

The clinical trial protocol and design for our completed and any additional future Phase 3 clinical trials of topsalysin may not be sufficient to allow us to submit a BLA to the FDA in the indication of lower urinary tract symptoms of BPH or demonstrate safety or efficacy at the level required by the FDA for product approval.

Our initial Phase 3 clinical trial for the treatment of lower urinary tract symptoms of BPH and any additional Phase 3 clinical trial of topsalysin in this indication use the International Prostate Symptom Score, or IPSS, outcome measure evaluated at total change from baseline over 52 weeks as the primary endpoint. Secondary endpoints include Qmax (maximum urine flow) change from baseline (maximum urine flow) over 52 weeks. The IPSS outcome measure, which is a validated primary efficacy endpoint used to assess the treatment benefit in BPH clinical trials, is a patient recorded, composite assessment that takes into account factors such as ability to empty the bladder, frequency of urination, intermittency of urination and the urgency of urination. The IPSS outcome measure is subjective in nature and requires patients in the trial to accurately and retroactively assess numerous symptoms. The subjective nature of the IPSS outcome measure may make efficacy more difficult to demonstrate than for clinical trials for therapies that can show objective measures of efficacy.

 We have not requested a special protocol assessment, or SPA, which drug development companies sometimes use to obtain an agreement with the FDA concerning the design and size of a clinical trial intended to form the primary basis of an effectiveness claim. Without the concurrence of the FDA on an SPA or otherwise, we cannot be certain that the design, conduct and data analysis approach for our initial Phase 3 clinical trial and any future Phase 3 clinical trials has or will generate data sufficient to establish the effectiveness of topsalysin for treatment of BPH symptoms to the FDA’s satisfaction, and therefore allow us to submit or receive approval of a Biologics License Application, or BLA for topsalysin in this indication. Specifically, the FDA has not agreed upon the amount of IPSS treatment effect that must be demonstrated in our Phase 3 clinical trials of topsalysin in order for it to grant marketing approval in this indication. Historically, oral medications for the treatment of BPH have shown approximately a 2 point improvement in IPSS between active and control, which was not seen in our PLUS-1 clinical trial. If the FDA requires us, or we otherwise determine, to amend our protocols, change our clinical trial designs, increase enrollment targets or conduct additional clinical trials, our ability to obtain regulatory approval in this indication could be delayed and we could be required to make significant additional expenditures related to clinical development. Further, even if we achieve positive results on the endpoints for a clinical trial, the FDA may disagree with our interpretation of the data and deem the results insufficient to demonstrate efficacy at the level required by the FDA for product approval. It is possible that we may make modifications to the clinical trial protocols or designs of our future clinical trials that delay enrollment or completion of such clinical trials and could delay regulatory approval of topsalysin for the treatment of symptoms of BPH.

Our clinical trials may fail to adequately demonstrate safety and efficacy of topsalysin for either indication being pursued which would prevent or delay regulatory approval and commercialization.

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

We rely on third parties to manufacture topsalysin and we intend to rely on third parties to manufacture commercial supplies of topsalysin, if and when it is approved. The development and commercialization of topsalysin could be stopped or delayed if we are unable to identify a manufacturer who can supply our finished drug product on a large scale or any such third party fails to provide us with sufficient quantities of topsalysin or the diluent or fails to do so at acceptable quality levels or prices or fails to maintain or achieve satisfactory regulatory compliance.

We do not currently have, nor do we plan to acquire the infrastructure or capability internally to manufacture our clinical drug supplies for use in the conduct of our clinical trials, and we lack the resources and the capability to manufacture topsalysin on a commercial scale. Instead, we rely on our third-party manufacturing partners. Although we have entered into agreements for the manufacture of clinical supplies of topsalysin, our third party manufacturing partners may not perform as agreed, may be unable to comply with cGMP requirements and with FDA, state and foreign regulatory requirements or may terminate their agreements with us. We do not control the manufacturing processes of our third party manufacturers and we are completely dependent on our third party manufacturers for the production of topsalysin in accordance with cGMPs, which include, among other things, quality control, quality assurance and the maintenance of records and documentation.

We have entered into an agreement with Boehringer Ingelheim RCV GmbH & Co KG, or BI, to manufacture topsalysin drug substance. We have completed scale-up up to the commercial batch size for topsalysin drug substance, but the finalization of the commercial fill finish process for the production of drug product is still underway. In addition, we are in the process of reformulating topsalysin drug product. Reformulation could result in significant delays in the manufacturing of clinical supplies for future clinical trials and the commencement of future clinical trials. We are incurring significant costs to ensure that the new drug product formulation is comparable with our previous drug product formulation. There is no guarantee that the new drug product formulation will obtain the same clinical results as our old drug formulation.

We have scheduled with BI the manufacture of additional drug substance that we need for future clinical trial supplies. We have not had drug substance manufactured for us since 2013 so there is no guarantee that the manufacturing will be completed when expected. We are in the process of finalizing the selection of a manufacturer for a commercial fill finish process for the production of topsalysin drug product. We have incurred significant costs in connection with the reformulation of our drug product and we will continue to incur significant costs in connection with the technology transfer and manufacturer of clinical drug supplies. If we are not able to complete our scheduled manufacturing of drug substance, the reformulation of drug product, or technology transfer for the production of finished drug product when expected, we could experience significant delays in the commencement of our planned Phase 3 clinical trial for the treatment of clinically significant prostate cancer.

BI currently procures an ingredient used in the current diluent formulation for use with topsalysin drug product from a multinational industrial biotech company which is a single source supplier, on a purchase order basis. If our single source provider is unable to or decides to no longer supply BI or us with an ingredient for the diluent, we could experience delays in obtaining product for clinical trials until we procured another source or until we reformulate the product and we may be required to contract with another source in order to assure adequate commercial supply. Reformulation could result in significant further delays.

If our third-party manufacturers cannot successfully manufacture material that conforms to our specifications and the applicable regulatory authorities’ strict regulatory requirements, or pass regulatory inspection, they will not be able to secure or maintain regulatory approval for the manufacturing facilities. In addition, we have no control over the ability of any third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or any other applicable regulatory authorities do not approve these facilities for the manufacture of our products or if they withdraw any such approval in the future, or if our suppliers or third-party manufacturers decide they no longer want to supply our biologic or manufacture our products, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our products.

The facilities used by our third-party manufacturers to manufacture topsalysin and any other potential product candidates that we may develop in the future must be approved by the applicable regulatory authorities, including the FDA, pursuant to inspections that will be conducted after we submit our BLA to the FDA. Further, manufacturers are subject to ongoing periodic unannounced inspection by the FDA and other governmental authorities to ensure strict compliance with government regulations. Currently, our contract manufacturers are located outside the United States and the FDA has recently increased the number of foreign drug manufacturers which it inspects. As a result, these third-party manufacturers may be subject to increased scrutiny.

Topsalysin is manufactured by starting with cells which are stored in a cell bank. We have one master cell bank and multiple working cell banks and believe we would have adequate backup should any cell bank be lost in a catastrophic event. However, it is possible that we could lose multiple cell banks and have our manufacturing severely impacted by the need to replace the cell banks. Also, if we were to experience an unexpected loss of topsalysin supply, we could experience delays in our future clinical trials as our third party manufacturers would need to manufacture additional topsalysin and would need sufficient lead time to schedule a manufacturing slot. This is due to the fact that, given its nature, topsalysin cannot be manufactured in a facility at the same time as other biologics.

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

We may seek a partner for the continued development and commercialization of topsalysin. If we seek a partner and are unable to find a partner or such partnership is unsuccessful, we may be unable to commercialize topsalysin.

We may seek a third-party partner for financial and scientific resources for the further clinical development and commercialization of topsalysin. There is no assurance that we will be able to find such a partner and, if we do, we may have to relinquish a significant portion of the future economic value of topsalysin to such partner. Also, a partner will likely significantly limit our control over the course of clinical development of topsalysin. Our ability to recognize revenue from a successful partnering arrangement of the sort we are contemplating may be impaired by several factors, including:

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

●

a partner may change the success criteria for topsalysin as a treatment for the symptoms of BPH or as a treatment for clinically significant localized prostate cancer thereby delaying or ceasing clinical development of topsalysin;

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

In addition, any adverse developments that occur during any clinical trials conducted by or under the supervision of a partner may affect our ability to obtain regulatory approval or commercialize topsalysin.

Further, if a partnership terminates an agreement with us or is otherwise unsuccessful, we may need to seek out and establish an alternative partnership. This may not be possible, or we may not be able to do so on terms which are acceptable to us, in which case, it may be necessary for us to cease the development of topsalysin or conduct the remaining clinical development on our own and with our own funds.

Any of these events would have a material adverse effect on our results of operations and financial condition.

Topsalysin is subject to extensive regulation, and we may not obtain regulatory approvals for topsalysin.

The clinical development, manufacturing, labeling, packaging, storage, tracking, recordkeeping, advertising, promotion, export, import, marketing and distribution and other possible activities relating to our product candidate are, and for any other biologic or drug candidate that we may develop will be, subject to extensive regulation by the FDA in the United States and other regulatory agencies in foreign jurisdictions. Topsalysin is subject to regulation in the United States as a biologic. Biologics require the submission of a BLA, and we are not permitted to market topsalysin in the United States until we obtain approval from the FDA of a BLA. To market topsalysin in the EEA, which includes the 28 member states of the European Union plus Norway, Liechtenstein and Iceland, we must submit a Marketing Authorization Application, or MAA, to the EMA, for approval under the EMA’s centralized procedure, which if the marketing authorization is granted, will enable us to market the product throughout the entire territory of the EEA. A BLA or MAA must be supported by extensive clinical and preclinical data, as well as extensive information regarding chemistry, manufacturing and controls, or CMC, sufficient to demonstrate the safety and effectiveness of the applicable product candidate to the satisfaction of FDA and EMA, respectively.

 Regulatory approval of a BLA or an MAA is not guaranteed, and the approval process is expensive and will take several years. The FDA and foreign regulatory entities also have substantial discretion in the approval process. The number and types of preclinical studies and clinical trials that will be required for BLA or MAA approval varies depending on the product candidate, the disease or the condition that the product candidate is designed to target and the regulations applicable to any particular product candidate. Despite the time and expense associated with preclinical studies and clinical trials, failure can occur at any stage, and we could encounter problems that cause us to repeat or perform additional preclinical studies or clinical trials or generate additional CMC data. The FDA, EMA and similar foreign authorities could delay, limit or deny approval of a product candidate for many reasons, including because they:

●	may not deem our product candidate to be adequately safe and effective;

●	may not find the data from our preclinical studies and clinical trials or CMC data to be sufficient to support a claim of safety and efficacy;

●	may not approve the manufacturing processes or facilities associated with our product candidate;

●	may conclude that we have not sufficiently demonstrated long-term stability of the formulation of the drug product for which we are seeking marketing approval;

●	may change approval policies (including with respect to our product candidate’s class of biologics) or adopt new regulations; or

●	may not accept a submission due to, among other reasons, the content or formatting of the submission.

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

We have not submitted an application for approval or obtained FDA approval for any product. This lack of experience may impede our ability to obtain FDA approval in a timely manner, if at all, for topsalysin. In addition, failure to comply with FDA and other applicable U.S. and foreign regulatory requirements, either before or after product approval, may subject us to administrative or judicially imposed sanctions, including warning letters, civil and criminal penalties, injunctions, withdrawal of approved products, product seizure or detention, product recalls, total or partial suspension of production, and refusal to approve pending BLAs or supplements to approved BLAs.

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

 Delays in the commencement or completion of clinical testing could significantly impact our product development costs and will delay our ability to pursue regulatory approval and, in turn, our ability to generate any product revenues.

Although we have completed the first of two required Phase 3 clinical trials of topsalysin for the treatment of the symptoms of BPH and completed a Phase 2a proof of concept clinical trial for the treatment of localized low to intermediate risk prostate cancer, and have an ongoing Phase 2b trial for the treatment of clinically significant localized prostate cancer, we do not know whether or when we will be able to fund any additional clinical trials for either the treatment of clinically significant localized prostate cancer or the treatment of the symptoms of BPH, or if any future trials will be completed on time, or at all.

Further, the commencement or completion of clinical trials can be delayed for a variety of reasons, including delays in or related to:

●

raising sufficient capital or securing a development partner to fund future clinical trials, including a Phase 3 clinical trial of topsalysin for the focal treatment of clinically significant localized prostate cancer and a second Phase 3 clinical trial for the treatment of the symptoms of BPH;

●	obtaining regulatory approval, or feedback on trial design necessary, to commence a clinical trial;

●	identifying, recruiting and training suitable clinical investigators;

●	identifying, recruiting and enrolling suitable patients to participate in a clinical trial;

●	catastrophic loss of drug product due to shipping delays or delays in customs in connection with delivery of drug product to foreign countries for use in clinical trials;

●

reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;

●	completing the reformulation of topsalysin drug substance and drug product;

●	achieving commercial-scale manufacturing of topsalysin;

●	validating a commercial fill finish process for topsalysin drug product and obtaining sufficient quantities of topsalysin for use in any future Phase 3 clinical trials;

●	having patients complete a trial or return for post-treatment follow-up;

●	adding new clinical trial sites;

●	failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols;

●	failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions;

●	unforeseen safety issues or any determination that a clinical trial presents unacceptable health risks;

●	obtaining institutional review board, or IRB, approval to conduct a clinical trial at a prospective site; and

●	retaining patients who have initiated a clinical trial but may withdraw due to adverse side effects from the therapy, insufficient efficacy, fatigue with the clinical trial process or personal issues.

Any delays in the commencement or completion of our clinical trials will delay our timeline to obtain regulatory approval for our product candidate. In addition, many of the factors that cause, or lead to, a delay in the commencement of clinical trials may also ultimately lead to the denial of regulatory approval for a product candidate. We do not expect to commence enrollment of our second required Phase 3 clinical trial for the treatment of the lower urinary tract symptoms of BPH until we have raised the additional capital required to fund such second Phase 3 clinical trial.

We may face competition to enroll localized prostate cancer and BPH patients in our future clinical trials from other clinical trials for other sponsors including potential competitors. Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. Delays in enrollment in any future clinical trials of topsalysin would result in delays in our ability to pursue regulatory approval of topsalysin.

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

In addition, if topsalysin receives marketing approval for the treatment of the symptoms of BPH or localized prostate cancer, or both, and we or others later identify undesirable side effects caused by topsalysin, a number of significant negative consequences could result, including:

●	regulatory authorities may withdraw their approval of topsalysin;

●	regulatory authorities may require that we demonstrate a larger clinical benefit by conducting additional clinical trials for approval to offset the risk;

●	regulatory authorities may require the addition of labeling statements or warnings that could diminish the usage of the product or otherwise limit the commercial success of topsalysin;

●	we may be required to change the way topsalysin is administered;

●	we may choose to recall, withdraw or discontinue sale of topsalysin;

●	we could be sued and held liable for harm caused to patients;

●	we may not be able to enter into collaboration agreements on acceptable terms and execute on our business model; and

●	our reputation may suffer.

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

Kissei retains the rights to develop and commercialize topsalysin in Japan for the treatment of the symptoms of BPH, prostate cancer, prostatitis or other diseases of the prostate. If serious adverse events occur during any other clinical trials Kissei decides to conduct with respect to topsalysin, the FDA and other regulatory authorities may delay, limit or deny approval of topsalysin or require us to conduct additional clinical trials as a condition to marketing approval, which would increase our costs. If we receive FDA approval for topsalysin and a new and serious safety issue is identified in connection with clinical trials conducted by Kissei, the FDA and other regulatory authorities may withdraw their approval of the product or otherwise restrict our ability to market and sell our product. In addition, treating physicians may be less willing to administer our product due to concerns over such adverse events, which would limit our ability to commercialize topsalysin. Kissei is not currently conducting any clinical trials with topsalysin for the treatment of BPH, prostate cancer, prostatitis or other diseases of the prostate.

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

We expect that topsalysin will compete with the current treatment options for the treatment of clinically significant localized prostate cancer, which include surgical options such as laparoscopic and radical prostatectomy or radiation. In addition, there are other focal targeted therapies which are gaining traction that are currently in clinical development or have been recently approved which include: brachytherapy, cryotherapy, high focused ultrasound, cyber knife, radio frequency ablation, laser ablation, and TOOKAD, a vascular –targeted photodynamic therapy recently approved by the EMA. In addition, in January 2018, Nymox Pharmaceuticals announced top-line five year clinical trial biopsy data from the intraprostatic administration of their investigational therapy NX-1207 (fexapotide triflutate) in patients with low grade localized (T1c) prostate cancer.

We expect that topsalysin will compete with the current treatment options for the symptoms of BPH, which include oral drug therapy and surgery. Oral drug therapies include (a) alpha-blockers, such as tamsulosin (marketed under various trade names by numerous companies, including as Flomax® by Astellas Pharma), alfuzosin (marketed in the United States by Sanofi as Uroxatral®), doxazosin (marketed by Pfizer as Cardura® and Cardura® XL) and silodosin (marketed by Watson Pharmaceuticals as Rapaflo® in the United States), (b) 5-alpha reductase inhibitors, such as dutasteride (marketed by GlaxoSmithKline plc as Avodart®) and finasteride (marketed by Merck & Co., Inc. as Proscar®), (c) combinations of a-blockers and 5-alpha reductase inhibitors such as tamsulosin and dutasteride (marketed by GSK as Jalyn®) and (d) tadalafil (marketed as Cialis® by Eli Lilly), a PDE5 inhibitor which obtained FDA approval for the treatment of the symptoms of BPH in October 2011. Several minimally invasive surgical therapies, or MIST, are available, including transurethral microwave thermotherapy, or TUMT, transurethral needle ablation, or TUNA, photo-selective vaporization of prostate, holmium laser enucleation of the prostate, transurethral electrovaporization of the prostate, interstitial laser coagulation, and the UroLift® system (marketed by NeoTract, Inc.), which is an implant delivered into the body via a small needle and designed to hold prostate tissue out of the way of the blocked urethra. Currently, the most commonly used MIST procedures are laser ablations of the prostate, TUMT, and TUNA. Surgery for BPH treatment is usually considered in patients who fail drug therapy as a result of side effects or inadequate relief of symptoms, have refractory urinary retention, or have recurrent urinary tract infections. Alternatively, surgery may be the initial treatment in patients with severe urinary symptoms. Surgical procedures for BPH include transurethral resection of the prostate, as well as other procedures such as transurethral incision of the prostate and transurethral vaporization of the prostate. In May 2017, Nymox Pharmaceuticals announced that it had filed for marketing authorization for Fexapotide Triflutate for the treatment of the symptoms of BPH in five European countries, the Netherlands, the United Kingdom, Germany, France and Spain. In December 2017, Procept BioRobotics received FDA clearance for its AquaBeam System, a waterjet ablation therapy for endoscopic resection of prostate tissue. In addition, there are other treatments that are currently in clinical development for the treatment of the symptoms of BPH. Light Sciences Oncology Inc.’s AptocineTM is currently in Phase 2 clinical trials.

The availability and price of our competitors’ products and procedures could limit the demand, and the price we are able to charge, for topsalysin. Further, our lack of data on long term disease progression 5 to 10 years following administration of topsalysin in order to demonstrate that our product is comparable to more radical therapies such as prostatectomy and/or radiation could limit demand for topsalysin for focal treatment of prostate cancer. We will not successfully execute on our business objectives if the market acceptance of topsalysin is inhibited by price competition, if physicians are reluctant to switch from existing products or procedures to topsalysin or if physicians switch to other new products or surgeries or choose to reserve topsalysin for use in limited patient populations. In addition, established pharmaceutical companies may invest heavily to accelerate discovery and development of novel compounds or to in-license and develop novel compounds that could make topsalysin obsolete.

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

Any regulatory approvals that we obtain for our product candidate may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including post-marketing studies and clinical trials and surveillance to monitor the safety and efficacy of the product candidate. In addition, if the FDA or a comparable foreign regulatory authority, like the EMA, approves a product candidate, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export, tracking and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs for marketed drugs and drugs used in clinical trials and GCPs for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

●	restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market, or voluntary or mandatory product recalls;

●	fines, warning letters or holds on clinical trials;

●	refusal by the FDA to approve pending applications or supplements to approved applications filed by us or our strategic partners, or suspension or revocation of product license approvals;

●	product seizure or detention, or refusal to permit the import or export of products; and

●	injunctions, the imposition of civil or criminal penalties, or exclusions.

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

Even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, certain federal and state healthcare laws and regulations, including those pertaining to fraud and abuse and patients’ rights, are and will be applicable to our business. We could be subject to healthcare regulation by both the federal government and the states in which we conduct our business. The federal and state health care laws and regulations that may affect our ability to operate include, without limitation: anti-kickback statutes, false claims statutes patient data privacy and security laws, and physician sunshine laws and regulations, many of which may become more applicable if our product candidates are approved and we begin commercialization. If our operations are found to be in violation of any of these laws or regulations, we may be subject to penalties, including administrative, civil and criminal penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in federal healthcare programs, and additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, as well as contractual damages, reputational harm, diminished profits and future earnings, and the curtailment or restructuring of our operations. Any such penalties could adversely affect our ability to operate our business and our financial results. Any action against us for violation of these laws and regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with these laws and regulations may prove costly.

We will need to increase the size of our organization and the scope of our outside vendor relationships, and we may experience difficulties in managing growth.

As of December 31, 2017, we had six full-time employees. In addition, we had engaged seven part-time individual consultants to assist us with managing vendors and CROs, project management and regulatory compliance. We will need to expand our managerial, operational, financial and other resources in order to manage our future operations and clinical trials, continue our research and development activities, and commercialize our product candidate. Our management and scientific personnel, systems and facilities currently in place may not be adequate to support our future growth. Our need to effectively manage our operations, growth and various projects requires that we:

●	manage our clinical trials effectively;

●	manage our internal development efforts effectively while carrying out our contractual obligations to licensors, contractors and other third parties;

●	continue to improve our operational, financial and management controls and reporting systems and procedures;

●	attract and retain sufficient numbers of talented employees; and

●	manage our regulatory compliance oversight and infrastructure.

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

The terms of our Loan and Security Agreement with Silicon Valley Bank require us to meet certain operating covenants and place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.

In September 2017, we entered into a $10 million Loan and Security Agreement with SVB. This loan is secured by a lien covering all of our assets, excluding intellectual property, and we also pledged as collateral all of our equity interests in Sophiris Bio Corp. and Sophiris Bio Holding Corp.

While any amounts are outstanding under the Loan and Security Agreement, we are subject to a number of affirmative and restrictive covenants, including covenants regarding dispositions of property, business combinations or acquisitions, incurrence of additional indebtedness and transactions with affiliates, among other customary covenants. We are also restricted from paying dividends or making other distributions or payments on our capital stock, subject to limited exceptions. Upon the occurrence of an event of default by us under the Loan and Security Agreement, SVB will have customary acceleration, collection and foreclosure remedies.

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

Topsalysin, if approved in either indication for which we are currently pursuing development or any other indication, may not attain market acceptance among physicians, patients, healthcare payors or the medical community. We believe that the degree of market acceptance and our ability to generate revenues from topsalysin will depend on a number of factors, including:

●	timing of market introduction of our products as well as competitive procedures or drugs;

●	efficacy and safety of topsalysin and the availability of data to demonstrate long-term efficacy;

●	the clinical indication(s) for which topsalysin is approved;

●	continued projected growth of the urological disease markets, including incidence of localized prostate cancer with tumors amenable to focal therapy, and incidence of BPH;

●

continued adoption and improvement of imaging and diagnostic tools, including MRI-guided biopsies and molecular tests, to assess and identify candidates for focal treatment of localized prostate cancer;

●	acceptance by patients, primary care specialists and key specialists, including urologists and oncologists for localized prostate cancer and urologists for BPH;

●

potential or perceived advantages or disadvantages of topsalysin over alternative treatments, for prostate cancer and BPH including cost of treatment and relative convenience and ease of administration, the amount of time for a patient to notice the effects of the treatment and length of sustained benefits from treatment;

●	strength of sales, marketing and distribution support;

●	the price of topsalysin, both in absolute terms and relative to alternative treatments;

●	the effect of current and future healthcare laws;

●	availability of coverage and adequate reimbursement and pricing from government and other third-party payors for MRI-guided biopsies and other diagnostic tools and for topsalysin procedures; and

●	product labeling or product insert requirements of the FDA or other regulatory authorities.

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

Market acceptance and sales of topsalysin will depend in large part on global reimbursement policies and may be affected by future healthcare reform measures, both in the United States and other key international markets. Patients who are prescribed medicine for the treatment of their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products. Therefore, successful commercialization of our product will depend in part on the availability of governmental and third-party payor reimbursement for the cost of topsalysin and/or payment to the physician for administering topsalysin. In the United States, no uniform policy of coverage and reimbursement for drug products exists among third-party payors. Therefore, coverage and reimbursement for drug products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained. One third-party payor’s decision to cover a particular medical product or service does not assure that other payors will also provide coverage for the medical product or service, or to provide coverage at an adequate reimbursement rate. As a result, the coverage determination process will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that adequate coverage and reimbursement will be obtained. Further, a third-party payor’s decision to provide coverage for a medical product or service does not imply that an adequate reimbursement rate will be approved. The market for our product candidates will depend significantly on access to third-party payors’ formularies or lists of treatments for which third-party payors provide coverage and reimbursement.

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

Since its enactment there have been judicial and Congressional challenges to other aspects of the PPACA, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the PPACA. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the PPACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the PPACA have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain PPACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the PPACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. Congress may consider other legislation to replace elements of the PPACA. We continue to evaluate the potential effect of the possible repeal and replacement of the PPACA may have on our business.

In addition, other legislative changes have been proposed and adopted in the United States since the PPACA. For example, through the process created by the Budget Control Act of 2011, there are automatic reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect in April 2013 and, following passage of the BBA, will remain in effect through 2027 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers. Further, recently there has been heightened governmental scrutiny in the United States over the manner in which drug manufacturers set prices for their marketed products, in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed federal legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We expect that additional federal and state healthcare reform measures will be adopted in the future, any of which could result in reduced demand for our products or other adverse effects on our business.

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

Our operations could be subject to earthquakes, power shortages, telecommunications failures, systems failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions. The occurrence of any of these business interruptions could seriously harm our business and financial condition and increase our costs and expenses. A majority of our management operates in our principal executive offices located in San Diego, California. If our San Diego offices were affected by a natural or man-made disaster, particularly those that are characteristic of the region, such as wildfires and earthquakes, or other business interruption, our ability to manage our domestic and foreign operations could be impaired, which could materially and adversely affect our results of operations and financial condition. We currently rely, and intend to rely in the future, on our third-party manufacturers to produce our supply of topsalysin. Our ability to obtain supplies topsalysin could be disrupted, and our results of operations and financial condition could be materially and adversely affected if the operations of these third party manufacturers were affected by a man-made or natural disaster or other business interruption. The ultimate impact of such events on us, our significant suppliers and our general infrastructure is unknown.

Our business involves the use of hazardous materials, and we and our third-party manufacturers must comply with environmental laws and regulations, which can be expensive and restrict how we do business.

 Our third-party manufacturers’ activities involve the controlled storage, use and disposal of hazardous materials owned by us, including the components of topsalysin and other hazardous compounds. Specifically, the cleavage of the PSA-sensitive activation sequence of topsalysin in the manufacturing process could potentially lead to the release of the C-terminal inhibitory peptide resulting in the formation of active aerolysin, a pore-forming hemolytic toxin. We and our manufacturers are subject to federal, state and local as well as foreign laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. Although we believe that the safety procedures utilized by our third-party manufacturers for handling and disposing of these materials comply with the standards prescribed by these laws and regulations, we cannot eliminate the risk of accidental contamination or injury from these materials. Our third-party manufacturers, do not manufacture topsalysin in its facility at the same time as it manufactures other biologics due to the toxic nature of aerolysin. In the event of an accident, state, federal or foreign authorities may curtail the use of these materials and interrupt our business operations. We do not currently maintain hazardous materials insurance coverage. If we are subject to any liability as a result of our third-party manufacturers’ activities involving hazardous materials, our business and financial condition may be adversely affected. In the future we may seek to establish longer term third-party manufacturing arrangements, pursuant to which we would seek to obtain contractual indemnification protection from such third-party manufacturers potentially limiting this liability exposure.

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

We face an inherent risk of product liability as a result of the clinical testing and, if approved, the commercialization of topsalysin. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state or foreign consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidate. Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

●	decreased demand for our product or product candidates that we may develop;

●	injury to our reputation;

●	withdrawal of clinical trial participants;

●	initiation of investigations by regulators;

●	costs to defend the related litigation;

●	a diversion of management’s time and our resources;

●	substantial monetary awards to clinical trial participants or patients;

●	product recalls, withdrawals or labeling, marketing or promotional restrictions;

●	loss of revenue;

●	exhaustion of any available insurance and our capital resources;

●	the inability to commercialize our products or product candidates; and

●	a decline in our share price.

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

Our ability to compete in the highly competitive biotechnology and pharmaceuticals industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management and scientific and medical personnel, including our Chief Executive Officer and President, Randall E. Woods and our Chief Operating Officer and Head of Research and Development, Allison Hulme Ph.D. and multiple outside consultants. In order to retain valuable employees at our company, in addition to salary and cash incentives, we provide incentive stock options that vest over time. The value to employees of stock options that vest over time will be significantly affected by movements in our share price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies.

Our scientific team in particular has expertise in many different aspects of drug development and may be difficult to retain or replace. We conduct our operations at our facilities in San Diego, California and this region is headquarters to many other biopharmaceutical companies and many academic and research institutions and therefore we face increased competition for personnel in this location. Competition for skilled personnel in our market is very intense and competition for experienced scientists may limit our ability to hire and retain highly qualified personnel on acceptable terms.

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

We have adopted a Code of Business Conduct and Ethics, but it is not always possible to identify and deter misconduct, and the precautions we take to detect and prevent inappropriate conduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws. Efforts to ensure that our business arrangements will comply with applicable healthcare laws may involve substantial costs. It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgement, individual imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations. Defending against any such actions can be costly, time-consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired.

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell any products we may develop, we may not be able to effectively market and sell our products and generate product revenue.

We are developing topsalysin for large patient populations served by urologists and oncologists as well as general practice physicians, which number in the tens of thousands in the United States. Traditional pharmaceutical companies employ groups of sales representatives numbering in the thousands to call on this large of a number of physicians. We do not currently have an organization for the sale, marketing or distribution of topsalysin and we must build this organization or make arrangements with third parties to perform these functions in order to commercialize topsalysin and any future products. We intend to establish (either internally or through a contract sales force) a sales force to sell topsalysin, if approved, in the United States, although any partnership that we establish for the development of topsalysin will likely provide U.S. commercialization rights or co-commercialization rights to the partner for this indication. We plan to partner with third parties to commercialize topsalysin outside the United States. The establishment and development of our own sales force or the establishment of a contract sales force to market any products we may develop in the United States will be expensive and time consuming and could delay any product launch, and we cannot be certain that we would be able to successfully develop this capacity. If we are unable to establish our sales and marketing capability or any other non-technical capabilities necessary to commercialize any products we may develop, we will need to contract with third parties to market and sell such products in the United States. We currently possess limited resources and may not be successful in establishing our own internal sales force or in establishing arrangements with third parties on acceptable terms, if at all.

We have incurred significant operating losses since our inception and anticipate that we will continue to incur losses for the foreseeable future.

We have a limited operating history and we have financed our operations primarily through equity and debt financings and have incurred significant operating losses since our inception. We had a net loss of $8.6 million, $11.2 million, and $14.2 million during the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, we had an accumulated deficit of $149.5 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our shareholders’ equity and working capital. Our losses have resulted principally from costs incurred in our research activities for topsalysin. We anticipate that our operating losses will substantially increase over the next several years as we continue development of topsalysin, including the conduct of any future clinical trials for the treatment of clinical significant localized prostate cancer and the symptoms of BPH. In addition, if we obtain regulatory approval of topsalysin in either indication, we may incur significant sales and marketing expenses and outsourced manufacturing expenses, as well as continued development expenses. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or whether or when we will become profitable.

We have not generated any product revenue and may never become profitable.

Our ability to become profitable depends upon our ability to develop and commercialize topsalysin. To date, other than the upfront payment we received from Kissei and the $5.0 million milestone payment we received in April 2013 from Kissei for the achievement of development milestones, we have not generated any revenue from topsalysin and we do not know when, or if, we will generate any future revenue. Our ability to generate future revenue depends on a number of factors, including:

●	successfully completing the clinical development topsalysin in one or both indications;

●	obtaining U.S. and/or foreign regulatory approvals for topsalysin in one or both indications;

●	manufacturing commercial quantities of topsalysin at acceptable costs levels if regulatory approvals are received;

●	achieving broad market acceptance of topsalysin in the medical community and with third-party payors and patients; and

●	creating an internal commercial infrastructure or identifying and entering into one or more strategic collaborations to effectively market and sell topsalysin.

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

The recently passed comprehensive tax reform bill could adversely affect our business and financial condition.

On December 22, 2017, the president of the United States signed into law new legislation that significantly revises the Internal Revenue Code of 1986, as amended. The newly enacted federal income tax law, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the newly enacted federal tax law.

Fluctuations in foreign currency exchange rates could result in changes in our reported revenues and earnings.

We currently incur expenses denominated in foreign currencies for multiple vendors. This includes our manufacturing and supply agreement with BI for the manufacture of topsalysin, for which payments are denominated in foreign currency. In addition, we are utilizing several clinical vendors which are located in various countries outside of the United States. These clinical vendors invoice us in the local currency of the vendor. We do not engage in foreign currency hedging arrangements for our accounts payable, and, consequently, foreign currency fluctuations may adversely affect our earnings. During the year ended December 31, 2017 and 2016, 18.1% and 6.5% respectively, of our operating expenses were denominated in currencies other than the U.S. dollar. Going forward we anticipate that our sales and expenses, if any, will be denominated in the local currency of the country in which they occur. We may decide to manage this risk by hedging our foreign currency exposure, principally through derivative contracts. Even if we decide to enter into such hedging transactions, we cannot be sure that such hedges will be effective or that the costs of such hedges will not exceed their benefits. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the euro, could result in material amounts of cash being required to settle the hedge transactions or could adversely affect our financial results.

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

We are a party to a number of technology license agreements that are essential to our business and expect to enter into additional license agreements in the future. For example, we have exclusive licenses to topsalysin from UVIC Industry Partnerships Inc. and The Johns Hopkins University. The agreements governing these exclusive licenses include provisions that permit the licensors to terminate the license agreements in a number of situations, including if we grant a security interest on the licensed technology. These licensors might claim that filings made by Oxford Finance LLC, or Oxford, with the U.S. PTO or foreign jurisdictions in 2011 in connection with our Loan and Security Agreement imposed a security interest on the applicable technology. However, no claims from these licensors have been made to date regarding violations of these license agreements as a result of these filings and these filings were released when we repaid the outstanding balance under the Oxford Loan and Security Agreement in full in 2016. Furthermore, if any such claims are made in the future, we believe that such claims would not have merit and we would vigorously defend and reject such claims. If we fail to comply with our obligations under our license agreements, or we are insolvent or subject to a bankruptcy proceeding, the applicable licensor may have the right to terminate such license agreement, in which event we would not be able to market products covered by such license agreement, including topsalysin. We may also be subjected to litigation or other potential disputes under our license agreements if we fail to comply with our obligations under those agreements. The loss of our rights to technology that we have licensed under certain agreements would have a material adverse effect on our business.

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

Generally, if for any taxable year 75% or more of our gross income is passive income, or at least 50% of the average quarterly value of our assets (which may be determined in part by the market value of our ordinary shares, which is subject to change) are held for the production of, or produce, passive income, we would be characterized as a passive foreign investment company, or PFIC, for United States federal income tax purposes. Based on the composition of our gross income and gross assets and the nature of our business, we expect that we were a PFIC for the taxable years ending December 31, 2012 through 2016 and that we will likely be a PFIC for the taxable year ending December 31, 2017. In 2018 and for future years, our status as a passive foreign investment company will also depend on whether we are a “controlled foreign corporation” for U.S. federal income tax purposes, how quickly we utilize the cash proceeds from our IPO in our business and other factors. If we are a PFIC for the taxable year ending December 31, 2017 or any subsequent year, U.S. holders of our shares may suffer adverse tax consequences. Gains realized by non-corporate U.S. holders on the sale of our ordinary shares would be taxed as ordinary income, rather than as capital gain, and the preferential tax rate applicable to dividends received on our ordinary shares would be lost. Interest charges would also be added to taxes on gains and dividends realized by all U.S. holders.

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

A U.S. holder may also mitigate the adverse tax consequences of being a PFIC by timely making a mark-to-market election. Generally, for each year that we would meet the PFIC gross income or asset test, an electing U.S. holder would include in gross income the increase in the value of its shares during each of its taxable years and deduct from gross income the decrease in the value of such shares during each of its taxable years. A mark-to-market election may be made and maintained only if our shares are regularly traded on a qualified exchange. While we anticipate that these requirements will be satisfied following our IPO, whether our shares are regularly traded on a qualified exchange is an annual determination based on facts that, in part, are beyond our control. Accordingly, we can provide no assurances that a U.S. holder will be eligible to make a mark-to-market election. You should consult your own tax advisor as to the specific tax consequences to you in the event we are characterized as a PFIC for the taxable year ending December 31, 2017 or any subsequent year.

The financial reporting obligations of being a public company require significant company resources and management attention.

We are subject to the public company reporting obligations under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the rules and regulations regarding corporate governance practices, including those under the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, and the listing requirements of The NASDAQ Capital Market. As a result, we have incurred, and will continue to incur, significant legal, accounting and other expenses that we did not incur as a private company, particularly after we are no longer an “emerging growth company” as defined in the JOBS Act. We expect that we will be an emerging growth company until December 31, 2018, although circumstances could cause us to lose that status earlier. Further, the need to establish the corporate infrastructure demanded of a public company may divert management’s attention from implementing our growth strategy. We have made, and will continue to make, changes to our corporate governance standards, disclosure controls and financial reporting and accounting systems to meet our reporting obligations. Any changes that we make to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all, which could subject us to delisting of our common shares, fines, sanctions and other regulatory action and potentially civil litigation. In addition, we incur significant legal, accounting, reporting and other expenses in order to maintain a listing on The NASDAQ Capital Market. These expenses relate to, among other things, the obligation to present financial information according to U.S. GAAP in the United States. We are also required to comply with certain disclosure and filing requirements under applicable securities laws in Canada as a reporting issuer in certain provinces.

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

The trading price of our common shares has been volatile and is likely to continue to be volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the other risk factors discussed in this section, these factors include:

●	the outcome of our pursuit of strategic alternatives, including whether we raise any additional capital to fund our ongoing operations;

●	the results of our completed and future clinical trials of topsalysin or changes in the development status of topsalysin;

●	any adverse development or perceived adverse development with respect to our submission of a BLA to the FDA for topsalysin;

●	unanticipated serious safety concerns related to the use of topsalysin;

●	adverse regulatory decisions, including failure to receive regulatory approval for topsalysin;

●	our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;

●	our ability to obtain resources for us and our clinical trial programs on our desired schedule;

●	inability to obtain adequate commercial supply for any approved product or inability to do so at acceptable prices;

●	developments concerning our commercial partners, including but not limited to, those with manufacturers;

●	competition from existing technologies and products or new technologies and products that may emerge;

●	announcements of significant acquisitions, strategic partnerships, joint ventures, new products, capital commitments or other events by us or our competitors;

●	the inability to establish collaborations or termination of a collaboration;

●	actual or anticipated variations in our quarterly operating results;

●	failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;

●	our cash position;

●	announcement or expectation of additional financing efforts;

●	issuances of debt or equity securities;

●	our inability to successfully enter new markets or develop additional product candidates;

●	actual or anticipated fluctuations in our competitors’ operating results or changes in their growth rate;

●	sales of our common shares by us, or our shareholders in the future;

●	trading volume of our common shares on The NASDAQ Capital Market and price;

●	market conditions in our industry;

●	overall performance of the equity markets and general political and economic conditions;

●	introduction of new products or services by us or our competitors;

●	additions or departures of key management, scientific or other personnel;

●	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities or industry analysts;

●	changes in the market valuation of similar companies;

●

disputes or other developments related to intellectual property and other proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies and product candidates;

●	changes in laws or regulations and policies applicable to product candidates, including but not limited to clinical trial requirements for approvals;

●	changes in accounting practices;

●	significant lawsuits, including patent or shareholder litigation; and

●	other events or factors, many of which are beyond our control.

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

Pursuant to our equity incentive plan, our management is authorized to grant options to our employees, directors and consultants. The number of shares available for future grant under our plan is equal to 10% of all shares of our issued and outstanding common shares at any time. Currently, the number of shares available for issuance under our equity incentive plan automatically increases when we issue additional common shares. If our board of directors elects to grant additional options each year our shareholders may experience additional dilution, which could cause our share price to fall.

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

We have never declared or paid any cash dividend on our common shares. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Our Loan and Security Agreement with SVB also contains a negative covenant which prohibits us from paying dividends without the prior written consent of SVB. Any return to shareholders will therefore be limited to the increase, if any, of our share price.

We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common shares less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We expect that we will be an emerging growth company until December 31, 2018, although circumstances could cause us to lose that status earlier. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which would allow us to take advantage of many of the same exemptions from disclosure requirements including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common shares less attractive because we may rely on these exemptions. If some investors find our common shares less attractive as a result, there may be a less active trading market for our common shares and our share price may be more volatile.

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

In addition, provisions in the BCBCA and in our articles, may have the effect of delaying or preventing changes in our management, including provisions that:

●	prohibit cumulative voting in the election of directors; and

●	require the approval of our board of directors or the holders of a supermajority of our outstanding share capital to amend our articles and our notice of articles.

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

Our corporate headquarters are located in San Diego, California. The facility we lease encompasses approximately 2,002 square feet of office space. The lease for this facility expires in May 2019. We believe that our facility is sufficient to meet our needs and that suitable additional space will be available as and when needed.

Item 3.	Legal Proceedings

We are not currently party to any material legal proceedings.

Item 4.	Mine Safety Disclosures

None.

Part II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common shares are currently traded on The NASDAQ Capital Market under the symbol “SPHS.”

The following table sets forth the high and low sales prices for our common shares for the period January 1, 2016 through December 31, 2017.

2016	High	Low
First Quarter	$2.41	$1.35
Second Quarter	2.33	0.80
Third Quarter	8.55	2.05
Fourth Quarter	3.30	2.20
2017
First Quarter	$3.24	$2.33
Second Quarter	2.85	1.83
Third Quarter	2.36	1.80
Fourth Quarter	2.57	1.80

Holders of Record

As of March 8, 2018, there were approximately 10 shareholders of record of our common shares, which included Cede & Co., a nominee for Depository Trust Company, or DTC, and CDS & Co., a nominee for The Canadian Depository for Securities Ltd., or CDS. Common shares that are held by financial institutions as nominees for beneficial owners are deposited into participant accounts at either DTC or CDS and are considered to be held of record by Cede & Co. or CDS & Co. as one shareholder.

Dividends

We have not paid any cash dividends on our common shares since inception and do not anticipate paying cash dividends in the foreseeable future. We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business. Our Loan and Security Agreement with SVB contains a negative covenant which prohibits us from paying dividends without the prior written consent of SVB.

Securities Authorized for Issuance under Equity Compensation Plans

Information about our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.

 Repurchases of Equity Securities

There were no repurchases of equity securities during the fourth quarter of 2017.

Item 6.	Selected Financial Data

The following data has been derived from our audited financial statements, including the consolidated balance sheets at December 31, 2017 and 2016 and the related consolidated statements of operations and comprehensive loss for the three years ended December 31, 2017 and related notes appearing elsewhere in this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 2014 and 2013 and the balance sheet data as of December 31, 2015, 2014 and 2013 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. You should read the selected financial data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	For the Years Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues	$—	$—	$—	$—	$5,000
Operating expenses:
Research and development	6,186	3,538	9,862	24,708	10,279
General and administrative	5,732	6,768	3,626	5,332	4,511
Total operating expenses	11,918	10,306	13,488	30,040	14,790
Loss from operations	(11,918)	(10,306)	(13,488)	(30,040)	(9,790)
Other income (expense):
Interest expense	(207)	(373)	(690)	(726)	(1,308)
Interest income	238	37	22	51	—
Gain (loss) on revaluation of warrant liability	3,307	(330)	—	49	689
Loss on early extinguishment of debt	—	(180)	—	—	—
Other expense, net	(48)	(12)	(41)	(46)	(240)
Total other income (expense)	3,290	(858)	(709)	(672)	(859)
Net loss before income tax expense	(8,628)	(11,164)	(14,197)	(30,712)	(10,649)
Income tax expense	—	—	—	—	(500)
Net loss	$(8,628)	$(11,164)	$(14,197)	$(30,712)	$(11,149)
Basic and diluted net loss per common share(1) (2)	$(0.29)	$(0.49)	$(0.84)	$(1.85)	$(1.39)
Weighted average shares used to calculate net loss per common share (1) (2)	30,111	23,002	16,881	16,586	8,029

(1)

See Note 4 of our Notes to the Consolidated Financial Statements for an explanation of the method used to calculate the basic and diluted net loss per common share and the number of shares used in the computation of the per share amounts.

(2)	Reflects the 52-for-1 share consolidation of our common shares for the year ending December 31, 2013.

	As of December 31,
	2017	2016	2015	2014	2013
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and securities available-for-sale	$25,844	$29,001	$8,381	$22,695	$48,149
Working capital	24,153	27,754	5,610	19,998	41,267
Total assets	26,877	29,998	8,892	25,591	51,892
Promissory notes, including current portion	6,807	—	5,343	5,941	6,877
Warrant liability	10,089	13,396	—	—	883
Stock-based compensation liability	—	57	168	22	202
Accumulated deficit	(149,548)	(140,920)	(129,756)	(115,559)	(84,847)
Total shareholders’ equity	26,877	14,324	1,906	14,688	40,279

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

All dollar amounts are expressed in U.S. dollars unless otherwise noted. All amounts converted from Canadian dollars to U.S. dollars are calculated using the conversion rate as of December 31, 2017 unless otherwise noted.

Overview

Background

We are a clinical-stage biopharmaceutical company focused on developing innovative products for the treatment of urological diseases. We are headquartered in San Diego, California and our common shares currently trade on The NASDAQ Capital Market. We are currently developing topsalysin (PRX302) as a treatment for clinically significant localized prostate cancer and as a treatment for the lower urinary tract symptoms of benign prostatic hyperplasia, or BPH, commonly referred to as an enlarged prostate. Topsalysin, a first-in-class, pore-forming protein, is a highly ablative agent that is selective and targeted in that it is only activated by enzymatically active prostate specific antigen, or PSA, which is found in high concentrations around prostate tumor cells and in the transition zone of the prostate. In 2004, we licensed exclusive rights to topsalysin from UVIC Industry Partnerships Inc., or UVIC, and The Johns Hopkins University, or Johns Hopkins, for the treatment of prostate cancer and in 2009, we licensed exclusive rights to topsalysin from UVIC and Johns Hopkins for the treatment of the symptoms of BPH. In April 2010, we entered into an exclusive license agreement with Kissei Pharmaceuticals Co., Ltd., or Kissei, pursuant to which we granted Kissei the right to develop and commercialize topsalysin in Japan for the treatment of the symptoms of BPH, prostate cancer, prostatitis or other diseases of the prostate.

Topsalysin, a genetically modified recombinant protein, is delivered via ultrasound-guided injection directly into the prostate. This membrane-disrupting protein is selectively activated by enzymatically active PSA which is only present in the prostate, leading to localized cell death and tissue disruption without damage to neighboring tissue and nerves. This method of administration limits the circulation of the drug in the body, and we believe that this limited systemic exposure to the drug, together with how the drug is activated in the prostate, greatly diminishes the risk of side effects. We believe that the highly targeted mechanism by which topsalysin selectively destroys prostate tissue in BPH makes topsalysin a potential focal treatment for clinically significant localized prostate cancer.

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

A total of 18 patients with localized low to intermediate risk prostate cancer were enrolled in the Phase 2a proof of concept clinical trial. The one-time administration of topsalysin was well tolerated with no serious adverse events and no new safety signals being reported. Topsalysin demonstrated an ability to ablate tumor cells in more than 60 percent of patients (11of 18 patients) six months after treatment in a patient population with pre-identified, clinically significant prostate cancer.

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

In addition, we have completed enrollment of a multicenter, open-label Phase 2b clinical trial to confirm the dose and optimize the delivery of topsalysin for the treatment of clinically significant localized prostate cancer. This study utilizes commercially available software which allows us to co-register previously obtained magnetic resonance imaging, or MRI, images of a patient’s prostate to a real time 3D ultrasound to target the delivery of topsalysin directly into and around a pre-identified clinically significant tumor. A clinically significant tumor is defined in our study as, either a Gleason score 6 (pattern 3+3) and greater than or equal to 6 mm Maximum Cancer Core Length, or MCCL, or a Gleason score 7 (pattern 3+4 or 4+3) and lesser than or equal to 10 mm MCCL, which is thought to have the potential to progress and would therefore warrant treatment. A Gleason score is a grading system utilized to describe how aggressive a prostate tumor is and how likely it is to spread. Generally, there are five recognized Gleason histological scores and a higher Gleason score indicates a more aggressive tumor. The primary objective of the study is safety and tolerability of an injection of topsalysin and the key efficacy variable is focal ablation of a clinically significant lesion on biopsy at 24 weeks. This study completed enrollment of 38 patients in December 2017 at eight clinical trial sites in the United Kingdom and United States. We expect biopsy data from all patients dosed with the first administration of topsalysin to be available by the end of the second quarter of 2018.

During the first quarter of 2018, an independent data monitoring committee, or the IDMC, met to review the reported adverse events from all patients after the first administration of topsalysin. The IDMC unanimously recommended the clinical trial continue without changes to the protocol. We believe that topsaylsin continues to demonstrate a favorable safety profile.

The Phase 2b study includes an option to re-treat patients with a second administration of topsalysin, with a targeted biopsy to occur 24 weeks following the second administration. In order to be eligible for a second administration, the patient cannot have experienced a significant adverse event attributable to topsalysin or the dosing procedure from the first administration and the patient will need to have had a clinical response from the first administration but still have the presence of a clinically significant lesion area. We expect to have final biopsy data on all patients who receive a second administration by the fourth quarter of 2018. We have begun planning for a Phase 3 clinical trial for topsalysin for the treatment of clinically significant localized prostate cancer and initiation of this clinical trial is subject to receiving positive data from our Phase 2b study and additional financing.

We have also completed the first of two Phase 3 clinical trials that we believe would be required to obtain marketing approval for topsalysin for the treatment of the symptoms of BPH. In October 2013, we initiated our first Phase 3 clinical trial, which we refer to as the “PLUS-1” trial, of topsalysin for the treatment of the lower urinary tract symptoms of BPH. The Phase 3 “PLUS-1” trial was an international, multicenter, randomized, double-blind, and vehicle-controlled trial to assess the efficacy and safety of a single intraprostatic administration of topsalysin (0.6 µg/g prostate) for the treatment of the lower urinary symptoms of BPH. Patients were randomized on a 1:1 ratio to either topsalysin or vehicle-only injection, and then monitored for one year. A total of 479 patients with moderate to severe BPH were enrolled and randomized by September 2014. On November 10, 2015, we announced final results from this trial. Topsalysin demonstrated a statistically significant improvement in International Prostate Symptom Score, or IPSS, total score from baseline over 12 months compared to the vehicle-only control group (7.60 vs. 6.58 point overall improvement; p = 0.043), the primary endpoint of the trial. IPSS is a patient recorded, composite assessment that takes into account factors such as ability to empty the bladder, frequency of urination, intermittency of urination, urgency of urination, weak strength of urine stream, straining while urinating, and having to urinate multiple times at night after going to bed. Topsalysin continues to demonstrate a favorable safety profile, with no evidence of any treatment related sexual or cardiovascular side effects.

Beyond our on-going Phase 2b clinical trial for the treatment of localized prostate cancer, we are not planning on pursuing additional clinical trials, including a second Phase 3 trial in BPH, unless we obtain additional funding or secure a development partner to fund such new clinical trials. There can be no assurance that such funding or a development partner will be available on acceptable terms or at all. Further, we cannot currently estimate when the clinical development required to seek the regulatory approvals needed to commercialize topsalysin for the treatment of clinically significant localized prostate cancer or the treatment of the symptoms of BPH will be completed.

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

Kissei Pharmaceuticals License Agreement

In April 2010, we entered into an exclusive license agreement for the development and commercialization of topsalysin (and other products covered by the licensed patent). The agreement with Kissei Pharmaceuticals Co., Ltd., a Japanese pharmaceutical company, or Kissei covers the development and commercialization of topsalysin in Japan for the treatment of the symptoms of BPH, prostate cancer, prostatitis or other diseases of the prostate. Pursuant to the agreement in 2010, we received an upfront license payment of $3.0 million. We have determined that the deliverables under this agreement included the license, the transfer of relevant technical information and participation in a periodic development meeting. we recognized the entire upfront license payment upon receipt as the license was deemed to have stand-alone value and no significant undelivered performance obligations were identified in connection with the license.

During the year ended December 31, 2013, we recorded as revenue a $5.0 million non-refundable substantive milestone payment due from Kissei upon the achievement of certain development activities during this period. In accordance with our revenue recognition policy, we recognize the receipt of milestone payments in accordance with the milestone method in the period in which the underlying triggering event occurs.

Topsalysin License Agreement for Prostate Cancer

In 2004, we licensed exclusive rights to topsalysin for the treatment of prostate cancer under an agreement with UVIC and Johns Hopkins. We have agreed to make cumulative milestone payments over the lifecycle of topsalysin of up to CND$3.6 million, or $2.9 million, as converted, on the achievement of certain clinical and regulatory milestones and to pay royalties on commercial sales of resulting products. From the inception of the agreement, we have paid milestone payments of CND$0.1 million, or $0.1 million, applying the historical conversion rate at each payment date. To date we have completed three clinical trials in patients with prostate cancer.

Topsalysin License Agreement for BPH

In 2009, we licensed exclusive rights to topsalysin under an agreement with UVIC and Johns Hopkins with respect to the use of topsalysin for the treatment of the symptoms of BPH and other non-cancer diseases and conditions of the prostate, with the exception of prostate cancer. The license agreement requires us to make payments of CND$1.3 million, or $1.0 million, as converted, on the achievement of certain clinical and regulatory milestones and to pay royalties on commercial sales of resulting products. From the inception of the agreement, we have incurred sub-license fees of $0.6 million and milestone payments of $0.1 million under this agreement.

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

●

external research and development expenses incurred under agreements with clinical research organizations, or CROs, and investigative sites and clinical trial costs, as well as payments to consultants;

●	employee related expenses, including salaries, benefits, travel and stock-based compensation expense;

●	third-party manufacturing expenses; and

●	facilities, depreciation and other allocated expenses.

We expense research and development costs as incurred. We account for nonrefundable advance payments for goods and services that will be used in future research and development activities as expenses when the service has been performed or when the goods have been consumed. Since our inception in January 2002 through December 31, 2017, we have incurred a total of $104.2 million in research and development expenses.

We expect to incur significant manufacturing costs in 2018 as we have scheduled manufacturing of drug substance, we are completing reformulation of drug product, and we expect to enter into a supply agreement for manufacture of fill finish of drug supply for our Phase 3 clinical trials and will be responsible for the costs of technology transfer under such agreement. We have committed to spend approximately $2.6 million in 2018 on these manufacturing activities.

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

Interest Expense

Interest expense represents interest payable, amortization of our debt discount and issuance costs on our outstanding promissory notes.

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

Certain inputs utilized in our Black-Scholes pricing model may fluctuate in future periods based upon factors which are outside of our control. A significant change in one or more of these inputs used in the calculation of the fair value may cause a significant change to the fair value of our warrant liability which could also result in material non-cash gain or loss being reported in our consolidated statement of operations and comprehensive loss.

Loss on Early Extinguishment of Debt

On September 2, 2016, we repaid the outstanding balance of the Oxford Loan and Security Agreement in full. We made a total payoff payment of $4.2 million to Oxford, which included the final payment of $300,000, a prepayment fee of $39,000, accrued interest of $2,000 and legal fees of $4,000. We had $159,000 of unamortized debt premium as of the date of the payoff. The debt repayment was accounted for as an extinguishment as per ASC 470-50, “Debt: Modification and Extinguishments”, and a loss on early extinguishment of the debt totaling $180,000 was recorded for the year ended December 31, 2016, consisting of the final payment and the prepayment fee which was offset by the unamortized debt premium.

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

Examples of estimated accrued research and development expenses include:

●	fees to clinical research organizations in connection with clinical studies;

●	fees to investigative sites in connection with clinical studies;

●	fees to vendors in connection with preclinical development activities;

●	fees to vendors associated with the development of companion diagnostics; and

●	fees to vendors related to product manufacturing, development and distribution of clinical supplies.

Nonrefundable advance payments for goods and services that will be used or rendered in future research and development activities are recorded as a prepaid expense and recognized as expense in the period that the related goods are consumed or services are performed.

Essentially all of our research and development expenses were related to topsalysin during the years ended December 31, 2017, 2016 and 2015. We recognized research and development expenses as follows (in thousands):

	For the Years Ended December 31,
	2017	2016	2015
Clinical research and development	$3,908	$2,974	$8,866
Pre-clinical research and development	—	—	1
Manufacturing	1,797	421	738
Stock-based compensation expense	481	143	257
	$6,186	$3,538	$9,862

Warrant Liability

 In connection with the offering we completed on May 11, 2016, we issued 1,785,714 warrants to purchase common shares. These warrants may require us to pay the warrant holder cash under certain provisions of the warrant and therefore we are accounting for these warrants as a liability. As a result of these warrants being classified as a liability, we are required to calculate the fair value of these warrants at each reporting date. The fair value of these warrants is calculated utilizing a Black-Scholes pricing model. We calculated the initial fair value of these warrants on May 11, 2016, the date the warrants were issued. On various dates, warrant holders exercised 1,775,714 warrants and as a result we were required to revalue the fair value of the underlying warrants on the various exercise dates. The calculated fair value for the exercised warrants was reclassified from the warrant liability to contributed surplus. The fair value of warrants was remeasured on December 31, 2017 and 2016. 10,000 warrants remain outstanding from this offering with an assessed fair market value of $19,000 and $26,000 as of December 31, 2017 and 2016, respectively.

The following inputs were utilized in the Black-Scholes pricing model:

	December 31,
	2017	2016
Stock price	$2.27	$2.80
Exercise price	$1.40	$1.40
Risk-free interest rate	2.01%	1.78%
Volatility	143.57%	144.25%
Dividend yield	0.00%	0.00%
Expected life in years	3.36	4.36
Calculated fair value per warrant	$1.95	$2.55

In connection with the offering we completed on August 26, 2016, we issued 5,606,250 warrants to purchase common shares. These warrants may require us to pay the warrant holder cash under certain provisions of the warrant and therefore we are accounting for these warrants as a liability. As a result of these warrants being classified as liabilities, we are required to calculate the fair value of these warrants at each reporting date. The fair value of these warrants are calculated utilizing a Black-Scholes pricing model. We calculated the initial fair value of these warrants on August 26, 2016, the date the warrants were issued. The fair value of the warrants was remeasured on December 31, 2017 and 2016. The warrants outstanding from this offering have an assessed fair market value of $10.1 million and $13.4 million as of December 31, 2017 and 2016, respectively.

The following inputs were utilized in the Black-Scholes pricing model:

	December 31,
	2017	2016
Stock price	$2.27	$2.8
Exercise price	$4.00	$4.00
Risk-free interest rate	2.04%	1.85%
Volatility	145.36%	140.47%
Dividend yield	0.00%	0.00%
Expected life in years	3.65	4.65
Calculated fair value per warrant	$1.80	$2.38

Certain inputs utilized in our Black-Scholes pricing model may fluctuate in future periods based upon factors which are outside of our control. A significant change in one or more of these inputs used in the calculation of the fair value may cause a significant change to the fair value of our warrant liability which could also result in material non-cash gain or loss being reported in our consolidated statement of operations and comprehensive loss. A 10% change in our closing stock price on December 31, 2017 would result in a $1.1 million change to the fair value of our warrant liability at December 31, 2017. A 10% change in our stock price volatility at December 31, 2017 would result in a change of $0.7 million to our warrant liability at December 31, 2017. A 10% change in the risk-free interest rate at December 31, 2017 would not have a material effect on the fair value of our warrant liability.

Stock-Based Compensation

We expense the fair value of employee stock options over the vesting period. Stock-based compensation expense is measured using the fair value of the award at the grant date. The fair value of each stock-based award is estimated using the Black-Scholes pricing model and is expensed using the graded vesting method over the vesting period.

Effective January 1, 2017, we adopted ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”). This guidance simplified the accounting for share-based compensation. Upon adoption, we elected to no longer apply a forfeiture rate to estimate forfeitures expected to occur and instead account for forfeitures as they occur. The impact from the adoption of this new guidance to the excess tax benefits or the share-based compensation expense was not material nor was the impact on the statement of cash flows.

We recognized stock-based compensation expense as follows (in thousands):

	For the Years Ended December 31,
	2017	2016	2015
Research and development	$481	$143	$257
General and administrative	1,231	282	519
Total	$1,712	$425	$776

As of December 31, 2017 there were $0.9 million of unrecognized compensation costs related to non-vested stock options. As of December 31, 2017 we expect to recognize those costs over a weighted average period of 1.3 years.

The fair value of options granted during the years ended December 31, 2017, 2016 and 2015 were estimated at the date of grant using the following weighted average assumptions:

	For the Years Ended December 31,
	2017	2016	2015
Expected life of the option term (years)	4.2	3.9	3.5
Risk-free interest rate	1.9%	1.5%	1.0%
Dividend yield	0.0%	0.0%	0.0%
Volatility	134.8%	144.0%	128.4%

Expected Life of the Option Term – This is the period of time that the options granted are expected to remain unexercised. Options granted during 2017 have a contractual term of ten years. We estimate the expected life of the option term based on actual past behavior for similar options.

Risk-Free Interest Rate – This is the United States Treasury rate that most closely resembles the expected life of the option.

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

Stock-Based Compensation Liability

Prior to our IPO, we had issued its stock options with a Canadian dollar denominated exercise price. Subsequent to the Company’s IPO, the Company issues its stock options with a U.S. dollar denominated exercise price.

Effective November 13, 2013, we voluntarily delisted from the Toronto Stock Exchange, or TSX. As a result of the delisting from the TSX and the change in our functional currency to the U.S. dollar, the stock options granted with exercise prices denominated in Canadian dollars were considered dual indexed as defined in ASC 718, “Compensation, Stock Compensation”. As a result, we were required to account for these stock options as a liability. Historically these options had been accounted for as equity. The estimated fair value was determined using the Black-Scholes pricing model based on the estimated value of the underlying common shares at the valuation measurement date, the remaining service period of the stock options, risk-free interest rates, expected dividends and expected volatility of the price of the underlying common shares. As of November 13, 2013, we calculated the initial fair value of the vested awards of $163,000. This fair value was initially recorded as a deduction from Contributed Surplus. At each reporting period subsequent to November 13, 2013, we adjusted the fair value of the stock-based compensation liability and any corresponding increase or decrease to the stock-based compensation liability was recorded as an adjustment to Contributed Surplus and/or compensation expense on the consolidated statement of operations and comprehensive loss but in no case will the amount of stock-based compensation expense be less than the original grant date fair value of the stock options.

The fair value of the stock-based compensation liability was $57,000 at December 31, 2016. As the calculated fair value of the stock options at December 31, 2016 was less than the original grant date fair value no additional compensation expense was recorded in the consolidated statement of operations and comprehensive loss. The fair value of the stock-based compensation liability was remeasured, using the Black-Sholes pricing model, was $0 at December 31, 2017. The change in the fair value of the stock-based compensation liability of $57,000 was recorded as an adjustment to Contributed Surplus.

The following inputs were utilized in the Black-Scholes pricing model for the options granted with exercise prices denominated in Canadian dollars:

	December 31,
	2017	2016
Stock price at the end of each reporting period	$2.27	$2.80
Weighted average exercise price	$10.39	$11.06
Risk-free interest rate	1.75%	0.85%
Volatility	0.00%	120.81%
Dividend yield	0.00%	0.00%
Expected life in years	0.03	0.85
Calculated fair value per stock option	$0.00	$0.33

On January 9, 2018, the final group of stock options with Canadian dollar denominated exercise prices expired unexercised. Subsequent to this date, all outstanding stock options have exercise prices denominated in US dollars.

Fair Value of Financial Instruments

We measure certain financial assets and liabilities at fair value based on the exchange price that would be received for an asset or paid for to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The carrying amounts of our financial instruments, including cash and cash equivalents and accounts payable and accrued expenses, approximate fair value due to their short maturities.

We follow ASC 820-10, “Fair Value Measurements and Disclosures,” which among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, a three-tier fair value hierarchy has been established, which prioritizes the inputs used in measuring fair value as follows:

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

Recent Accounting Pronouncements

 In May 2014, the Financial Accounting Standards Board, or FASB, issued new guidance related to revenue recognition (ASU No. 2014-09 Revenue from Contracts with Customers (Topic 606)). Subsequently the FASB has issued additional guidance (ASU Nos. 2015-14; 2016-08; 2016-10; 2016-12; 2016-20 Revenue from Contracts with Customers (Topic 606)). The guidance establishes principles for reporting information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Upon adoption of this standard, we plan to utilize the modified retrospective adoption method, meaning the cumulative effect of applying the new guidance is recognized as an adjustment to the opening retained earnings balance. We did not recognize any revenue from contracts with customers in the years ended December 31, 2017, 2016 and 2015. We anticipate that the impact will not be material to the consolidated financial statements as we do not currently generate revenues from contracts with customers.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”, addressing eight specific cash flow issues in an effort to reduce diversity in practice. The amended guidance is effective for fiscal years beginning after December 31, 2017, and for interim periods within those years. We have determined that seven of the eight specific cash flow issues outlined in this standard will not impact us. The guidance includes a change in the classification of debt prepayment or debt extinguishment costs, this change may impact how we classified our payment related to the prepayment of the Oxford loan in the year ended December 31, 2016. We are in the process of evaluating the impact of this guidance on its consolidated cash flow statement.

In May 2017, the FASB issued ASU No. 2017-09, "Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting". The new standard provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The new standard became effective for us on January 1, 2018. The adoption of this standard is not expected to have a material impact on our financial position or results of operations.

Net Operating Loss Carryforwards

As of December 31, 2017 we had Canadian and U.S. federal tax net operating loss carryforwards of $133.7 million and $2.1 million, respectively, which begin to expire in 2026 and 2035, respectively. As of December 31, 2017, we also had Canadian investment tax credits and U.S. federal research and development tax credits of $2.6 million and $1.6 million, respectively. The Canadian investment tax credits and U.S. federal research and development tax credits will begin to expire in 2018 and 2031, respectively.

JOBS Act

In April 2012, the JumpStart Our Business Startups Act of 2012, or the JOBS Act, was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for an “emerging growth company.” As an “emerging growth company,” we are electing not to take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision not to take advantage of the extended transition period is irrevocable. In addition, for as long as we continue to be an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. Pursuant to such exemptions, we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we no longer meet the requirements of being an “emerging growth company,” whichever is earlier. We expect that we will be an emerging growth company until December 31, 2018, although circumstances could cause us to lose that status earlier.

Results of Operations

Comparison of the Years Ended December 31, 2017 and 2016

The following table summarizes the results of our operations for the year ended December 31, 2017 and 2016, together with the changes in those items in dollars (in thousands):

	For the Years Ended December 31,		Change 2017 vs.
	2017	2016	2016
Research and development expenses	$6,186	$3,538	2,648
General and administrative expenses	5,732	6,768	(1,036)
Interest expense	(207)	(373)	166
Interest income	238	37	201
Gain (loss) on revaluation of warrant liability	3,307	(330)	3,637
Loss on early extinguishment of debt	—	(180)	180
Other expense, net	(48)	(12)	36

Research and development expenses. Research and development expenses were $6.2 million in the year ended December 31, 2017 compared to $3.5 million in the year ended December 31, 2016. The increase in research and development costs is attributable to the following:

●	a $2.2 million increase in costs associated with our Phase 2b clinical trial of topsalysin for the focal treatment of localized prostate cancer which was initiated in March 2017;

●	a $1.3 million increase in the costs associated with manufacturing activities for topsalysin, including reformulation costs, and

●	a $0.3 million increase in the non-cash stock-based compensation expense, primarily associated with stock options granted to employees in December 2016.

These increases were partially offset by decreases of $0.4 million for costs associated with our completed Phase 2a proof of concept clinical trial for low to intermediate risk prostate cancer and $0.8 million in personnel related costs, partially related to our completed reduction in work force in May 2016.

General and administrative expenses. General and administrative expenses were $5.7 million in the year ended December 31, 2017 compared to $6.8 million for the year ended December 31, 2016. The decrease of approximately $1.0 million is primarily due to the inclusion of $1.6 million in offering costs which were allocated to our liability warrants issued in both our private and public offerings which were completed in 2016. In addition, there is a decrease of $0.3 million of professional services and $0.6 million of personnel related costs from 2016 to 2017. These decreases are partially offset by increases in non-cash stock-based compensation expense of $0.9 million, market research activities of $0.4 million and consulting expense of $0.2 million. The increase in the non-cash stock-based compensation expense is primarily associated with stock options granted to employees in December 2016 and members of our Board of Directors in May 2017.

Interest expense. Interest expense was $0.2 million in the year ended December 31, 2017 compared to $0.4 million for the year ended December 31, 2016. Interest expense for the year ended December 31, 2017 is related to the Loan and Security Agreement with SVB entered into in September 2017. Interest expense for the year ended December 31, 2016 was related our Loan and Security Agreement with Oxford. We repaid the outstanding principal balance of the Oxford Loan and Security Agreement in full in September 2016.

Interest income. Interest income was $0.2 million for the year ended December 31, 2017 compared to $37,000 for the year ended December 31, 2016. The increase is partially due to the increase in the average balances of the interest-bearing cash and investment accounts period over period and also due to an increase in the yields earned on our interest bearing cash and investment accounts.

Gain (loss) on revaluation of warrant liability. Gain on revaluation of the warrant liability was $3.3 million for the year ended December 31, 2017 as compared to a loss of $0.3 million for the year ended December 31, 2016. The non-cash gain (loss) is associated with the change in the fair value of our warrant liability which is calculated using a Black-Scholes pricing model.

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

Comparison of the Years Ended December 31, 2016 and 2015

The following table summarizes the results of our operations for the year ended December 31, 2016 and 2015, together with the changes in those items in dollars (in thousands):

	For the Years Ended December 31,		Change 2016 vs.
	2016	2015	2015
Research and development expenses	$3,538	$9,862	(6,324)
General and administrative expenses	6,768	3,626	3,142
Interest expense	(373)	(690)	317
Interest income	37	22	15
Loss on revaluation of warrant liability	(330)	—	(330)
Loss on early extinguishment of debt	(180)	—	(180)
Other expense, net	(12)	(41)	29

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

●	a $0.6 million decrease in the costs associated with our completed Phase 2a proof of concept clinical trial for the treatment of localized low to intermediate risk prostate cancer; and

●	a $0.4 million decrease in the costs associated with the manufacturing activities for topsalysin.

These decreases are partially offset by an increase of $0.3 million for costs associated with our Phase 2b for the treatment of localized prostate cancer, an increase of $0.1 million in personnel related costs and an increase of $0.1 million milestone payment due to UVIC and Johns Hopkins for the completion of Phase 1 clinical activities associated topsalysin for prostate cancer.

General and administrative expenses. General and administrative expenses were $6.8 million in the year ended December 31, 2016 compared to $3.6 million for the year ended December 31, 2015. The increase is primarily due to the inclusion of $1.6 million in offering costs which were allocated to the warrants issued in our registered direct transaction and public offering, both completed in the year ended December 31, 2016, a $0.8 million increase in personnel related costs and a $0.7 million in increases for legal, accounting, consulting and professional services.

Interest expense. Interest expense was $0.4 million in the years ended December 31, 2016 compared to $0.7 million for the year ended December 31, 2015. Interest expense is related to our Loan and Security Agreement with Oxford. We repaid the outstanding principal balance of our Oxford Loan and Security Agreement in September 2016.

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

Liquidity and Capital Resources

 Overview

Since our inception, our operations have been primarily financed through public and private equity sales, debt financings and payments from Kissei. Since inception, we have devoted our resources to funding and conducting research and development programs, including discovery research, preclinical studies and clinical trial activities. At December 31, 2017, we had cash, cash equivalents and securities available-for-sale of $25.8 million, representing a decrease of $3.2 million from December 31, 2016. We had working capital of $24.2 million at December 31, 2017, a decrease of $3.6 million from December 31, 2016. We expect that our cash, cash equivalents and securities available-for-sale will be sufficient to fund our operations to the middle of 2019, assuming we conduct no additional clinical trials beyond our on-going Phase 2b clinical trial for the treatment of clinically significant localized prostate cancer. We will need to raise additional capital in order to pursue further development of topsalysin. There can be no assurance that such funding will be available on acceptable terms or at all.

Promissory Note

On September 2, 2016, we repaid the outstanding principal balance on our Loan and Security Agreement with Oxford.

On September 8, 2017, we entered into a Loan and Security Agreement with SVB. Under the terms of the agreement, we have the ability to request term loan advances in two tranches. The first tranche of $7.0 million was effective the date of the agreement and the second tranche is available to us in a single advance not to exceed $3.0 million if we have either (a) received net proceeds of $20.0 million from the sale of common shares prior to December 31, 2018 or (b) obtained positive Phase 2b data in topsalysin trial for treatment of localized cancer prior to December 31, 2018.

The principal borrowed under the first tranche of $7.0 million bears fixed interest of 6.75% per annum. We have the option to prepay the outstanding balance of the loan in full, subject to a prepayment fee of 1% to 3% depending upon when the prepayment occurs. Upon the final repayment of the loan on the maturity date of September 1, 2021, by prepayment, or upon acceleration, we will pay SVB an additional fee of 5% of the principal amount of $7.0 million. This additional fee is recorded as a debt discount and is being recognized as interest expense over the life of the loan utilizing the effective interest method. The repayment terms are interest only payments through September 2018 followed by 36 equal monthly payments of principal and interest.

We are not subject to any financial covenants under the loan. As of December 31, 2017, we were in compliance with all covenants under the loan. The loan agreement contains customary affirmative and negative covenants, indemnification provisions and events of default. The affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports and maintain certain intellectual property rights. The negative covenants include, among others, restrictions on transferring or licensing our assets, changing our business, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, and creating other liens on our assets, in each case subject to customary exceptions. If we default under the loan, SVB may accelerate all of our repayment obligations and take control of our pledged assets. SVB could declare a default under the loan upon the occurrence of any event that SVB interprets as a material adverse change as defined under the loan agreement, thereby requiring us to repay the loan immediately. Pursuant to the first tranche of the loan, we issued to SVB warrants to purchase an aggregate of up to 99,526 of our common shares at an exercise price of $2.11 per share. The warrants will expire seven years from the date of the grant.

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

Our future capital requirements will depend on, and could increase significantly as a result of many factors, including:

●

progress in, and the costs of, our clinical trials, including results of our on-going Phase 2b clinical trial for clinically significant localized prostate cancer and the costs of a Phase 3 prostate cancer trial assuming positive Phase 2b trial results, preclinical studies and other research and development activities for topsalysin;

●	the costs and timing of regulatory approvals;

●

our ability to maintain our strategic license with Kissei and its ability to achieve applicable milestones and establish and maintain additional strategic collaborations, including licensing and other arrangements;

●	the costs involved in filing, prosecuting, enforcing and defending patent claims and other intellectual property rights;

●

the costs of obtaining and securing manufacturing supply for clinical or commercial production of product candidates, including the costs associated with our current reformulation of topsalysin drug product; and

●	the costs of establishing, or contracting for, sales and marketing capabilities if we obtain regulatory approvals to market topsalysin.

Until we can generate significant continuing revenues, we expect to satisfy our future cash needs through private and public sales of our securities, debt financings, by establishing additional strategic collaborations for topsalysin or from exercise of outstanding common share purchase warrants and stock options.

 Cash Flows

The following table shows a summary of our cash flows for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	For the Years Ended December 31,
	2017	2016	2015
Net cash provided by (used in):
Operating activities	$(9,968)	$(10,329)	$(14,357)
Investing activities	6,323	(13,721)	16,066
Financing activities	6,932	30,971	50
Effect of exchange rate changes on cash and cash equivalents	—	(2)	(1)
Net increase in cash and cash equivalents	$3,287	$6,919	$1,758

Operating Activities

Net cash used in operating activities decreased to $10.0 million for the year ended December 31, 2017 compared to $10.3 million for the year ended December 31, 2016. The decrease in net cash used in operating activities of approximately $0.4 million was primarily due to the net cash outflow impact of the decrease in our net loss from period to period partially offset by a decrease in funds used for the payment of accounts payable and accrued expenses for the year ended December 31, 2017.

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

Investing Activities

Net cash provided by investing activities was $6.3 million for the year ended December 31, 2017, compared to net cash used in investing activities of $13.7 million for the year ended December 31, 2016. The increase in net cash provided by investing activities from December 31, 2016 to December 31, 2017 represents the usage of our securities classified as available-for-sale to purchase securities with maturities less than 90 days which are classified as cash and cash equivalents and the usage of the proceeds from the maturity of our securities classified as available-for-sales to fund our operations during 2017.

Net cash used in investing activities was $13.7 million for the year ended December 31, 2016, compared to net cash provided by investing activities of $16.1 million for the year ended December 31, 2015. The increase in net cash used in investing activities from December 31, 2015 to December 31, 2016 represents the usage of our cash and cash equivalents to purchase securities classified as available-for-sale during 2016.

Financing Activities

Net cash provided by financing activities was $6.9 million for the year ended December 31, 2017, as compared to $31.0 million for the year ended December 31, 2016. The cash provided by financing activities for the year ended December 31, 2017 is primarily related to the receipt of $6.9 million from our Loan and Security Agreement with SVB.

Net cash provided by financing activities was $31.0 million for the year ended December 31, 2016. The increase in cash provided by financing activities for the year ended December 31, 2016 is primarily related to the receipt of the proceeds from our completed common share offerings of $33.5 million, net of issuance costs. We also received proceeds of $2.6 million from the exercise of warrants and stock options during the year ended December 31, 2016. These cash inflows were offset by $5.1 million of principal payments on our loan with Oxford.

Net cash provided by financing activities was $50,000 for the year ended December 31, 2015. The cash provided by financing activities for the year ended December 31, 2015 reflects the proceeds of $0.8 million from the common share purchases by Aspire Capital Fund, LLC pursuant a common stock purchase agreement entered into in May 2014 which expired in December 2016, offset by $0.7 million in principal payments on our Oxford loan.

Contractual Obligations and Commitments

Our contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude contingent liabilities for which we cannot reasonably predict future payments. Accordingly, the table below excludes contractual obligations relating to milestone and royalty payments due to third parties, all of which are contingent upon certain future events. The following is a summary of our contractual obligations as of December 31, 2017 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligation relating to facility(1)	$178	$126	$52	$—	$—
Principal, interest payable and additional fee under promissory notes (2)	8,448	1,059	5,239	2,150	—
Purchase commitments(3)	2,643	2,643	—	—	—
Total	$11,269	$3,828	$5,291	$2,150	$—

(1)

We currently lease an office facility comprising our headquarters in San Diego, California under a non-cancelable lease. The lease, as amended, expires in May 2019 and the minimum rent is $9,187 per month, subject to annual cost of living increases, plus our pro rata share of certain operating costs and other expenses.

(2)

In September 2017, we entered into a Loan and Security Agreement with SVB. The principal borrowed under the first tranche of $7.0 million bears fixed interest of 6.75% per annum. We have the option to prepay the outstanding balance of the loan in full, subject to a prepayment fee of 1% to 3% depending upon when the prepayment occurs. Upon the final repayment of the loan on the maturity date of September 1, 2021, by prepayment, or upon acceleration, we are required to pay SVB an additional fee of $0.3 million. This amount is reflected in the able above. The repayment terms are interest only payments through September 2018 followed by 36 equal monthly payments of principal and interest

(3)

This amount represents purchase commitments pursuant to our manufacturing and supply agreement with Boehringer Ingelheim RCV GmbH & Co KG, or BI. We are required to schedule our manufacturing activities with BI in advance. If we cancel any of these scheduled activities without proper notice we could be required to pay penalties equal to the cost of the originally scheduled activity. As such we have included the activities scheduled as of December 31, 2017 which, if cancelled, could result in us incurring penalties for cancellation.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sophiris Bio Inc. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Diego, CA

March 21, 2018

We have served as the Company's auditor since 2013.

Sophiris Bio Inc.

Consolidated Balance Sheets

(In thousands, except share amounts)

	December 31,
	2017	2016
Assets:
Current assets:
Cash and cash equivalents	$16,087	$12,800
Securities available-for-sale	9,757	16,201
Other receivables	13	128
Prepaid expenses	999	846
Total current assets	26,856	29,975
Property and equipment, net	2	4
Other long-term assets	19	19
Total assets	$26,877	$29,998
Liabilities and shareholders’ equity:
Current liabilities:
Accounts payable	$832	$459
Accrued expenses	1,499	1,762
Current portion of promissory notes	372	—
Total current liabilities	2,703	2,221
Long-term promissory notes	6,435	—
Warrant liability	10,089	13,396
Stock-based compensation liability	—	57
Total liabilities	19,227	15,674
Commitments and contingencies (Note 16)
Shareholders’ equity:
Common shares, unlimited authorized shares, no par value; 30,111,153 and 30,107,644 shares issued and outstanding at December 31, 2017 and 2016, respectively	131,247	131,245
Contributed surplus	25,854	23,900
Accumulated other comprehensive gain	97	99
Accumulated deficit	(149,548)	(140,920)
Total shareholders’ equity	7,650	14,324
Total liabilities and shareholders’ equity	$26,877	$29,998

The accompanying notes are an integral part of these audited consolidated financial statements.

Sophiris Bio Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

	For the Years Ended December 31,
	2017	2016	2015
Operating expenses:
Research and development	$6,186	$3,538	$9,862
General and administrative	5,732	6,768	3,626
Total operating expenses	11,918	10,306	13,488
Other income (expense):
Interest expense	(207)	(373)	(690)
Interest income	238	37	22
Gain (loss) on revaluation of warrant liability	3,307	(330)	—
Loss on early extinguishment of debt	—	(180)	—
Other expense, net	(48)	(12)	(41)
Total other income (expense)	3,290	(858)	(709)
Net loss	$(8,628)	$(11,164)	$(14,197)
Basic and diluted loss per share	$(0.29)	$(0.49)	$(0.84)
Weighted average number of outstanding shares – basic and diluted	30,111	23,002	16,881
Other comprehensive loss:
Unrealized loss on securities available-for-sale	(2)	—	—
Total other comprehensive loss	$(8,630)	$(11,164)	$(14,197)

The accompanying notes are an integral part of these audited consolidated financial statements.

Sophiris Bio Inc.

 Consolidated Statements of Shareholders’ Equity

(In thousands, except share amounts)

	Common Shares		Contributed	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Surplus	Deficit	Income	Equity
Balance at January 1, 2015	16,844,736	$113,095	$17,053	$(115,559)	$99	$14,688
Issuance of common shares	400,000	785	—	—	—	785
Change in the fair value of stock-based compensation liability recorded to contributed surplus	—	—	(146)	—	—	(146)
Stock-based compensation expense	—	—	776	—	—	776
Net loss	—	—	—	(14,197)	—	(14,197)
Balance at December 31, 2015	17,244,736	$113,880	$17,683	$(129,756)	$99	$1,906
Issuance of common shares and warrants, net of issuance cost of $1,366	11,046,428	33,534	—	—	—	33,534
Exercise of warrants	1,775,714	2,486	—	—	—	2,486
Exercise of stock options	40,766	92	—	—	—	92
Initial valuation of warrant liability upon issuance of warrants	—	(18,747)	—	—	—	(18,747)
Valuation of exercised warrants reclassified from warrant liability to contributed surplus	—	—	5,681	—	—	5,681
Change in the fair value of stock-based compensation liability recorded to contributed surplus	—	—	111	—	—	111
Stock-based compensation expense	—	—	425	—	—	425
Net loss	—	—	—	(11,164)	—	(11,164)
Balance at December 31, 2016	30,107,644	$131,245	$23,900	$(140,920)	$99	$14,324
Exercise of stock options	3,509	2	—	—	—	2
Issuance of warrants with secured promissory note	—	—	185	—	—	185
Change in the fair value of stock-based compensation liability recorded to contributed surplus	—	—	57	—	—	57
Stock-based compensation expense	—	—	1,712	—	—	1,712
Net loss	—	—	—	(8,628)	—	(8,628)
Other comprehensive loss	—	—	—	—	(2)	(2)
Balance at December 31, 2017	30,111,153	$131,247	$25,854	$(149,548)	$97	$7,650

The accompanying notes are an integral part of these audited consolidated financial statements.

Sophiris Bio Inc.

Consolidated Statements of Cash Flows

(In thousands)

	For the Years Ended December 31,
	2017	2016	2015
Cash flows used in operating activities
Net loss for the period	$(8,628)	$(11,164)	$(14,197)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,712	425	776
Amortization of debt discount	44	81	137
Amortization of promissory note issuance costs	17	—	—
Depreciation of property and equipment	4	12	20
Amortization of discount on available-for-sale securities	116	20	5
Change in fair value warrant liability	(3,307)	330	—
Noncash portion of loss on early extinguishment of debt	—	(159)	—
Payment of original issue discount	—	(124)	—
Foreign exchange transaction loss	6	—	6
Changes in operating assets and liabilities:
Other receivables	116	(120)	8
Prepaid expenses	(153)	(379)	2,358
Accounts payable	374	(446)	(1,728)
Accrued expenses	(269)	1,195	(1,742)
Net cash used in operating activities	(9,968)	(10,329)	(14,357)
Cash flows (used in) provided by investing activities
Purchases of property and equipment	(3)	—	—
Maturity of securities available-for-sale	22,161	2,750	26,169
Purchases of securities available-for-sale	(15,835)	(16,471)	(10,103)
Net cash provided by (used in) investing activities	6,323	(13,721)	16,066
Cash flows provided by financing activities
Proceeds from the issuance of common shares and warrants, net of paid issuance costs	—	33,534	785
Proceeds from the exercise of warrants	—	2,486	—
Proceeds from exercise of stock options	2	92	—
Proceeds from the issuance of the Silicon Valley Bank promissory note, net of issuance costs	6,930	—	—
Principal payments on the Oxford promissory notes	—	(5,141)	(735)
Net cash provided by financing activities	6,932	30,971	50
Effect of exchange rate changes on cash and cash equivalents	—	(2)	(1)
Net increase in cash and cash equivalents	3,287	6,919	1,758
Cash and cash equivalents at beginning of period	12,800	5,881	4,123
Cash and cash equivalents at end of period	$16,087	$12,800	$5,881
Supplemental disclosures of cash flow information
Cash paid for interest	$105	$334	$559

	For the Years Ended December 31,
	2017	2016	2015
Supplemental disclosures of non-cash investing and financing activities
Valuation of warrant liability upon issuance of warrants	$—	$18,747	$—
Value of warrants issued in connection with the Silicon Valley Bank promissory note	$185	$—	$—
Valuation of exercised warrants reclassified from warrant liability to contributed surplus	$—	$5,681	$—
Change in the fair value of stock-based compensation liability recorded to contributed surplus	$(57)	$(111)	$146
Unrealized loss on securities available-for sale	$2	$—	$—

The accompanying notes are an integral part of these audited consolidated financial statements.

Sophiris Bio Inc.

Notes to the Consolidated Financial Statements

1.	Nature of the business

Company

Sophiris Bio Inc., or the Company, or Sophiris, is a clinical-stage biopharmaceutical company focused on innovative products for the treatment of urological diseases. The Company is governed by the British Columbia Business Corporations Act. The Company’s operations were initially located in Vancouver, British Columbia until April 2011, when its core activities and headquarters relocated from Vancouver, British Columbia to San Diego, California.

The consolidated financial statements include the accounts of Sophiris and its wholly-owned subsidiaries, Sophiris Bio Corp. and Sophiris Bio Holding Corp., both of which are incorporated in the State of Delaware.

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

Securities Available-for-Sale

Investments with an original maturity of more than three months when purchased have been classified by management as securities available-for-sale. Such investments are carried at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive gain (loss) in shareholders’ equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. No other-than-temporary impairments were identified for the investment securities held by the Company as of December 31, 2017 and 2016. The cost of investment securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. The cost of securities sold is based on the specific-identification method. The Company has classified all of its investment securities as available-for-sale, including any of those with maturities beyond one year, as current assets on the consolidated balance sheets based on the highly liquid nature of the investment securities and because these investment securities are considered available for use in current operations.

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

The Company reviews its long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flow to the recorded value of the asset. If impairment is indicated, the asset will be written down to its estimated fair value on a discounted cash flow basis. The Company has not recognized any impairment losses through December 31, 2017.

Promissory notes

Promissory notes are recognized initially at fair value. Promissory notes are subsequently carried at amortized cost; any difference between the initial fair market value and the redemption value is recognized in the statement of operations and comprehensive loss over the period of the notes payable using the effective interest method.

The fair value of the promissory notes when issued with equity classified instruments is recognized initially at its relative fair value, with the fair value of the promissory note estimated using the net present value of similar promissory notes issued on a standalone basis. The equity classified instruments that are issued with the borrowings are valued at fair value using the Black-Scholes valuation model.

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

Examples of estimated accrued research and development expenses include:

●	fees to clinical research organizations in connection with clinical studies;

●	fees to investigative sites in connection with clinical studies;

●	fees to vendors in connection with preclinical development activities;

●	fees to vendors associated with the development of companion diagnostics; and

●	fees to vendors related to product manufacturing, development and distribution of clinical supplies.

Nonrefundable advance payments for goods and services that will be used or rendered in future research and development activities, are recorded as a prepaid expense and recognized as expense in the period that the related goods are consumed or services are performed.

Dividend policy

The Company has never declared or paid any cash dividends on its capital shares. The Company intends to retain all available funds and any future earnings to support its operations and finance the growth and development of its business. The Company does not intend to pay cash dividends on its common shares for the foreseeable future. Any future determination related to the Company’s dividend policy will be made at the discretion of its board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements, contractual restrictions, business prospects and other factors of the Company’s board of directors may deem relevant. In addition, the Company’s Loan and Security Agreement with Silicon Valley Bank, or SVB, contains a negative covenant which prohibits the Company from paying dividends without the prior written consent of SVB.

Stock-based compensation

The Company expenses the fair value of employee stock options over the vesting period. Compensation expense is measured using the fair value of the award at the grant date. The fair value of each stock-based award is estimated using the Black-Scholes pricing model and is expensed using the graded vesting method over the vesting period.

Effective January 1, 2017, the Company adopted ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”). This guidance simplified the accounting for share-based compensation.  Upon adoption, the Company elected to no longer apply a forfeiture rate to estimate forfeitures expected to occur and instead account for forfeitures as they occur.  The impact from the adoption of this new guidance to the excess tax benefits or the share-based compensation expense was not material nor was the impact on the statement of cash flows.

Prior to the Company’s initial public offering, or IPO, the Company had issued its stock options with a Canadian dollar denominated exercise price. Subsequent to the Company’s IPO, the Company issues its stock options with a U.S. dollar denominated exercise price.

Effective November 13, 2013, the Company voluntarily delisted from the Toronto Stock Exchange, or TSX. As a result of the delisting from the TSX and the change in the Company’s functional currency to the U.S. dollar, the stock options granted with exercise prices denominated in Canadian dollars are considered dual indexed as defined in Accounting Standards Codification, or ASC, topic 718, “Compensation, Stock Compensation”. As a result, the Company is required to account for these stock options as a liability. Historically these options had been accounted for as equity. The estimated fair value is determined using the Black-Scholes pricing model based on the estimated value of the underlying common shares at the valuation measurement date, the remaining service period of the stock options, risk-free interest rates, expected dividends and expected volatility of the price of the underlying common shares. The fair value of the stock-based compensation liability was zero at December 31, 2017. As the calculated fair value of the stock options at December 31, 2017 was less than the original grant date fair value no additional compensation expense was recorded in the consolidated statement of operations and comprehensive loss. The change in the fair value of the stock-based compensation liability was recorded as an adjustment to Contributed Surplus of ($57,000) and ($111,000) for the years ended December 31, 2017 and 2016, respectively. All of the stock options with exercise prices denominated in Canadian dollars expired on January 9, 2018. Subsequent to this date, all of the Company’s stock options had exercise prices denominated in US dollars.

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

Certain inputs utilized in our Black-Scholes pricing model may fluctuate in future periods based upon factors which are outside of the Company’s control. A significant change in one or more of these inputs used in the calculation of the fair value may cause a significant change to the fair value of our warrant liability which could also result in material non-cash gain or loss being reported in our consolidated statement of operations and comprehensive loss.

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

Segment reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or CODM. The Company’s Chief Executive Officer serves as its CODM. The Company views its operations and manages its business as one segment operating primarily in the United States. As of December 31, 2017, all of the Company’s assets were located in the United States of America with the exception of $15,000 of cash and cash equivalents located in Canada. All of the Company’s property and equipment was located within the United States as of December 31, 2017.

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

Recent accounting pronouncements

 In May 2014, the Financial Accounting Standards Board, or FASB, issued new guidance related to revenue recognition (Accounting Standards Update, or ASU, No. 2014-09 Revenue from Contracts with Customers (Topic 606)). Subsequently the FASB has issued additional guidance (ASU Nos. 2015-14; 2016-08; 2016-10; 2016-12; 2016-20 Revenue from Contracts with Customers (Topic 606)). The guidance establishes principles for reporting information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Upon adoption of this standard, we plan to utilize the modified retrospective adoption method, meaning the cumulative effect of applying the new guidance is recognized as an adjustment to the opening retained earnings balance. The Company did not recognize any revenue from contracts with customers in the years ended December 31, 2017, 2016 and 2015. The Company anticipates that the impact will not be material to the consolidated financial statements as the Company does not currently generate revenues from contracts with customers.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”, addressing eight specific cash flow issues in an effort to reduce diversity in practice. The amended guidance is effective for fiscal years beginning after December 31, 2017, and for interim periods within those years. The Company has determined that seven of the eight specific cash flow issues outlined in this standard will not impact the Company. The guidance includes a change in the classification of debt prepayment or debt extinguishment costs, this change may impact how the Company classifies its payment related to the prepayment of its Oxford loan in the year ended December 31, 2016. The Company is in the process of evaluating the impact of this guidance on its consolidated cash flow statement.

In May 2017, the FASB issued ASU No. 2017-09, "Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting". The new standard provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The new standard became effective for the Company on January 1, 2018. The adoption of this standard is not expected to have a material impact on the Company's financial position or results of operations.

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

The following table presents the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	For the Years Ended December 31,
	2017	2016	2015
Net loss per share:
Net loss	$(8,628)	$(11,164)	$(14,197)
Weighted-average common shares – basic and diluted	30,111	23,002	16,881
Net loss per share – basic and diluted per share	$(0.29)	$(0.49)	$(0.84)

The following dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding as of the year ended December 31, 2017, 2016 and 2015 as the Company recorded a net loss in all periods and, therefore, they would be anti-dilutive (in thousands):

	For the Years Ended December 31,
	2017	2016	2015
Options to purchase common shares	2,931	2,868	1,677
Common share purchase warrants	5,825	5,965	589

5.	Securities available-for-sale

Securities available-for-sale consisted of the following as of December 31, 2017 (in thousands):

	December 31, 2017
	Amortized	Unrealized		Estimated
	Cost	Gain	Loss	Fair Value
Commercial paper	$3,590	$—	$—	$3,590
U.S. government sponsored enterprise securities	4,985	—	(2)	4,983
Corporate debt securities	1,184	—	—	1,184
	$9,759	$—	$(2)	$9,757

As of December 31, 2017, all of the Company’s securities available-for-sale have a maturity date of less than one year.

Securities available-for-sale consisted of the following as of December 31, 2016 (in thousands):

	December 31, 2016
	Amortized	Unrealized		Estimated
	Cost	Gain	Loss	Fair Value
Commercial paper	$3,890	$—	$—	$3,890
U.S. government sponsored enterprise securities	12,311	—	—	12,311
	$16,201	$—	$—	$16,201

As of December 31, 2016, all of the Company’s securities available-for-sale have a maturity date of less than one year.

6.	Fair value measurement and financial instruments

As of December 31, 2017 the Company has $25.2 million of securities consisting of money market funds, commercial paper, U.S. government sponsored enterprise securities and corporate debt securities with maturities that range from three days to eleven months with an overall average time to maturity of approximately three months. The Company has the ability to liquidate these investments without restriction. The Company determines fair value for securities with Level 1 inputs through quoted market prices. The Company determines fair value for securities with Level 2 inputs through broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. The Company’s Level 2 securities have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, typically utilizing third party pricing services or other observable market data. The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, and other industry and economic events. The Company’s Level 3 inputs are unobservable inputs based on the Company’s assessment that market participants would use in pricing the instruments.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis for the periods presented (in thousands):

	December 31, 2017	Level 1	Level 2	Level 3
Assets:
Money market funds	$34	$34	$—	$—
Commercial paper	19,020	—	19,020	—
U.S. government sponsored enterprise securities	4,983	—	4,983	—
Corporate debt securities	1,184	—	1,184	—
Total assets	$25,221	$34	$25,187	$—
Liabilities:
Warrant liability	$10,089	$—	$—	$10,089
Total liabilities	$10,089	$—	$—	$10,089

	December 31, 2016	Level 1	Level 2	Level 3
Assets:
Money market funds	$57	$57	$—	$—
Commercial paper	16,085	—	16,085	—
U.S. government sponsored enterprise securities	12,311	—	12,311	—
Total assets	$28,453	$57	$28,396	$—
Liabilities:
Warrant liability	$13,396	$—	$—	$13,396
Stock-based compensation liability	57	—	—	57
Total liabilities	$13,453	$—	$—	$13,453

Warrant liability

In connection with the offering completed on May 11, 2016, the Company issued 1,785,714 warrants to purchase its common shares. These warrants may require the Company to pay the warrant holder cash under certain provisions of the warrant and therefore the Company is accounting for these warrants as a liability. As a result of these warrants being classified as a liability, the Company is required to calculate their fair value at each reporting date. The fair value of these warrants is calculated utilizing a Black-Scholes pricing model. The Company calculated the initial fair value of these warrants on May 11, 2016, the date the warrants were issued. On various dates from May 11, 2016 through December 31, 2016, the warrant holders exercised 1,775,714 warrants and as a result the Company revalued the fair value of the underlying warrants on each exercise date. The fair value of the exercised warrants was reclassified from the warrant liability to contributed surplus upon exercise. As of December 31, 2017, only 10,000 warrants remain outstanding from the May 11, 2016 offering for which the fair value was remeasured as of December 31, 2017. The following inputs were utilized in the Black-Scholes pricing model during the year ended December 31, 2017 and 2016:

	December 31,
	2017	2016
Stock price at the end of each reporting period	$2.27	$2.80
Exercise price	$1.40	$1.40
Risk-free interest rate	2.01%	1.78%
Volatility	143.57%	144.25%
Dividend yield	0.00%	0.00%
Expected life in years	3.36	4.36
Calculated fair value per warrant	$1.95	$2.55

  In connection with the offering completed on August 26, 2016, the Company issued 5,606,250 warrants to purchase its common shares. These warrants may require the Company to pay the warrant holder cash under certain provisions of the warrant and therefore the Company is accounting for these warrants as a liability. As a result of these warrants being classified as a liability, the Company is required to calculate the fair value of these warrants at each reporting date. The fair value of these warrants is calculated utilizing a Black-Scholes pricing model. The Company calculated the initial fair value of these warrants on August 26, 2016, the date the warrants were issued. As of December 31, 2017, 5.6 million warrants remain outstanding for which the fair value was remeasured. The following inputs were utilized in the Black-Scholes pricing model during the year ended December 31, 2017 and 2016:

	December 31,
	2017	2016
Stock price at the end of each reporting period	$2.27	$2.80
Exercise price	$4.00	$4.00
Risk-free interest rate	2.04%	1.85%
Volatility	145.36%	140.47%
Dividend yield	0.00%	0.00%
Expected life in years	3.65	4.65
Calculated fair value per warrant	$1.80	$2.38

The following table presents a reconciliation of the warrant liability measured at fair value using unobservable inputs (Level 3) (in thousands):

	For the Years Ended December 31,
	2017	2016
Balance at beginning of period	$13,396	$—
Calculated fair value of warrants on May 11, 2016, date of issuance	—	1,687
Calculated fair value of warrants on August 26, 2016 date of issuance	—	17,060
Fair value of warrants exercised and recorded as an adjustment to contributed surplus	—	(5,681)
Change in fair value of warrant liability	(3,307)	330
Balance at end of period	$10,089	$13,396

Stock-based compensation liability

The Company calculates the fair value of the stock-based compensation liability for those stock options with exercise prices denominated in Canadian Dollars (level 3) at each reporting period utilizing a Black-Scholes pricing model. The following inputs were utilized in the Black-Scholes pricing model:

	December 31,
	2017	2016
Stock price at the end of each reporting period	$2.27	$2.80
Weighted average exercise price	$10.39	$11.06
Risk-free interest rate	1.75%	0.85%
Volatility	00.0%	120.81%
Dividend yield	0.00%	0.00%
Expected life in years	0.03	0.85
Calculated fair value per stock option	$0.00	$0.33

The following table presents a reconciliation of the stock-based compensation liability measured at fair value using unobservable inputs (Level 3) (in thousands):

	For the Years Ended December 31,
	2017	2016
Balance at beginning of period	$57	$168
Change in fair value of stock-based compensation liability recorded as an adjustment to contributed surplus	(57)	(111)
Balance at end of period	$—	$57

On January 9, 2018, the final group of stock options with Canadian dollar denominated exercise prices expired unexercised. Subsequent to this date, all outstanding stock options have exercise prices denominated in US dollars.

The Company recognizes transfers into and out of levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstances that caused the transfer occurs. There were no transfers of assets or liabilities between the fair value measurement classifications.

7.	Prepaid expenses

Prepaid expenses as of December 31, 2017 and 2016 consisted of the following (in thousands):

	December 31,
	2017	2016
Prepaid insurance	$233	$273
Prepaid research and development expenses	709	546
Other prepaid expenses	57	27
Prepaid expenses	$999	$846

As of December 31, 2017 and 2016, prepaid research and development expenses includes $0.7 million and $0.5 million, respectively for upfront fees paid to the Company’s clinical research organization assisting with the Company’s clinical trials and to a third-party manufacturer for the development of topsalysin. The upfront fees will be relieved in future periods based upon work completed.

8.	Property and equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2017	2016
Equipment	$5	$5
Computer hardware and software	20	23
Leasehold improvements	156	155
Furniture and fixtures	72	72
	253	255
Less: accumulated depreciation	(251)	(251)
Property and equipment, net	$2	$4

Depreciation expense was $4,000, $12,000 and $20,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

9.	Accrued expenses

Accrued expenses as of December 31, 2017 and 2016 consisted of the following (in thousands):

	December 31,
	2017	2016
Accrued personnel related costs	$904	$1,491
Accrued interest	41	—
Accrued research and development expenses	273	87
Accrued audit and tax services	246	129
Other accrued expenses	35	55
Accrued expenses	$1,499	$1,762

10.	Promissory notes

On September 2, 2016, the Company repaid the outstanding principal balance on its Loan and Security Agreement with Oxford Finance LLC, or Oxford.

On September 8, 2017, the Company entered into a new Loan and Security Agreement with Silicon Valley Bank, or SVB. Under the terms of the agreement, the Company has the ability to request term loan advances in two tranches. The first tranche of 7.0 million was effective on the date of the agreement and the second tranche is available to the Company in a single advance not to exceed $3.0 million if the Company has either (a) received net proceeds of $20.0 million from the sale of common shares prior to December 31, 2018 or (b) obtained positive Phase 2b data in a clinical trial of topsalysin for treatment of localized cancer prior to December 31, 2018.

The principal borrowed under the first tranche of $7.0 million bears fixed interest of 6.75% per annum. The Company has the option to prepay the outstanding balance of the loan in full, subject to a prepayment fee of 1% to 3% depending upon when the prepayment occurs. Upon the final repayment of the loan on the maturity date of September 1, 2021, by prepayment, or upon acceleration, the Company shall pay SVB an additional fee of 5% of the principal amount of $7.0 million. This additional fee is recorded as a debt discount and is being recognized as interest expense over the life of the loan utilizing the effective interest method. The repayment terms are interest only payments through September 2018 followed by 36 equal monthly payments of principal and interest.

Pursuant to the first tranche of the loan, the Company issued warrants to SVB to purchase an aggregate of up to 99,526 of the Company’s common shares at an exercise price of $2.11 per share. The warrants will expire seven years from the date of the grant. The fair value of $0.2 million for this equity component was derived using the Black-Scholes pricing model utilizing the following inputs: risk-free interest rate – 1.9%, volatility – 113.9%, dividend yield – 0% and expected life in years – 7. The $7.0 million proceeds were allocated to equity and the debt based on their relative fair values. As of September 30, 2017, the aggregate fair value of the debt, based on level 3 inputs, was approximately $7.0 million. The equity component was recognized as a debt discount and will be amortized to interest expense over the life of the debt. Interest on the loan, consisting of the stated interest rate, final payment fee and amortization of the discount, is being recognized under the effective interest method.

The third party issuance costs incurred related to the loan of $0.1 million are being amortized under the effective interest method over the life of the loan and have been recorded as a reduction to the loan balance.

In connection with the loan, the Company granted to SVB a security interest in all of the Company’s personal property now owned or hereafter acquired, excluding intellectual property and certain other assets.

The Company is not subject to any financial covenants under the loan. As of December 31, 2017, the Company was in compliance with all covenants under the loan. The loan agreement contains customary affirmative and negative covenants, indemnification provisions and events of default. The affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports and maintain certain intellectual property rights. The negative covenants include, among others, restrictions on transferring or licensing our assets, changing our business, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, and creating other liens on our assets, in each case subject to customary exceptions. If the Company defaults under the loan, SVB may accelerate all of our repayment obligations and take control of our pledged assets. SVB could declare a default under the loan upon the occurrence of any event that SVB interprets as a material adverse change as defined under the loan agreement, thereby requiring us to repay the loan immediately.

As of December 31, 2017, the future contractual principal and final fee payments on our debt obligations are as follows (in thousands):

2018	$584
2019	2,333
2020	2,333
2021	2,100
Total	$7,350

 The following table shows actual interest expense, amortization of the debt discount and amortization of the issuance costs that was charged to interest expense (in thousands):

	For the Years Ended December 31,
	2017	2016	2015
Stated interest	$146	$292	$553
Amortization of debt discount	44	81	137
Amortization of promissory notes issuance costs	17	—	—
Interest expense	$207	$373	$690

The Company calculated the fair value of the secured promissory notes as $6.8 million (Level 3) as of December 31, 2017. The fair value of long-term debt is based on the net present value of calculated interest and principal payments, using an interest rate of 6.75%, which takes into consideration the financial position of the Company and the recent interest rate environment for new debt issuances for comparable companies. The fair value of this equity component was derived using the Black-Scholes valuation model. The Company calculated the promissory notes’ fair value by allocating to equity and the debt based on their respective fair values.

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

In connection with this offering the Company incurred offering costs of approximately $2.5 million. The Company allocated these offering costs between the estimated fair value of the common shares and the fair value of the warrants on the date of their issuance. The Company allocated approximately $1.1 million of offering costs to the common shares which was recorded as a reduction to equity. The remaining $1.4 million of offering costs was allocated to the warrants. The amount allocated to the warrants was expensed and included as a component of general and administrative expenses for the year ended December 31, 2016 as the warrants are classified as liabilities.

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

In connection with this offering the Company incurred offering costs of approximately $0.4 million. The Company allocated these offering costs between the estimated fair value of the common shares and the fair value of the warrants on the date of their issuance. The Company allocated approximately $0.3 million of offering costs to the common shares which was recorded as a reduction to equity. The remaining $0.1 million of offering costs was allocated to the warrants. This amount was expensed and included as a component of general and administrative expenses for the year ended December 31, 2016 as the warrants are classified as liabilities.

Authorized

As of December 31, 2017 and 2016, the Company had unlimited shares of no par common shares authorized. There were 30.1 million common shares issued and outstanding as of December 31, 2017 and 2016.

Shares reserved for future issuance

The shares reserved for future issuance as of December 31, 2017, 2016 and 2015 consisted of the following (in thousands):

	December 31,
	2017	2016	2015
Common share purchase warrants	5,825	5,965	589
Stock options
Granted and outstanding	2,931	2,868	1,677
Reserved for future grants	36	143	8
	8,792	8,976	2,274

12.	Common share purchase warrants

At December 31, 2017 and 2016 there were 5.8 million and 6.0 million common share purchase warrants outstanding at a weighted average exercise price of $4.05 and $4.97, respectively. During the year ended December 31, 2017, approximately 0.1 million common share purchase warrants were issued and approximately 0.2 million warrants expired unexercised.

The following table summarizes the expiration dates for the Company’s outstanding common share purchase warrants as of December 31, 2017 (in thousands) except per share data:

Number of Warrants Outstanding	Exercise Price	Expiration Date
27	$28.17	July 15, 2018
10	$1.40	May 11, 2021
82	$2.19	June 30, 2021
5,606	$4.00	August 26, 2021
100	$2.11	September 8, 2024
5,825

13.	Stock-based compensation plan

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

The Plan is based on a cumulative percentage of options issuable up to 10% of the Company’s outstanding common shares. As of December 31, 2017, 2016 and 2015, there were 35,646, 142,566 and 7,639 shares, respectively, registered and available to be issued under the Plan.

During the year ended December 31, 2017, the Company issued options to purchase 221,588 common shares to its directors and employees. These options vest over a three year period for employees and over a one year period for directors. The contractual period for the granted options is ten years.

The Company received $2,000 for the exercise of options to purchase common shares during the year ended December 31, 2017, none of which are subject to repurchase. The aggregate intrinsic value of options exercised is calculated as the difference between the exercise price of the option and the closing market price of the Company’s common stock on the date of the exercise. The aggregate intrinsic value of options exercised during the year ended December 31, 2017 was $9,000.

The Company recognized stock-based compensation expense as follows (in thousands):

	For the Years Ended December 31,
	2017	2016	2015
Research and development	$481	$143	$257
General and administrative	1,231	282	519
Total	$1,712	$425	$776

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

As of December 31, 2017 there were $0.9 million of unrecognized compensation costs related to unvested stock options. As of December 31, 2017 the Company expects to recognize those costs over a weighted average period of 1.3 years.

The fair values of options granted during the year ended December 31, 2017, 2016 and 2015 were estimated at the date of grant using the following weighted-average assumptions:

	For the Years Ended December 31,
	2017	2016	2015
Expected life of the option term (years)	4.2	3.9	3.5
Risk-free interest rate	1.9%	1.5%	1.0%
Dividend rate	0.0%	0.0%	0.0%
Volatility	134.8%	144.0%	128.4%

Expected Life of the Option Term – This is the period of time that the options granted are expected to remain unexercised. Options granted during 2017 have a contractual term of ten years. The Company estimates the expected life of the option term based on actual past behavior for similar options.

Risk-Free Interest Rate – This is the United States Treasury rates that most closely resembles the expected life of the option.

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

The following table summarizes stock option activity, including options issued to employees, directors and non-employees (in thousands, except per share and contractual term data):

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	1,378	$6.65	3.6	$—
Options granted	302	0.54
Options expired	(3)	29.16
Outstanding at December 31, 2015	1,677	$5.52	2.9	$374
Options granted	1,290	2.21
Options exercised	(41)	2.26
Options expired	(56)	28.94
Options forfeited	(2)	4.41
Outstanding at December 31, 2016	2.868	$3.63	4.8	$1,431
Options granted	222	2.12
Options exercised	(3)	0.46
Options expired	(101)	16.34
Options forfeited	(55)	2.23
Outstanding at December 31, 2017	2,931	$3.10	4.4	$992
Vested or expected to vest at December 31, 2017	2,931	$3.10	4.4	$992
Exercisable at December 31, 2017	1,974	$3.41	2.7	$703

The total amounts for options outstanding, vested or expected to vest, and exercisable at December 31, 2017 include options with exercise prices denominated in Canadian dollars and U.S. Dollars. The Canadian dollar amounts have been converted to U.S. dollars for purposes of the calculation.

The weighted average fair value of options granted during the years ended December 31, 2017, 2016 and 2015 was approximately $1.78, $1.88, and $0.42, respectively.

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

Management evaluated the nature of the events triggering these additional milestone payments and concluded that these events fall into two categories: (a) events which involve the performance of the Company’s obligations under the Kissei license agreement, and (b) events which do not involve the performance of the Company’s obligations under the Kissei license agreement.

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

Milestone payments which do not involve the performance of the Company’s obligations include the completion of development activities, regulatory approvals and certain product sale goals in Japan, all of which are areas in which the Company has no pertinent contractual responsibilities under the agreement. Management concluded that these milestones are not substantive and will be recognized in accordance with the Company’s accounting policy for revenue recognition. The following table breaks down the remaining unpaid milestone payments by indication or, in the case of milestones not associated with a specific indication, by triggering events and by involvement of the Company (in thousands):

	Milestone Payments Involving Performance of Company Obligations	Milestone Payments Not Involving Performance of Company Obligations
Milestones by Indication
BPH	—	$12,000
Prostate cancer	—	$21,000
Prostatitis and other diseases of the prostate	—	$21,000
Milestones Not Associated with an Indication
Gross sale targets	—	$8,000
Regulatory approvals	$5,000	—

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

Topsalysin license agreement for Benign Prostate Hyperplasia

In 2009, the Company signed an exclusive license agreement with UVIC Industry Partnerships Inc., or UVIC, and The Johns Hopkins University, or Johns Hopkins, with respect to the use of topsalysin for the treatment of the symptoms of benign prostate hyperplasia and other non-cancer diseases and conditions of the prostate. The license agreement requires the Company to make payments of CND$1.3 million in the aggregate on the achievement of certain clinical and regulatory milestones and to pay royalties on commercial sales of resulting products. To the extent the Company receives any milestone payments relating to the development of therapeutics for the treatment of the symptoms of BPH under its exclusive license agreement with Kissei, the Company is obligated to pay a percentage of such consideration, which percentage is in the 10-19% range, to UVIC and Johns Hopkins; however, pursuant to a separate agreement which the Company entered into in 2003 with Dr. J. Thomas Buckley, one of the Company’s founders, the aggregate amount of such consideration payable by the Company to UVIC and Johns Hopkins is reduced by 25%.

From the inception of the agreement, the Company has incurred sub-license fees of $0.6 million and milestone payments of $0.1 million under this agreement.

Topsalysin License Agreement for Prostate Cancer

In 2004, the Company licensed exclusive rights to topsalysin for the treatment of prostate cancer under an agreement with UVIC and Johns Hopkins. The Company has agreed to make cumulative milestone payments over the lifecycle of topsalysin of up to CND$3.6 million on the achievement of certain clinical and regulatory milestones and to pay royalties on commercial sales of resulting products. In the event the Company receives consideration for granting a sublicense, the Company is obligated to pay UVIC and Johns Hopkins a percentage of such consideration, which percentage is in the 20-29% range, including any future consideration we may receive under our exclusive license agreement with Kissei relating to development of therapeutics for the treatment of prostate cancer. However, pursuant to the agreement which the Company entered into with Dr. J. Thomas Buckley, the aggregate amount of such consideration payable by the Company to UVIC and Johns Hopkins is reduced by 25%.

From the inception of the agreement the Company has paid milestone payments of CND$0.1 million. To date, the Company has completed three clinical trials in patients with prostate cancer.

15.	Income taxes

The component of the loss before provision for income taxes were as follows (in thousands):

	For the Years Ended December 31,
	2017	2016	2015
United States	$(1,931)	$(521)	$(1,389)
Canada	(6,697)	(10,643)	(12,808)
Loss before provision for income taxes	$(8,628)	$(11,164)	$(14,197)

The components of the provision for income taxes from continuing operations is as follows (in thousands):

For the Years Ended December 31,
	2017	2016	2015
Current Tax:
Canada	$—	$—	$—
US	—	—	—
State	—	—	—
	$—	$—	$—
Deferred Tax:
Canada	$—	$—	$—
US	—	—	—
State	—	—	—
	—	—	—
	$—	$—	$—

A reconciliation of income taxes to the amount computed by applying the statutory federal income tax rate to the net loss is as follows (in thousands, except income tax rates):

	For the Years Ended December 31,
	2017	2016	2015
Combined federal and provincial income tax rates	26.00%	26.00%	26.00%
Income tax benefit at statutory rates	$(2,243)	$(2,902)	$(3,691)
State income tax, net of federal benefit	(3)	1	(63)
Permanent items	3	(17)	36
Tax credits	—	—	(105)
Non-deductible stock-based compensation	429	81	155
Foreign accrual property income	72	69	48
Expired NOLs	140	79	887
Return to provision true up	1	60	(320)
Uncertain tax positions	718	68	296
Rate differential	(154)	60	(175)
Effect of Canadian rate change	(1,428)	—	—
Effect of U.S. federal rate change	545	—	—
Effect of U.S. state rate change	—	183	—
Other	12	(112)	(57)
Revaluation of warrant liability	(860)	86	—
CTA	—	(312)	(1,702)
Change in valuation allowance	2,768	2,656	4,691
Income tax expense	$—	$—	$—

Significant components of the Company’s deferred tax assets as of December 31, 2017 and 2016 are shown below (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards (non-capital losses)	$36,110	$32,140
Scientific research and development	2,605	2,509
Tax credits	3,964	4,066
Stock based compensation	815	1,116
Other, net	164	529
Share issue costs	490	1,042
Total deferred tax assets, net, before valuation allowance	44,148	41,402
Valuation allowance	(44,148)	(41,402)
Net deferred tax assets	$—	$—

Due to the operating losses since inception, a valuation allowance has been recognized to offset net deferred assets as realization of such deferred tax assets is not more likely than not. During the years ended December 31, 2017 and 2016, the valuation allowance on the deferred tax assets increased by $2.7 million and $3.0 million, respectively.

At December 31, 2017, the Company had Canadian, U.S. federal and California net operating loss carryforwards of approximately $133.7 million, $2.1 million and $1.4 million, respectively, which may be used to reduce future taxable income. The income tax benefit, if any, of these losses has not been recorded due to the uncertainty of their recovery. The net operating losses being to expire in 2026 for Canadian tax purposes, 2035 for U.S. federal tax purposes and 2034 for California tax purposes.

At December 31, 2017, the Company had Canadian Scientific Research and Experimental Development, or SR&ED, tax credits, investment tax credits and foreign tax credits of approximately $9.6 million, $2.6 million and $0.2 million. The SR&ED tax credits carry forward indefinitely, while the investment tax credits and foreign tax credits begin to expire in 2018 and 2023, respectively.

In addition, the Company has U.S. federal and California research and development tax credits of $1.6 million and $0.6 million. The federal credits begin to expire in 2031 and the California credits carry forward indefinitely.

The Company’s Canadian tax years are subject to inspection from 2011 forward. The Company’s U.S. federal and California 2011 tax returns are subject to examination by taxing authorities.

The future utilization of the Company’s net operating loss carry forwards and research and development credit carry forwards to offset future taxable income and tax, respectively, may be subject to an annual limitation under Internal Revenue Code of 1986, as amended, or the Code, Sections 382 and 383 as a result of ownership changes that may have occurred previously or may occur in the future. Section 382 and 383 limit~~s~~ a company’s ability to utilize certain net operating loss carry forwards and tax credit carry forwards in the event of a cumulative change in ownerships in excess of 50% as defined in the Code.

Uncertain Tax Positions

In accordance with ASC740, “Income Taxes” (ASC740), tax benefits. In accordance with ASC740, tax benefits are only recognized when a position is more likely than not of being sustained. Tax benefits are then measured using a cumulative benefit approach whereby the largest amount of tax benefit that is more likely than not of being sustained is recognized.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

	For the Years Ended December 31,
	2017	2016	2015
Beginning balance	$428	$325	$—
Increase related to prior year tax positions	610	103	304
Increase related to current year tax positions	113	—	21
Ending balance	$1,151	$428	$325

 The amount of unrecognized tax benefit that, if recognized and realized, would affect the effective tax rate is zero as of December 31, 2017. To the extent unrecognized tax benefits are recognized at a time such valuation allowance no longer exists, the addition amount that would affect the effective tax rate is approximately $1.2 million. The Company does not anticipate any significant decreases in its unrecognized tax benefits over the next 12 months. The Company recognizes interest and/or penalties related to income tax matters in income tax expense. For the years ended December 31, 2017 and 2016, the Company has not recognized any interest or penalties related to income taxes.

The Tax Cuts and Jobs Act or Tax Act, which was enacted on December 22, 2017, reduced the U.S. federal corporate tax rate from 35% to 21% and repealed the corporate Alternative Minimum Tax. As a result of the Tax Act, the Company remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. The amount recorded related to the remeasurement of the Company’s deferred tax balance was $0.5 million, which was fully offset by a decrease in the Company’s valuation allowance and resulted in no impact to income tax expense.

In conjunction with the tax law change, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118 to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The Company has recognized the provisional tax impacts related to the relevant tax provisions included in the Tax Act and has included these amounts in its consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Act.

On September 11, 2017, British Columbia’s Minister of Finance, presented the New Democratic Party’s first provincial budget. The budget increased the general and manufacturing and processing (M&P) income tax rate for British Columbia from 11% to 12% effective January 1, 2018 and the combined federal and British Columbia rate increased from 26% to 27%.  As a result of the change in the income tax rate, the Company remeasured certain deferred tax assets and liabilities based on the rate at which they are expected to be reverse in the future, which is generally 27%. The amount recorded related to the remeasurment of our deferred tax balance was $1.4 million.  The corresponding increase in valuation allowance resulted in an income tax benefit.

16.	Commitments and contingencies

Operating leases

The Company leases a facility, comprising the Company’s headquarters, located in San Diego, California under a non-cancelable lease. During December 2017, the Company exercised a one-year lease extension on its headquarters in San Diego, California. As a result of this extension, the expiration date for the Company’s headquarters was extended from May 2018 to May 2019. The rent on the Company’s headquarters is currently $9,187 per month.

Total rent expense under operating leases was $0.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Future minimum lease payments under non-cancelable operating leases at December 31, 2017 are as follows (in thousands):

Future rent payments
2018	$126
2019	52
Total	$178

Purchase commitments

The Company is required to schedule its manufacturing activities in advance. If the Company cancels any of these scheduled activities without proper notice the Company would be required to pay penalties equal to the cost of the originally scheduled activity. The Company estimates that the cost of these penalties would be approximately $2.6 million at December 31, 2017 if the Company cancels the scheduled activities. The amounts recorded under these manufacturing contracts included in research and development was $0.6 million, $0.3 million and $0.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.

License agreements

The Company has license agreements with third parties that require the Company to make annual license maintenance payments and contingent future payments upon the success of licensed products that include milestone and/or royalties. As the timing of when these payments will actually be made is uncertain and the payments are contingent upon the completion of future events, the Company cannot predict minimum future payments over the next five years.

17.	401(k) plan

The Company has a deferred compensation plan, or the 401(k) Plan, pursuant to Section 401(k) of the Code where by all employees, subject to certain age requirement can contribute pretax earnings to the plan. The Company makes safe harbor contributions to the 401(k) Plan up to 4% of eligible compensation, subject to limitations under the Code. The Company’s total contributions to the 401(k) Plan were $0.1 million for each of the years ended December 31, 2017, 2016 and 2015.

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

As of December 31, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2017.

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

As of December 31, 2017, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2017, our internal control over financial reporting was effective based on those criteria. We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

Part III.

Certain information required by Part III of this Annual Report on Form 10-K is omitted from this report because the registrant will file a definitive Proxy Statement within 120 days after the end of its fiscal year pursuant to Regulation 14A for its 2018 Annual Meeting of Shareholders to be held within 180 days of December 31, 2017, referred to as the Proxy Statement, and the information included therein is incorporated herein by reference.

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

1. Financial Statements. We have filed the following documents as part of this Annual Report:

2. Financial Statement Schedules.

All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

(b) Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit number	Description of Exhibit	Incorporated by Reference or Attached Hereto

3.1	Certificate of Amalgamation of the Registrant, dated January 1, 2005.	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

3.2	Notice of Articles of the Registrant.	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 10, 2017.

3.3	Articles of the Registrant.	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

4.1	Form of Common Share Certificate.	Incorporated by reference to the Amendment No. 4 to the Registrant’s Form S-1/A (SEC File No. 333-186724) filed on July 15, 2013.

4.2	Common Share Purchase Warrant Issued to Oxford Finance LLC.	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

4.3	Common Share Purchase Warrant Issued to Oxford Finance LLC.	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

4.4	Omnibus Amendment to Warrants to Purchase Common Shares dated February 14, 2014 by and between the Company and Oxford Finance LLC.	Incorporated by reference to the Current Report on Form 8-K filed on February 18, 2014.

4.5	Common Share Purchase Warrant Issued to Oxford Finance LLC dated June 30, 2014.	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 7, 2014.

4.6	Common Share Purchase Warrant Issued to Oxford Finance LLC dated June 30, 2014.	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 7, 2014.

4.7		Form of Common Share Purchase Warrant Issued in connection with the Company’s May 2016 Financing.	Incorporated by reference to the Current Report on Form 8-K filed on May 11, 2016.

4.8		Form of Common Share Purchase Warrant Issued in connection with the Company’s August 2016 Financing.	Incorporated by reference to the Current Report on Form 8-K filed on August 23, 2016.

4.9		Common Share Purchase Warrant Issued to Silicon Valley Bank, dated September 8, 2017.	Incorporated by reference to the Quarterly Report on Form 10-Q filed on November 9, 2017.

10.1	+	Amended and Restated 2011 Stock Option Plan.	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

10.2	+	Form of Option Certificate.	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

10.3	+	Form of Indemnification Agreement by and between the Company and each of its directors.	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

10.4	+	Employment Agreement by and between Sophiris Bio Corp. and Allison Hulme, Ph.D., dated March 31, 2011.	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

10.5	+	Employment Agreement between Sophiris Bio Corp. and Randall E. Woods, dated August 16, 2012.	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

10.6	+	Employment Agreement between Sophiris Bio Corp. and Peter Slover, dated March 19, 2012.	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

10.7	*	Exclusive License Agreement effective September 30, 2004 by and among UVIC Industry Partnerships Inc., The Johns Hopkins University and the Registrant.	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

10.8		Amendment to Exclusive License Agreement by and among UVIC Industry Partnerships Inc., The Johns Hopkins University and the Registrant, dated January 10, 2005.	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

10.9	*	Exclusive License Agreement effective October 16, 2009 by and among UVIC Industry Partnerships Inc., The Johns Hopkins University and the Registrant.	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

10.10	*	Exclusive License Agreement by and between the Registrant and Kissei Pharmaceuticals Co., Ltd., dated April 28, 2010.	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

10.11

Exclusive License Amending Agreement by and among UVIC Industry Partnerships Inc., The Johns Hopkins University and the Registrant, dated July 1, 2010, with respect to the Exclusive License Agreement effective September 30, 2004 by and among UVIC Industry Partnerships Inc., The Johns Hopkins University and the Registrant.

Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

10.12

Exclusive License Amending Agreement by and among UVIC Industry Partnerships Inc., The Johns Hopkins University and the Registrant, dated July 1, 2010, with respect to the Exclusive License Agreement effective October 16, 2009 by and among UVIC Industry Partnerships Inc., The Johns Hopkins University and the Registrant.

Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

10.13		Standard Lease by and between Allison-Zongker, L.P. and the Registrant, dated April 15, 2011.	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

10.14		First Amendment to that Certain Lease Agreement dated April 15, 2011 by and between Allison-Zongker, L.P. and the Registrant, effective April 2, 2012.	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

10.15		Indemnification Letter Agreement by and between the Registrant, Warburg Pincus Private Equity X, L.P. and Warburg Pincus X Partners, L.P., dated November 19, 2010.	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

10.16	*	Technology Transfer and Supply Agreement by and between Boehringer Ingelheim RCV GmbH & Co KG and the Registrant, dated June 29, 2012.	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

10.17	+	Non-employee Director Compensation Program.	Incorporated by reference to the Current Report on Form 8-K filed on March 17, 2017.

10.18		Agreement Respecting Intellectual Property by and between the Registrant and Dr. J. Thomas Buckley, dated February 12, 2003, as amended by the Amendment Agreement dated May 5, 2004.	Incorporated by reference to the Amendment No. 4 to the Registrant’s Form S-1/A (SEC File No. 333-186724) filed on July 15, 2013.

10.19	+	Officer Change in Control Severance Benefit Agreement by and between Randall E. Woods and the Registrant.	Incorporated by reference to the Quarterly Report on Form 10-Q filed on November 12, 2014.

10.20	+	Officer Change in Control Severance Benefit Agreement by and between Allison Hulme and the Registrant.	Incorporated by reference to the Quarterly Report on Form 10-Q filed on November 12, 2014.

10.21	+	Officer Change in Control Severance Benefit Agreement by and between Peter T. Slover and the Company.	Incorporated by reference to the Quarterly Report on Form 10-Q filed on November 12, 2014.

10.22		Letter Agreement, dated May 6, 2016, by and between the Registrant and Roth Capital Partners, LLC.	Incorporated by reference to the Current Report on Form 8-K filed on May 11, 2016.

10.23		Form of Securities Purchase Agreement, dated May 6, 2016, by and between the Registrant and the Purchasers thereto.	Incorporated by reference to the Current Report on Form 8-K filed on May 11, 2016.

10.24		Loan and Security Agreement, dated September 8, 2017 by and among the Registrant, Sophiris Bio Corp., Sophiris Bio Holding Corp. and Silicon Valley Bank.	Incorporated by reference to the Quarterly Report on Form 10-Q filed on November 9, 2017.

23.1		Consent of Independent Registered Public Accounting Firm.	Attached hereto

24.1		Power of Attorney (included on signature page).	Attached hereto

31.1		Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended.	Attached hereto

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended.	Attached hereto

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Attached hereto

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Attached hereto

101.INS	**	XBRL Instance Document	Attached hereto
101.SCH	**	XBRL Taxonomy Extension Schema Document	Attached hereto
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document	Attached hereto
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document	Attached hereto
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document	Attached hereto
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document	Attached hereto

+	Indicates management contract or compensatory plan.
*	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
**

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on the 21st day of March, 2018.

SOPHIRIS BIO INC.

By:	/s/ Randall E. Woods
Randall E. Woods
Chief Executive Officer and President

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Randall E. Woods and Peter T. Slover, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Randall E. Woods	Chief Executive Officer, President and Director	March 21, 2018
Randall E. Woods	(Principal Executive Officer)

/s/ Peter T. Slover	Chief Financial Officer	March 21, 2018
Peter T. Slover	(Principal Financial Officer and Principal Accounting Officer)

/s/ Lars Ekman, M.D., Ph.D.	Executive Chairman and Director	March 21, 2018
Lars Ekman, M.D., Ph.D.

/s/ Allison Hulme, Ph.D.	Chief Operating Officer and Director	March 21, 2018
Allison Hulme, Ph.D.

/s/ John Geltosky, Ph.D.	Director	March 21, 2018
John Geltosky, Ph.D.

/s/ Jim Heppell	Director	March 21, 2018
Jim Heppell

/s/ Gerald Proehl	Director	March 21, 2018
Gerald Proehl