Form 10-Q
period 2018-03-31
SOPHIRIS BIO INC.
filed 2018-05-14
CIK 1563855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

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

As of May 10, 2018, the registrant had 30,111,153 common shares (no par value) outstanding.

SOPHIRIS BIO INC.

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

Sophiris Bio Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

(Unaudited)

	March 31, 2018	December 31, 2017
Assets:

Current assets:
Cash and cash equivalents	$16,286	$16,087
Securities available-for-sale	5,767	9,757
Other receivables	13	13
Prepaid expenses	1,009	999
Total current assets	23,075	26,856

Property and equipment, net	3	2
Other long-term assets	19	19
Total assets	$23,097	$26,877

Liabilities and shareholders’ equity:

Current liabilities:
Accounts payable	$1,132	$832
Accrued expenses	1,824	1,499
Current portion of promissory note	958	372
Total current liabilities	3,914	2,703

Long-term promissory note	5,900	6,435
Warrant liability	8,733	10,089
Total liabilities	18,547	19,227

Commitments and contingencies

Shareholders’ equity:
Common shares, unlimited authorized shares, no par value; 30,111,153 shares issued and outstanding at March 31, 2018 and December 31, 2017	131,247	131,247
Contributed surplus	26,085	25,854
Accumulated other comprehensive gain	94	97
Accumulated deficit	(152,876)	(149,548)
Total shareholders’ equity	4,550	7,650
Total liabilities and shareholders’ equity	$23,097	$26,877

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sophiris Bio Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Operating expenses:
Research and development	$3,330	$1,208
General and administrative	1,243	1,369
Total operating expenses	4,573	2,577
Other income (expense):
Interest expense	(169)	—
Interest income	87	51
Gain (loss) on revaluation of warrant liability	1,356	(86)
Other expense, net	(30)	(7)
Total other income (expense)	1,244	(42)
Net loss	$(3,329)	$(2,619)
Basic and diluted loss per share	$(0.11)	$(0.09)
Weighted average number of outstanding shares – basic and diluted	30,111	30,111
Other comprehensive loss:
Unrealized loss on securities available-for-sale	(3)	(13)
Total other comprehensive loss	$(3,332)	$(2,632)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sophiris Bio Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows used in operating activities
Net loss	$(3,329)	$(2,619)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	231	402
Accretion of debt discount	37	—
Amortization of promissory note issuance costs	14	—
Depreciation of property and equipment	1	2
Amortization of premium/discount on securities available-for-sale	(21)	47
Change in fair value warrant liability	(1,356)	86
Changes in operating assets and liabilities:
Other receivables	—	42
Prepaid expenses	(10)	(113)
Accounts payable	299	(100)
Accrued expenses	326	(997)
Net cash used in operating activities	(3,808)	(3,250)
Cash flows provided by (used in) investing activities
Purchases of property and equipment	(2)	—
Maturities of securities available-for-sale	5,100	2,350
Purchases of securities available-for-sale	(1,091)	(3,008)
Net cash provided by (used in) investing activities	4,007	(658)
Cash flows provided by financing activities
Proceeds from exercise of stock options	—	2
Net cash provided by financing activities	—	2
Net increase (decrease) in cash and cash equivalents	199	(3,906)
Cash and cash equivalents at beginning of period	16,087	12,800
Cash and cash equivalents at end of period	$16,286	$8,894

Supplemental disclosures of non-cash investing and financing activities:
Change in the fair value of stock-based compensation liability recorded to contributed surplus	$—	$(34)

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States, or GAAP, for the interim financial information and the rules and regulations of the Securities and Exchange Commission, or SEC, related to quarterly reports on Form 10-Q. Accordingly, they do not include all of the information and disclosures required by GAAP for annual audited financial statements and should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K, or Annual Report, filed with the SEC on March 21, 2018. The accompanying year-end condensed balance sheet data was derived from the audited consolidated financial statements, but does not include all disclosures required by GAAP. In the opinion of management, these condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. The results of operations for the interim periods shown in this report are not necessarily indicative of the results that may be expected for any future period, including the full year.

During the three months ended March 31, 2018, there have been no changes to our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, except as described below.

Revenue recognition

Effective January 1, 2018, the Company adopted Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606), and the related amendments that were issued by the Financial Accounting Standards Board, or FASB. Topic 606 establishes principles for reporting useful information to users of financial statements about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts with customers.

The Company may enter into product development agreements with collaborative partners for the research and development of products for the treatment of urological diseases. The terms of the agreements may include nonrefundable signing and licensing fees, development and sales-based milestone payments and royalties on any product sales derived from collaborations. To the extent that the collaborative partner is deemed to be a customer, a party that has contracted with a company to obtain goods and services that are an output of the company’s ordinary activities in exchange for consideration, the Company will account for the product development agreement in accordance with Topic 606. The Company will only recognize revenue if a contract meets the following parameters: the parties have approved the contract, each party’s rights to goods and services to be transferred can be identified, the payment terms are defined, the contract has commercial substance and it is probable the Company will collect substantially all of the consideration. Once it is determined that a contract exists, the Company will evaluate the performance obligations within the product development agreement. Performance obligations will be analyzed to determine whether the performance obligations are distinct or whether they must be accounted for as a single unit of multiple related distinct goods and services.

The Company will then perform an analysis to determine the total transaction price that the Company expects to receive from satisfying the performance obligations in the agreement. To the extent that the agreement includes variable consideration, amounts which can vary depending on the occurrence or nonoccurrence of a future event, the amount included in the total transaction price may be limited to the amount which is probable that a significant reversal will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Development milestones associated with the successful outcome of a clinical trial or regulatory approval are highly susceptible to factors outside the influence of the Company and therefore any revenue associated with these milestones are not recognized as revenue until the occurrence of the event assuming its related performance obligation has been completed. Sales-based royalty revenue and sales-based milestone payments will be recognized when the later of the following events occurs: the subsequent sale occurs or the performance obligation to which some or all of the sales-based royalty or sales-based milestone payment has been allocated has been satisfied.

The calculated transaction price will then be allocated to the separate performance obligations based upon the relative standalone selling price of the performance obligations. If standalone selling price cannot be determined a residual approach may be used to estimate the standalone selling price when the selling price for a good or service is highly variable or uncertain.

For each performance obligation, the Company must determine the period over which the performance obligations will be satisfied, and revenue recognized. Revenue will be recognized over time if the Company satisfies the performance obligation over a period of time whereas revenue will be recognized at a point in time if the performance obligation is satisfied at a specific point in time.

Revenue related to the transfer of an intellectual property license will be recognized either upon the transfer of the license or over a period of time depending upon whether or not the transfer of the intellectual property license is a distinct performance obligation, or the transfer of the intellectual property license is not distinct from other goods and services included in the agreement. Other factors which may impact the Company’s timing for revenue recognition related to the transfer of the license will be a determination of whether the license is a right to use the Company’s intellectual property as it exists at the point in time the license is granted or whether the license provides access to the Company’s intellectual property as it exists throughout the license period.

Recent accounting pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” This guidance requires lessees to recognize a lease liability and a right-of-use asset with the exception of short-term leases. In addition, lessees are required to classify leases as either operating or finance based on current criteria of whether or not the lease is effectively a financed purchase by the lessee. The new standard is effective for the annual reporting period beginning after December 15, 2018 and early adoption is permitted. Although the Company is in the process of evaluating the impact of this guidance on its consolidated financial statements and related disclosures, the Company expects that its operating lease will be subject to the new standard and recognized as operating lease liability and right-of-use asset upon adoption.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments," addressing eight specific cash flow issues in an effort to reduce diversity in practice. The Company adopted this standard in the first quarter of 2018, and the adoption did not have an impact on our condensed consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, "Compensation-Stock Compensation (Topic 718); Scope of Modification Accounting," or ASU 2017-09. The new standard provides guidance about which changes to the terms or conditions of a share-based payment award require and entity to apply modification accounting in Topic 718. The Company adopted this standard in the first quarter of 2018, and the adoption did not have an impact on our condensed consolidated financial statements.

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

The following diluted securities have been excluded from the computation of diluted weighted-average shares outstanding as of March 31, 2018 and 2017 as the Company recorded a net loss in both periods and therefore they would be anti-dilutive (in thousands):

	March 31,
	2018	2017
Options to purchase common shares	2,860	2,865
Common share purchase warrants	5,825	5,725

4.	Securities Available-for-Sale

Securities available-for-sale consisted of the following as of March 31, 2018 (in thousands):

	March 31, 2018
	Amortized	Unrealized		Estimated
	Cost	Gain	Loss	Fair Value
Commercial paper	$1,094	$—	$—	$1,094
U.S. government sponsored enterprise securities	3,492	—	(5)	3,487
Corporate debt securities	1,186	—	—	1,186
	$5,772	$—	$(5)	$5,767

As of March 31, 2018, all of the Company’s securities available-for-sale have a maturity date of less than one year.

Securities available-for-sale consisted of the following as of December 31, 2017 (in thousands):

	December 31, 2017
	Amortized	Unrealized		Estimated
	Cost	Gain	Loss	Fair Value
Commercial paper	$3,590	$—	$—	$3,590
U.S. government sponsored enterprise securities	4,985	—	(2)	4,983
Corporate debt securities	1,184	—	—	1,184
	$9,759	$—	$(2)	$9,757

As of December 31, 2017, all of the Company’s securities available-for-sale have a maturity date of less than one year.

5.	Fair value measurement and financial instruments

As of March 31, 2018, the Company had $21.5 million of securities consisting of money market funds, commercial paper, and U.S. government sponsored enterprise securities with maturities that range from three days to eight months with an overall average time to maturity of approximately two months. The Company has the ability to liquidate these investments without restriction. The Company determines fair value for securities with Level 1 inputs through quoted market prices. The Company determines fair value for securities with Level 2 inputs through broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. The Company’s Level 2 securities have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, typically utilizing third party pricing services or other observable market data. The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, and other industry and economic events. The Company’s Level 3 inputs are unobservable inputs based on the Company’s assessment that market participants would use in pricing the instruments.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis for the periods presented (in thousands):

	March 31, 2018	Level 1	Level 2	Level 3
Assets:
Money market funds	$350	$350	$—	$—
Commercial paper	16,476	—	16,476	—
U.S. government sponsored enterprise securities	3,487	—	3,487	—
Corporate debt securities	1,186	—	1,186	—
Total assets	$21,499	$350	$21,149	$—
Liabilities:
Warrant liability	$8,733	$—	$—	$8,733
Total liabilities	$8,733	$—	$—	$8,733

	December 31, 2017	Level 1	Level 2	Level 3
Assets:
Money market funds	$34	$34	$—	$—
Commercial paper	19,020	—	19,020	—
U.S. government sponsored enterprise securities	4,983	—	4,983	—
Corporate debt securities	1,184	—	1,184	—
Total assets	$25,221	$34	$25,187	$—
Liabilities:
Warrant liability	$10,089	$—	$—	$10,089
Total liabilities	$10,089	$—	$—	$10,089

Warrant liability

In connection with the offering completed on May 11, 2016, the Company issued 1,785,714 warrants to purchase its common shares. These warrants may require the Company to pay the warrant holder cash under certain provisions of the warrant and therefore the Company is accounting for these warrants as a liability. As a result of these warrants being classified as a liability, the Company is required to calculate their fair value at each reporting date. The fair value of these warrants is calculated utilizing a Black-Scholes pricing model. The Company calculated the initial fair value of these warrants on May 11, 2016, the date the warrants were issued. As of March 31, 2018, only 10,000 warrants remain outstanding from the May 11, 2016 offering for which the fair value was remeasured as of March 31, 2018. The following inputs were utilized in the Black-Scholes pricing model:

	March 31, 2018	December 31, 2017
Stock price	$2.01	$2.27
Exercise price	$1.40	$1.40
Risk-free interest rate	2.39%	2.01%
Volatility	118.37%	143.57%
Dividend yield	0.00%	0.00%
Expected life in years	3.11	3.36
Calculated fair value per warrant	$1.54	$1.95

In connection with the offering completed on August 26, 2016, the Company issued 5,606,250 warrants to purchase its common shares. These warrants may require the Company to pay the warrant holder cash under certain provisions of the warrant and therefore the Company is accounting for these warrants as a liability. As a result of these warrants being classified as a liability, the Company is required to calculate the fair value of these warrants at each reporting date. The fair value of these warrants is calculated utilizing a Black-Scholes pricing model. The Company calculated the initial fair value of these warrants on August 26, 2016, the date the warrants were issued. As of March 31, 2018, 5.6 million warrants remain outstanding for which the fair value was remeasured. The following inputs were utilized in the Black-Scholes pricing model:

	March 31, 2018	December 31, 2017
Stock price	$2.01	$2.27
Exercise price	$4.00	$4.00
Risk-free interest rate	2.41%	2.04%
Volatility	148.82%	145.36%
Dividend yield	0.00%	0.00%
Expected life in years	3.41	3.65
Calculated fair value per warrant	$1.56	$1.80

The following table presents a reconciliation of the warrant liability measured at fair value using unobservable inputs (Level 3) (in thousands):

Three Months Ended March 31, 2018
Liabilities:
Balance at beginning of period	$10,089
Change in the fair value of warrant liability	(1,356)
Balance at end of period	$8,733

The Company recognizes transfers into and out of levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstances that caused the transfer occurs. There were no transfers of assets or liabilities between the fair value measurement classifications.

6.	Prepaid expenses

Prepaid expenses as of March 31, 2018 and December 31, 2017 consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Prepaid insurance	$140	$233
Prepaid research and development expenses	795	709
Other prepaid expenses	74	57
Prepaid expenses	$1,009	$999

As of March 31, 2018 and December 31, 2017, prepaid research and development expenses includes $0.7 million for upfront fees paid to the Company’s clinical research organization assisting with the Company’s clinical trials and to a third-party manufacturing vendors for the development of topsalysin. The upfront fees will be relieved in future periods based upon work completed.

7.	Accrued expenses

Accrued expenses as of March 31, 2018 and December 31, 2017 consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Accrued personnel related costs	$279	$904
Accrued interest	41	41
Accrued research and development expenses	1,269	273
Accrued audit and tax services	172	246
Other accrued expenses	63	35
Accrued expenses	$1,824	$1,499

8.	Promissory notes

On September 8, 2017, the Company entered into a Loan and Security Agreement with Silicon Valley Bank. Under the terms of the agreement, the Company has the ability to request term loan advances in two tranches. The first tranche of $7.0 million was effective on the date of the agreement and the second tranche is available to the Company in a single advance not to exceed $3.0 million if the Company has either (a) received net proceeds of $20.0 million from the sale of common shares prior to December 31, 2018 or (b) obtained positive Phase 2b data in a clinical trial of Topsalysin for treatment of localized cancer prior to December 31, 2018.

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

The Company is not subject to any financial covenants under the loan. As of March 31, 2018, the Company was in compliance with all covenants under the loan. The loan agreement contains customary affirmative and negative covenants, indemnification provisions and events of default. The affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports and maintain certain intellectual property rights. The negative covenants include, among others, restrictions on transferring or licensing our assets, changing our business, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, and creating other liens on our assets, in each case subject to customary exceptions. If we default under the loan, Silicon Valley Bank may accelerate all of our repayment obligations and take control of our pledged assets. Silicon Valley Bank could declare a default under the loan upon the occurrence of any event that Silicon Valley Bank interprets as a material adverse change as defined under the loan agreement, thereby requiring us to repay the loan immediately.

As of March 31, 2018, the future contractual principal and final fee payments on our debt obligations are as follows (in thousands):

2018	$584
2019	2,333
2020	2,333
2021	2,100
Total	$7,350

The following table shows actual interest expense, amortization of the debt discount and amortization of the issuance costs that was charged to interest expense (in thousands):

	Three Months Ended March 31,
	2018	2017
Simple Interest	$118	$—
Accretion of debt discount	37	—
Amortization of promissory note issuance costs	14	—
Total	$169	$—

The Company calculated the fair value of the secured promissory notes as $6.8 million (Level 3) as of March 31, 2018. The fair value of long-term debt is based on the net present value of calculated interest and principal payments, using an interest rate of 6.75%, which takes into consideration the financial position of the Company and the recent interest rate environment for new debt issuances for comparable companies. The fair value of this equity component was derived using the Black-Scholes valuation model. The Company calculated the promissory notes’ fair value by allocating to equity and the debt based on their respective fair values.

9.	Revenue for license agreement

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

Pursuant to the agreement in 2010, the Company received an upfront license payment of $3.0 million. In addition to the upfront license payment, the Company was entitled to receive up to $72.0 million of non-refundable development and sales-based milestone payments as follows: a total of $17.0 million for the BPH indication, of which $5.0 million relates to the completion of certain development activities, $7.0 million relates to the completion of regulatory approvals in Japan and $5.0 million relates to the achievement of certain product sale goals in Japan; a total of $21.0 million for the prostate cancer indication, of which $7.0 million relates to the completion of certain development activities in Japan, $7.0 million relates to the completion of regulatory approvals in Japan and $7.0 million relates to the achievement of certain product sale goals in Japan; and a total of $21.0 million for prostatitis or other diseases of the prostate, of which $7.0 million relates to the completion of certain development activities in Japan, $7.0 million relates to the completion of regulatory approvals in Japan and $7.0 million relates to the achievement of certain product sale goals in Japan. An additional $13.0 million of aggregate milestone payments are not indication specific, of which $5.0 million relates to the completion of regulatory approvals and $8.0 million relates to the achievement of certain product sale goals in Japan. The Company may also receive a drug supply fee, assuming the Company supplies material to Kissei and royalty payments in the 20-29% range as a percentage of future net sales of licensed products sold under the agreement.

Accounting for the Kissei Agreement prior to the Adoption of ASC Topic 606:

The Company recognized the entire $3.0 million upfront license payment as revenue in 2010. During the year ended December 31, 2013, the Company recorded as revenue a $5.0 million non-refundable milestone payment due from Kissei upon the achievement of certain development activities. No other amounts related to this agreement have been recorded as revenue.

Accounting for the Kissei Agreement after the Adoption of Topic 606:

Effective January 1, 2018, the Company adopted ASU, No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” and the related amendments that were issued by the FASB. Upon adoption of this standard, we utilized the modified retrospective adoption method, meaning that any identified cumulative effect of applying the new guidance would be recognized as an adjustment to the opening retained earnings balance.

The Company has reviewed its agreement with Kissei and determined that Kissei met the definition of a customer as defined in Topic 606. In addition, the Company confirmed that the agreement has been approved by all parties, each party’s rights to goods or services to be transferred can be identified, the payment terms are defined, the contract has commercial substance and it is probable that the Company will collect substantially all of the consideration when due.

The Company determined that the license provided to Kissei represents a right to use functional intellectual property. This determination is based upon Kissei’s ability to use the license as soon as it was granted and that the Company has no further obligations, as outlined in the agreement, to improve or change the licensed intellectual property. In addition, the licensed intellectual property is not expected to substantially change during the licensed period. With that being said, the agreement includes a provision whereby any improvements to the licensed intellectual property will be granted to the other party through an exclusive, fully paid, perpetual license. As this performance obligation was completed upon the transfer of the license, and given there are no additional performance obligations under the terms of the agreement, there is no impact upon adoption on the $3.0 million upfront license recognized as revenue in 2010.

As outlined above the agreement also includes development and sales-based milestone payments and sales-based royalties. Upon the signing of the agreement, the development based milestone payments would have been considered variable consideration under Topic 606 as the payment of these milestones was contingent upon actions of Kissei or other third parties or were based upon the successful outcome of clinical trials or other development activities performed by the Company. Variable consideration is subject to a constraint which limits the amount of variable consideration which can be included in the transaction price to the amount which is probable to not be reversed when the uncertainty associated with the variable consideration is subsequently resolved. At each future reporting date the Company reassesses the constraint applied to each unrecognized development based milestone. To the extent that an uncertainty is no longer identified the Company may recognize all or a portion of a development based milestone assuming no other factors relating to the ultimate payment of the development milestone are identified. The recognition of revenue for the $5.0 million development milestone payment upon the achievement of certain development activities during the year ended December 31, 2013 would be appropriate under Topic 606 and therefore there is no impact upon adoption on the $5.0 million development milestone payment recognized as revenue in 2013.

Topic 606 includes an exception for the recognition of revenue relating to licenses of intellectual property with sales- or usage-based royalties whereby sales-based milestone payments and sales-based royalties will not be recognized as revenue until the later of the following events occur: the subsequent sale occurs or the performance obligation to which some or all of the sales based royalty has been allocated has been satisfied. Accordingly, there is no impact upon adoption as no revenue has historically been recorded related to these items.

Based on the above, the Company’s adoption of Topic 606 did not have an impact on the Company’s historical financial statements and therefore no adjustments were required to the Company’s financial statements as a result of the adoption of Topic 606.

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

As of March 31, 2018, the Company has 151,000 common shares which were available for issuance under the Plan.

The Company recognized stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Research and development	$58	$125
General and administrative	173	277
Total	$231	$402

As of March 31, 2018 there was $0.6 million of total unrecognized compensation expense related to non-vested stock awards, which is expected to be recognize over a weighted average period of 1.2 years.

The following table summarizes stock option activity, including options issued to employees, directors and non-employees (in thousands, except per share):

	Options Outstanding	Weighted Average Exercise Price
Outstanding at January 1, 2018	2,931	$3.10
Options expired	(71)	13.16
Outstanding at March 31, 2018	2,860	$2.85

The total amount of options expired for the three months ended March 31, 2018 were options with exercise prices denominated in Canadian dollars. The Canadian dollar amounts have been converted to U.S. dollars for purposes of the weighted average exercise price calculation using the grant date exchange rate for the Canadian dollar denominated options.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and notes included below in this Quarterly Report on Form 10-Q (this Quarterly Report) and the audited consolidated financial statements and notes as of and for the year ended December 31, 2016 included with our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on March 21, 2018. Operating results are not necessarily indicative of results that may occur in future periods.

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

All dollar amounts are expressed in U.S. dollars unless otherwise noted. All amounts that are expressed on an as-converted from Canadian dollar to U.S. dollar basis are calculated using the conversion rate as of March 31, 2018 unless otherwise noted.

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

Essentially all of our research and development expenses related to topsalysin during the three months ended March 31, 2018 and 2017. We recognized research and development expenses as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Clinical research and development	$1,103	$828
Manufacturing	2,169	255
Stock-based compensation expense	58	125
	$3,330	$1,208

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

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the revenues and expenses incurred during the reported periods. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. With the exception of the change to our revenue recognition critical accounting policy noted below as a result of the adoption of Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606) and the related amendments as of January 1, 2018, there were no material changes to our critical accounting policies and estimates during the quarter ended March 31, 2018.

Revenue Recognition

Effective January 1, 2018, we adopted ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606) and the related amendments that were issued by the Financial Accounting Standards Board, or FASB. Topic 606 establishes principles for reporting useful information to users of financial statements about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts with customers.

We may enter into product development agreements with collaborative partners for the research and development of products for the treatment of urological diseases. The terms of the agreements may include nonrefundable signing and licensing fees, development and sales-based milestone payments and royalties on any product sales derived from collaborations. To the extent that the collaborative partner is deemed to be a customer, a party that has contracted with a company to obtain goods and services that are an output of the company’s ordinary activities in exchange for consideration, we will account for the product development agreement in accordance with Topic 606. We will only recognize revenue if a contract meets the following parameters: the parties have approved the contract, each party’s rights to goods and services to be transferred can be identified, the payment terms are defined, the contract has commercial substance and it is probable we will collect substantially all of the consideration. Once it is determined that a contract exists, we will evaluate the performance obligations within the product development agreement. Performance obligations will be analyzed to determine whether the performance obligations are distinct or whether they must be accounted for as a single unit of multiple related distinct goods and services.

We will then perform an analysis to determine the total transaction price that we expect to receive from satisfying the performance obligations in the agreement. To the extent that the agreement includes variable consideration, amounts which can vary depending on the occurrence or nonoccurrence of a future event, the amount included in the total transaction price may be limited to the amount which is probable that a significant reversal will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Development milestones associated with the successful outcome of a clinical trial or regulatory approval are highly susceptible to factors outside the influence of us and therefore any revenue associated with these milestones are not recognized as revenue until the occurrence of the event assuming its related performance obligation has been completed. Sales-based royalty revenue and sales-based milestone payments will be recognized when the later of the following events occurs: the subsequent sale occurs or the performance obligation to which some or all of the sales-based royalty or sales-based milestone payment has been allocated has been satisfied.

The calculated transaction price will then be allocated to the separate performance obligations based upon the relative standalone selling price of the performance obligations. If standalone selling price cannot be determined a residual approach may be used to estimate the standalone selling price when the selling price for a good or service is highly variable or uncertain.

For each performance obligation, we must determine the period over which the performance obligations will be satisfied, and revenue recognized. Revenue will be recognized over time if we satisfy the performance obligation over a period of time whereas revenue will be recognized at a point in time if the performance obligation is satisfied at a specific point in time.

Revenue related to the transfer of an intellectual property license will be recognized either upon the transfer of the license or over a period of time depending upon whether or not the transfer of the intellectual property license is a distinct performance obligation, or the transfer of the intellectual property license is not distinct from other goods and services included in the agreement. Other factors which may impact our timing for revenue recognition related to the transfer of the license will be a determination of whether the license is a right to use our intellectual property as it exists at the point in time the license is granted or whether the license provides access to our intellectual property as it exists throughout the license period.

 Results Of Operations

Comparison of the three months ended March 31, 2018 and 2017

The following table summarizes the results of our operations for the three months ended March 31, 2018 and 2017, together with the changes in those items in dollars (in thousands):

	Three Months Ended March 31,		Change
	2018	2017	2018 vs. 2017
Research and development expenses	3,330	1,208	2,122
General and administrative expenses	1,243	1,369	(126)
Interest expense	(169)	—	(169)
Interest income	87	51	36
Gain (loss) on revaluation of warrant liability	1,356	(86)	1,442
Other expense	(30)	(7)	(23)

Research and development expenses. Research and development expenses were $3.3 million in the three months ended March 31, 2018 compared to $1.2 million in the three months ended March 31, 2017. The increase in research and development costs is attributable to the following:

●

a $1.9 million increase in the costs associated with manufacturing activities for topsalysin as we move forward with our manufacturing plans to provide sufficient drug substance for a potential Phase 3 registration study in localized prostate cancer and also a potential second Phase 3 for the treatment of the symptoms of BPH;

●	a $0.1 million increase in consulting and travel costs associated with our manufacturing and regulatory activities; and,

●	a $0.1 million increase in clinical costs associated with our Phase 2b clinical trial of topsalysin for the focal treatment of localized prostate cancer which was initiated in March 2017.

Research and development expenses included non-cash stock-based compensation expenses of $58,000 for the three months ended March 31, 2018 as compared to $125,000 for the three months ended March 31, 2017.

General and administrative expenses. General and administrative expenses were $1.2 million in the three months ended March 31, 2018 compared to $1.4 million for the three months ended March 31, 2017. The decrease from the three months ended March 31, 2017 as compared to the three months ended March 31, 2018 is primarily due to non-cash stock-based compensation expense which was offset by an increase in professional services.

Interest expense. Interest expense was $0.2 million in the three months ended March 31, 2018. Interest expense is related to the Silicon Valley Bank loan and Security Agreement.

Interest income. Interest income of $87,000 was for the three months ended March 31, 2018 compared to $51,000 in the three months ended March 31, 2017. The increase is due to the increase in the average balances of the interest-bearing cash and investment accounts from period to period.

 Gain (loss) on revaluation of warrant liability. Gain on revaluation of the warrant liability was $1.4 million for the three months ended March 31, 2018 as compared to a loss of $86,000 for the three months ended March 31, 2017. The non-cash gain (loss) is associated with the change in the fair value of our warrant liability which is calculated using a Black-Scholes pricing model.

Other expense. Other expense was $30,000 for the three months ended March 31, 2018 compared to $7,000 for the three months ended March 31, 2017. This change was due to an increase in foreign exchange losses associated with foreign currency transactions.

Liquidity and Capital Resources

Overview

Since our inception, our operations have been primarily financed through public and private equity sales, debt financings and payments from Kissei. Since inception, we have devoted our resources to funding and conducting research and development programs, including discovery research, preclinical studies and clinical trial activities.

At March 31, 2018 we had cash, cash equivalents and securities available-for-sale of $22.1 million and working capital of $19.2 million. We expect that our cash, cash equivalents and securities available-for-sale will be sufficient to fund our operations to the middle of 2019, assuming we conduct no additional clinical trials beyond our on-going Phase 2b clinical trial for the treatment of clinically significant localized prostate cancer. We will need to raise additional capital in order to pursue further development of topsalysin. There can be no assurance that such funding will be available on acceptable terms or at all.

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

Cash Flows

The following table shows a summary of our cash flows for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Net cash provided by (used in):
Operating activities	$(3,808)	$(3,250)
Investing activities	4,007	(658)
Financing activities	—	2
Net increase (decrease) in cash and cash equivalents	$199	$(3,906)

Operating Activities

Net cash used in operating activities increased to $3.8 million for the three months ended March 31, 2018 compared to $3.3 million for the three months ended March 31, 2017. The increase in net cash used in operating activities of $0.5 million was primarily due to the increase in our net loss from period to period and the increase in funds used for the payment of accounts payable and accrued expenses in the three months period ending March 31, 2018. The increase in net loss is due to the increase in costs associated with manufacturing activities for topsalysin, partially offset by the non-cash gain recorded for the revaluation of the warrant liability.

Investing Activities

Net cash provided by investing activities was $4.0 million for the three months ended March 31, 2018, compared to $0.7 million net cash used in investing activities for the three months ended March 31, 2017. The net cash provided by investing activities during the three months ended March 31, 2018 represents the proceeds from the maturity of securities classified as available-for-sale as compared to the usage of cash to purchase securities classified as available-for-sale during the three months ended March 31, 2017.

Financing Activities

Net cash provided by financing activities was $2,000 for the three months ended March 31, 2017, which were comprised of proceeds from the exercise of stock options.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements (as defined by applicable SEC regulations) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Recent accounting pronouncements

In February 2016, the FASB issued ASU, No. 2016-02, “Leases (Topic 842).” This guidance requires lessees to recognize a lease liability and a right-of-use asset with the exception of short-term leases. In addition, lessees are required to classify leases as either operating or finance based on current criteria of whether or not the lease is effectively a financed purchase by the lessee. The new standard is effective for the annual reporting period beginning after December 15, 2018 and early adoption is permitted. Although we are in the process of evaluating the impact of this guidance on its consolidated financial statements and related disclosures, we expect that our operating lease will be subject to the new standard and recognized as operating lease liability and right-of-use asset upon adoption.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments," addressing eight specific cash flow issues in an effort to reduce diversity in practice. We adopted this standard in the first quarter of 2018, and the adoption did not have an impact on our condensed consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, "Compensation-Stock Compensation (Topic 718); Scope of Modification Accounting," or ASU 2017-09. The new standard provides guidance about which changes to the terms or conditions of a share-based payment award require and entity to apply modification accounting in Topic 718. We adopted this standard in the first quarter of 2018, and the adoption did not have an impact on our condensed consolidated financial statements.

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

As of March 31, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2018.

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

You should consider carefully the following risk factors, together with all of the other information included or incorporated in this Quarterly Report, before making your decision whether to purchase or sell shares of our common stock. Each of these risk factors, either alone or taken together, could adversely affect our business, operating results, growth prospects and financial condition, as well as adversely affect the value of an investment in our common shares. If that were to happen, the trading price of our common stock could decline. There may be additional risks that we do not presently know of or that we currently believe are immaterial which could also impair our business and financial position. We have marked with an asterisk (*) those risk factors that reflect changes from the risk factors included in our Annual Report on Form 10-K filed with the SEC on March 21, 2018.

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

As of March 31, 2018, we had six full-time employees. In addition, we had engaged seven part-time individual consultants to assist us with managing vendors and CROs, project management and regulatory compliance. We will need to expand our managerial, operational, financial and other resources in order to manage our future operations and clinical trials, continue our research and development activities, and commercialize our product candidate. Our management and scientific personnel, systems and facilities currently in place may not be adequate to support our future growth. Our need to effectively manage our operations, growth and various projects requires that we:

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

Our predecessor, Protox Pharmaceuticals Inc., was incorporated in January 2002. We were formed in May 2003 under the predecessor to the British Columbia Business Corporations Act, or the BCBCA, by the amalgamation of Stratos Biotechnologies Inc., Nucleus BioScience Inc. and Brightwave Ventures Inc. under the name SNB Capital Corp. In July 2004, we acquired all the shares of Protox Pharmaceuticals Inc. in a plan of arrangement under the BCBCA and changed its name to Protox Therapeutics Inc. In 2011, we formed a wholly-owned U.S. subsidiary incorporated in Delaware, Protox Therapeutics Corp. In 2012, we changed our name to Sophiris Bio Inc. and changed the name of our subsidiary to Sophiris Bio Corp. In 2012, Sophiris Bio Corp. formed a wholly-owned subsidiary incorporated in Delaware, Sophiris Bio Holding Corp. We face considerable risks and difficulties as a company with limited operating history, particularly as a consolidated entity with an operating subsidiary that also has a limited operating history. If we do not successfully address these risks, our business, prospects, operating results and financial condition will be materially and adversely harmed. Our limited operating history makes it particularly difficult for us to predict our future operating results and appropriately budget for our expenses. In the event that actual results differ from our estimates or we adjust our estimates in future periods, our operating results and financial position could be materially affected. We have limited experience as a consolidated operating entity and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the pharmaceutical or biotechnology areas.

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

We currently incur expenses denominated in foreign currencies for multiple vendors. This includes our manufacturing and supply agreement with BI for the manufacture of topsalysin, for which payments are denominated in foreign currency. In addition, we are utilizing several clinical vendors which are located in various countries outside of the United States. These clinical vendors invoice us in the local currency of the vendor. We do not engage in foreign currency hedging arrangements for our accounts payable, and, consequently, foreign currency fluctuations may adversely affect our earnings. During the three months ended March 31, 2018 and 2017, 50.1% and 13.2% respectively, of our operating expenses were denominated in currencies other than the U.S. dollar. Going forward we anticipate that our sales and expenses, if any, will be denominated in the local currency of the country in which they occur. We may decide to manage this risk by hedging our foreign currency exposure, principally through derivative contracts. Even if we decide to enter into such hedging transactions, we cannot be sure that such hedges will be effective or that the costs of such hedges will not exceed their benefits. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the euro, could result in material amounts of cash being required to settle the hedge transactions or could adversely affect our financial results.

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

SIGNATURES

Pursuant to the requirements of the Securities Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on the 14th day of May 2018.

SOPHIRIS BIO INC.

By:	/s/ Randall E. Woods
Randall E. Woods Chief Executive Officer and President

By:	/s/ Peter T. Slover
Peter T. Slover Chief Financial Officer