Form 10-Q
period 2018-06-30
SOPHIRIS BIO INC.
filed 2018-08-14
CIK 1563855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

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

As of August 10, 2018, the registrant had 30,111,153 common shares (no par value) outstanding.

SOPHIRIS BIO INC.

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

Sophiris Bio Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

(Unaudited)

	June 30, 2018	December 31, 2017
Assets:

Current assets:
Cash and cash equivalents	$13,941	$16,087
Securities available-for-sale	4,587	9,757
Prepaid expenses and other current assets	1,055	1,012
Total current assets	19,583	26,856

Property and equipment, net	3	2
Other long-term assets	—	19
Total assets	$19,586	$26,877

Liabilities and shareholders’ (deficit) equity:

Current liabilities:
Accounts payable	$1,271	$832
Accrued expenses	2,662	1,499
Current portion of promissory note	1,548	372
Total current liabilities	5,481	2,703

Long-term promissory note	5,362	6,435
Warrant liability	10,099	10,089
Total liabilities	20,942	19,227

Commitments and contingencies

Shareholders’ (deficit) equity:
Common shares, unlimited authorized shares, no par value; 30,111,153 shares issued and outstanding at June 30, 2018 and December 31, 2017	131,247	131,247
Contributed surplus	26,274	25,854
Accumulated other comprehensive gain	97	97
Accumulated deficit	(158,974)	(149,548)
Total shareholders’ (deficit) equity	(1,356)	7,650
Total liabilities and shareholders’ (deficit) equity	$19,586	$26,877

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sophiris Bio Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating expenses:
Research and development	$3,591	$1,387	$6,920	$2,595
General and administrative	1,096	1,367	2,340	2,736
Total operating expenses	4,687	2,754	9,260	5,331
Other income (expense):
Interest expense	(172)	—	(341)	—
Interest income	91	53	178	103
Gain (loss) on revaluation of warrant liability	(1,365)	3,320	(10)	3,234
Other income (expense), net	36	(9)	7	(16)
Total other income (expense)	(1,410)	3,364	(166)	3,321
Net income (loss)	$(6,097)	$610	$(9,426)	$(2,010)

Basic income (loss) per share	$(0.20)	$0.02	$(0.31)	$(0.07)
Diluted income (loss) per share	$(0.20)	$0.02	$(0.31)	$(0.07)
Weighted average number of outstanding shares – basic	30,111	30,111	30,111	30,111
Weighted average number of outstanding shares – diluted	30,111	30,515	30,111	30,111
Other comprehensive income (loss):
Unrealized income (loss) on securities available-for-sale	2	(1)	—	(14)
Total other comprehensive income (loss)	$(6,095)	$609	$(9,426)	$(2,024)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sophiris Bio Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows used in operating activities
Net loss	$(9,426)	$(2,010)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	421	867
Accretion of debt discount	75	—
Amortization of promissory note issuance costs	29	—
Depreciation of property and equipment	1	3
Amortization of premium/discount on securities available-for-sale	(35)	92
Change in fair value warrant liability	10	(3,234)
Foreign exchange transaction loss	2	4
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(24)	(24)
Accounts payable	436	41
Accrued expenses	1,162	(608)
Net cash used in operating activities	(7,349)	(4,869)
Cash flows provided by (used in) investing activities
Purchases of property and equipment	(3)	(1)
Maturities of securities available-for-sale	7,287	4,291
Purchases of securities available-for-sale	(2,081)	(5,400)
Net cash provided by (used in) investing activities	5,203	(1,110)
Cash flows provided by financing activities
Proceeds from exercise of stock options	—	2
Net cash provided by financing activities	—	2
Effect of exchange rate changes on cash and cash equivalents	—	1
Net decrease in cash and cash equivalents	(2,146)	(5,976)
Cash and cash equivalents at beginning of period	16,087	12,800
Cash and cash equivalents at end of period	$13,941	$6,824

Supplemental disclosures of non-cash investing and financing activities:
Change in the fair value of stock-based compensation liability recorded to contributed surplus	$—	$(57)

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

Liquidity

The condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. At June 30, 2018 the Company had cash, cash equivalents and securities available-for-sale of $18.5 million. The Company expects that its cash, cash equivalents and securities available-for-sale will be sufficient to fund its operations through June 2019, as a result, substantial doubt exists over our ability to continue as a going concern from one year from the date of the issuance of our condensed consolidated financial statements.

We are currently evaluating options to further advance the clinical development of topsalysin. We will require significant additional funding to advance topsalysin in clinical development. We could use dilutive funding options such as an equity financing and non-dilutive funding options such as a partnering arrangement or royalty agreement to fund future clinical development of topsalysin. At this point in time we do not plan on pursuing new clinical trials, including a Phase 3 in localized prostate cancer or a second Phase 3 trial in BPH unless we obtain additional financing. There can be no assurance that such funding will be available on acceptable terms or at all.

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

During the six months ended June 30, 2018, there have been no changes to our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, except as described below.

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

The calculated transaction price will then be allocated to the separate performance obligations based upon the relative standalone selling price of the performance obligations. If standalone selling price cannot be determined, a residual approach may be used to estimate the standalone selling price when the selling price for a good or service is highly variable or uncertain.

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

The following table sets forth the computation of basic and diluted EPS (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Basic net income (loss) per share
Net income (loss) allocated to common stockholders	$(6,097)	$610	$(9,426)	$(2,010)
Weighted average common shares outstanding-basic	30,111	30,111	30,111	30,111
Net income (loss) per share-basic	$(0.20)	$0.02	$(0.31)	$(0.07)
Diluted net income (loss) per share
Net income (loss) allocated to common stockholders-diluted	$(6,097)	$603	$(9,426)	$(2,010)
Weighted average common shares outstanding-basic	30,111	30,111	30,111	30,111
Dilutive securities	—	404	—	—
Weighted average common shares outstanding-dilutive	30,111	30,515	30,111	30,111
Net income (loss) per share-diluted	$(0.20)	$0.02	$(0.31)	$(0.07)

The following diluted securities were excluded from the calculation of the denominator for diluted net income per common share for the three and six months ended June 30, 2018 and 2017 due to their antidilutive effects (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Options to purchase common shares	2,940	2,497	2,940	2,888
Common share purchase warrants	5,825	5,712	5,825	5,725

4.	Securities Available-for-Sale

Securities available-for-sale consisted of the following as of June 30, 2018 (in thousands):

	June 30, 2018
	Amortized	Unrealized		Estimated
	Cost	Gain	Loss	Fair Value
Commercial paper	$2,093	$—	$—	$2,093
U.S. government sponsored enterprise securities	2,496	—	(2)	2,494
	$4,589	$—	$(2)	$4,587

As of June 30, 2018, all of the Company’s securities available-for-sale have a maturity date of less than one year.

Securities available-for-sale consisted of the following as of December 31, 2017 (in thousands):

	December 31, 2017
	Amortized	Unrealized		Estimated
	Cost	Gain	Loss	Fair Value
Commercial paper	$3,590	$—	$—	$3,590
U.S. government sponsored enterprise securities	4,985	—	(2)	4,983
Corporate debt securities	1,184	—	—	1,184
	$9,759	$—	$(2)	$9,757

As of December 31, 2017, all of the Company’s securities available-for-sale have a maturity date of less than one year.

5.	Fair value measurement and financial instruments

As of June 30, 2018, the Company had $18.0 million of securities consisting of money market funds, commercial paper, and U.S. government sponsored enterprise securities with maturities that range from three days to five months with an overall average time to maturity of approximately one month. The Company has the ability to liquidate these investments without restriction. The Company determines fair value for securities with Level 1 inputs through quoted market prices. The Company determines fair value for securities with Level 2 inputs through broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. The Company’s Level 2 securities have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, typically utilizing third party pricing services or other observable market data. The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, and other industry and economic events. The Company’s Level 3 inputs are unobservable inputs based on the Company’s assessment that market participants would use in pricing the instruments.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis for the periods presented (in thousands):

	June 30, 2018	Level 1	Level 2	Level 3
Assets:
Money market funds	$471	$471	$—	$—
Commercial paper	15,029	—	15,029	—
U.S. government sponsored enterprise securities	2,494	—	2,494	—
Total assets	$17,994	$471	$17,523	$—
Liabilities:
Warrant liability	$10,099	$—	$—	$10,099
Total liabilities	$10,099	$—	$—	$10,099

	December 31, 2017	Level 1	Level 2	Level 3
Assets:
Money market funds	$34	$34	$—	$—
Commercial paper	19,020	—	19,020	—
U.S. government sponsored enterprise securities	4,983	—	4,983	—
Corporate debt securities	1,184	—	1,184	—
Total assets	$25,221	$34	$25,187	$—
Liabilities:
Warrant liability	$10,089	$—	$—	$10,089
Total liabilities	$10,089	$—	$—	$10,089

 Warrant liability

In connection with the offering completed on May 11, 2016, the Company issued 1,785,714 warrants to purchase its common shares. These warrants may require the Company to pay the warrant holder cash under certain provisions of the warrant and therefore the Company is accounting for these warrants as a liability. As a result of these warrants being classified as a liability, the Company is required to calculate their fair value at each reporting date. The fair value of these warrants is calculated utilizing a Black-Scholes pricing model. The Company calculated the initial fair value of these warrants on May 11, 2016, the date the warrants were issued. As of June 30, 2018, only 10,000 warrants remain outstanding from the May 11, 2016 offering for which the fair value was remeasured as of June 30, 2018. The following inputs were utilized in the Black-Scholes pricing model:

	June 30, 2018	December 31, 2017
Stock price	$2.81	$2.27
Exercise price	$1.40	$1.40
Risk-free interest rate	2.60%	2.01%
Volatility	117.59%	143.57%
Dividend yield	0.00%	0.00%
Expected life in years	2.86	3.36
Calculated fair value per warrant	$2.22	$1.95

In connection with the offering completed on August 26, 2016, the Company issued 5,606,250 warrants to purchase its common shares. These warrants may require the Company to pay the warrant holder cash under certain provisions of the warrant and therefore the Company is accounting for these warrants as a liability. As a result of these warrants being classified as a liability, the Company is required to calculate the fair value of these warrants at each reporting date. The fair value of these warrants is calculated utilizing a Black-Scholes pricing model. The Company calculated the initial fair value of these warrants on August 26, 2016, the date the warrants were issued. As of June 30, 2018, 5.6 million warrants remain outstanding for which the fair value was remeasured. The following inputs were utilized in the Black-Scholes pricing model:

	June 30, 2018	December 31, 2017
Stock price	$2.81	$2.27
Exercise price	$4.00	$4.00
Risk-free interest rate	2.62%	2.04%
Volatility	112.83%	145.36%
Dividend yield	0.00%	0.00%
Expected life in years	3.16	3.65
Calculated fair value per warrant	$1.80	$1.80

The following table presents a reconciliation of the warrant liability measured at fair value using unobservable inputs (Level 3) (in thousands):

Warrant Liability
Liabilities:
Balance at January 1, 2018	$10,089
Change in the fair value of warrant liability	10
Balance at June 30, 2018	$10,099

The Company recognizes transfers into and out of levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstances that caused the transfer occurs. There were no transfers of assets or liabilities between the fair value measurement classifications.

6.	Prepaid expenses

Prepaid expenses as of June 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Prepaid insurance	$46	$233
Prepaid research and development expenses	907	709
Other prepaid expenses	102	70
Prepaid expenses and other current assets	$1,055	$1,012

As of June 30, 2018 and December 31, 2017, prepaid research and development expenses includes $0.9 million and $0.7 million, respectively for prepaid and upfront fees paid to the Company’s clinical research organization assisting with the Company’s clinical trials and to a third-party manufacturing vendors for the development of topsalysin. The prepayments and upfront fees will be relieved in future periods based upon work completed.

7.	Accrued expenses

Accrued expenses as of June 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Accrued personnel related costs	$376	$904
Accrued interest	39	41
Accrued research and development expenses	1,936	273
Accrued audit and tax services	247	246
Other accrued expenses	64	35
Accrued expenses	$2,662	$1,499

8.	Promissory notes

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

The Company is not subject to any financial covenants under the loan. As of June 30, 2018, the Company was in compliance with all covenants under the loan. The loan agreement contains customary affirmative and negative covenants, indemnification provisions and events of default. The affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports and maintain certain intellectual property rights. The negative covenants include, among others, restrictions on transferring or licensing our assets, changing our business, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, and creating other liens on our assets, in each case subject to customary exceptions. If we default under the loan, Silicon Valley Bank may accelerate all of our repayment obligations and take control of our pledged assets. Silicon Valley Bank could declare a default under the loan upon the occurrence of any event that Silicon Valley Bank interprets as a material adverse change as defined under the loan agreement, thereby requiring us to repay the loan immediately.

As of June 30, 2018, the future contractual principal and final fee payments on our debt obligations are as follows (in thousands):

2018	$584
2019	2,333
2020	2,333
2021	2,100
Total	$7,350

The following table shows actual interest expense, amortization of the debt discount and amortization of the issuance costs that was charged to interest expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Simple interest	$119	$—	$237	$—
Accretion of debt discount	38	—	75	—
Amortization of promissory note issuance costs	15	—	29	—
Total	$172	$—	$341	$—

The Company calculated the fair value of the secured promissory notes as $6.8 million (Level 3) as of June 30, 2018. The fair value of long-term debt is based on the net present value of calculated interest and principal payments, using an interest rate of 6.75%, which takes into consideration the financial position of the Company and the recent interest rate environment for new debt issuances for comparable companies. The fair value of this equity component was derived using the Black-Scholes valuation model. The Company calculated the promissory notes’ fair value by allocating to equity and the debt based on their respective fair values.

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

As of June 30, 2018, the Company has 71,000 common shares which were available for issuance under the Plan.

The Company recognized stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research and development	$47	$130	$105	$255
General and administrative	143	335	316	612
Total	$190	$465	$421	$867

As of June 30, 2018 there was $0.6 million of total unrecognized compensation expense related to non-vested stock awards, which is expected to be recognize over a weighted average period of eleven months.

The following table summarizes stock option activity, including options issued to employees, directors and non-employees (in thousands, except per share):

	Options Outstanding	Weighted Average Exercise Price
Outstanding at January 1, 2018	2,931	$3.10
Options granted	80	2.91
Options expired	(71)	13.16
Outstanding at June 30, 2018	2,940	$2.85

The total amount of options expired for the six months ended June 30, 2018 were options with exercise prices denominated in Canadian dollars. The Canadian dollar amounts have been converted to U.S. dollars for purposes of the weighted average exercise price calculation using the grant date exchange rate for the Canadian dollar denominated options.

 The fair values of options granted during the six months ended June 30, 2018 and 2017 were estimated at the date of grant using the following weighted-average assumptions:

	Six Months Ended June 30,
	2018	2017
Expected life of the option term (years)	4.7	4.1
Risk-free interest rate	2.67%	1.61%
Dividend rate	0%	0%
Volatility	126.2%	144.8%

11.	Commitments and contingencies

Purchase commitments

The Company is required to schedule certain manufacturing activities in advance. If the Company cancels any of these scheduled activities without proper notice the Company could be required to pay penalties of 50% to 100% of the cost of the originally scheduled activity. The Company estimates that the cost of these penalties would be approximately $1.7 million at June 30, 2018 if the Company cancels the scheduled activities.

All amounts recorded under these manufacturing contracts, including scheduled manufacturing activities and other activities, included as a component of research and development expense was $1.8 million and $0.1 million for the three months ended June 30, 2018 and 2017, respectively and $3.6 million and $0.1 million for the six months ended June 30, 2018 and 2017, respectively.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q, or this Quarterly Report and the audited consolidated financial statements and notes as of and for the year ended December 31, 2017 included with our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on March 21, 2018. Operating results are not necessarily indicative of results that may occur in future periods.

This discussion and analysis contains forward-looking statements that involve a number of risks, uncertainties and assumptions. Actual events or results may differ materially from our expectations. Important factors that could cause actual results to differ materially from those stated or implied by our forward-looking statements include, but are not limited to, those set forth in “Item 1A. Risk Factors” in Part II of this Quarterly Report on Form 10-Q. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us as of the time we file this Quarterly Report on Form 10-Q and, except as required by law, we undertake no obligation to update publicly or revise any forward-looking statements.

All dollar amounts are expressed in U.S. dollars unless otherwise noted. All amounts that are expressed on an as-converted from Canadian dollar to U.S. dollar basis are calculated using the conversion rate as of June 30, 2018 unless otherwise noted.

Overview

We are a clinical-stage biopharmaceutical company focused on developing innovative products for the treatment of urological diseases. We are headquartered in San Diego, California and our common shares trade on The NASDAQ Capital Market. We are currently developing topsalysin (PRX302) as a treatment for clinically significant low to intermediate risk localized prostate cancer and as a treatment for the lower urinary tract symptoms of benign prostatic hyperplasia, or BPH, commonly referred to as an enlarged prostate. Topsalysin, a first-in-class, pore-forming protein, is a highly ablative agent that is selective and targeted in that it is only activated by enzymatically active prostate specific antigen, or PSA, which is found in high concentrations around prostate tumor cells and in the transition zone of the prostate. In 2004, we licensed exclusive rights to topsalysin from UVIC Industry Partnerships Inc., or UVIC, and The Johns Hopkins University, or Johns Hopkins, for the treatment of prostate cancer and in 2009, we licensed exclusive rights to topsalysin from UVIC and Johns Hopkins for the treatment of the symptoms of BPH. In April 2010, we entered into an exclusive license agreement with Kissei Pharmaceuticals Co., Ltd., or Kissei, pursuant to which we granted Kissei the right to develop and commercialize topsalysin in Japan for the treatment of the symptoms of BPH, prostate cancer, prostatitis or other diseases of the prostate.

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

On June 25, 2018, we announced top-line interim safety and biopsy data following a single administration of topsalysin from our ongoing open-label, Phase 2b clinical trial to confirm the dose and optimize the delivery of topsalysin for the treatment of clinically significant low to intermediate risk localized prostate cancer. In the Phase 2b clinical trial, 38 patients with pre-identified, localized prostate cancer received a single administration of topsalysin at eight clinical trial sites in the United Kingdom and United States. Six months after administration, patients received a follow-up targeted biopsy of the treated lesion. At the time of the announcement, six-month follow-up biopsies have been undertaken and evaluated from 35 of 38 patients treated with a single dose of topsalysin. Two of the remaining patients received six-month biopsies following their first administration of topsalysin. We expect to report updated data following receipt of the results of these biopsies.

The primary objective of this trial is to evaluate the safety and tolerability of a single, and if applicable, a second administration of topsalysin, when used to focally ablate a histologically-proven, clinically significant lesion in patients with localized prostate cancer.

To date, a single administration of topsalysin continues to appear safe and well tolerated by patients with no new safety signals. No hypersensitivity reactions or other serious systemic reactions to study medication were observed after a single administration. Safety analysis to date of all 38 patients receiving a single administration of topsalysin indicate the following adverse events occurred in more than one patient and were considered related to topsalysin: dysuria (3 patients), urinary retention (3 patients), nocturia (2 patients), micturition urgency (2 patients) and strangury (2 patients). All adverse events were considered mild and typically resolved within the same day. One event of micturition urgency was considered severe and resolved the same day and one event of urinary retention was considered moderate and the event was considered resolved after the patient underwent a transurethral resection of the prostate.

In May 2018, an independent data monitoring committee, or IDMC, met to review the safety data from all 38 patients administered a single dose of topsalysin as well the safety data available on the first seven patients who received a second administration of topsalysin. At that time, the IDMC unanimously recommended the clinical trial continue without changes to the protocol. To date, over 450 patients have received a single administration of topsalysin at various doses.

A secondary objective of the trial is to evaluate the efficacy of a single administration of topsalysin and, if applicable, a second administration of topsalysin to selectively target and focally ablate a pre-identified lesion.

A single administration of topsalysin continues to demonstrate an ability to ablate targeted prostate cancer cells. Based on the six-month biopsy results for 35 patients, 29% of patients (10/35) demonstrated a clinical response, defined in this trial as no detectable tumor on targeted biopsy of the treated lesion or a sufficient reduction to deem the lesion clinically-insignificant (cancer lesion of Gleason Score 6 (pattern 3+3) and a maximum cancer core length, or MCCL, of less than 6 millimeters). This compares favorably to 17% of patients (3/18) moving to clinically insignificant disease in the previously completed Phase 2a localized prostate cancer clinical trial. Of the 10 clinical responders in the Phase 2b trial, six patients experienced a complete ablation with no histological evidence of the targeted tumor remaining. (A Gleason pattern is a grading system utilized to describe how aggressive a prostate tumor is and how likely it is to spread. Generally, there are five recognized Gleason histological patterns and a higher Gleason pattern indicates a more aggressive tumor).

Additionally, the Phase 2b single administration follow-up biopsy data showed that:

●

37% of patients (13/35) experienced a partial response, defined as a reduction in MCCL and/or Gleason pattern, but the targeted lesion was still deemed clinically-significant based on the targeted biopsy.

●	34% (12/35) of patients did not respond to treatment defined as no change in the targeted lesion or an increase in MCCL and/or Gleason pattern

The Phase 2b prostate cancer clinical trial represents the first trial designed to allow qualified patients to receive a second administration of topsalysin six months after initial treatment with a targeted biopsy to occur 24 weeks following the second administration. To be eligible to receive a second administration, patients could not have experienced a clinically-significant adverse event attributable to either topsalysin or the dosing procedure from the first administration and have demonstrated evidence of a response to treatment with topsalysin, either through a reduction in lesion size, Gleason pattern, or MCCL. The objective of re-administering topsalysin is to determine if additional clinical benefit is observed six months after the second administration.

Eleven patients elected to receive a second administration of topsalysin. We were recently notified that a patient death occurred on the same day as their second administration. As a precaution no additional patients will receive a second administration of topsalysin. The event is under active review. The other patients who received a second dose of topsalysin will continue to be monitored per the trial’s protocol and six month follow-up biopsy and safety data are expected to be available late in the fourth quarter of 2018.

We believe the safety and biopsy data from the first administration of topsalysin supports moving forward into potential registration studies. We have begun planning for a Phase 3 clinical trial for topsalysin for the treatment of clinically significant low to intermediate risk localized prostate cancer and initiation of this clinical trial is subject to receiving additional financing.

We will continue to evaluate whether future clinical development will include an option to administer a second dose as we receive more information about the patient death and additional information from the 10 patients who received a second dose.

We previously completed a single-center, open-label Phase 2a proof of concept clinical trial of topsalysin for the treatment of localized low to intermediate risk prostate cancer. The primary objective of the trial was to assess the safety and tolerability of topsalysin when used to selectively target and focally ablate a clinically significant tumor. The potential efficacy was evidenced by histological changes, indicating tumor ablation at six months following treatment.

A total of 18 patients with localized low to intermediate risk prostate cancer were enrolled in the Phase 2a proof of concept clinical trial. The one-time administration of topsalysin was well tolerated with no serious adverse events and no new safety signals being reported. Topsalysin demonstrated an ability to ablate tumor cells in more than 60% of patients (11/18 patients) six months after treatment in a patient population with pre-identified, clinically significant prostate cancer.

All 18 patients enrolled completed the clinical trial. Biopsy data at six months following treatment showed that:

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

Beyond our on-going Phase 2b clinical trial for the treatment of localized prostate cancer, we are not planning on pursuing additional clinical trials, including a potential registration study for clinically significant localized prostate cancer or a second Phase 3 trial in BPH, unless we obtain additional funding or secure a development partner to fund such new clinical trials. There can be no assurance that such funding or a development partner will be available on acceptable terms or at all. Further, we cannot currently estimate when the clinical development required to seek the regulatory approvals needed to commercialize topsalysin for the treatment of clinically significant localized prostate cancer or the treatment of the symptoms of BPH will be completed.

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

We expect to incur significant manufacturing costs in 2018 as we have initiated the manufacturing of drug substance, we are completing reformulation of drug product, and we are in the process of negotiating a development services and clinical supply agreement with Vetter Pharma International, GmbH, or Vetter, for manufacture of the reformulated drug product for Phase 3 clinical trials and will be responsible for the costs of technology transfer under this agreement.

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

Essentially all of our research and development expenses related to topsalysin during the three and six months ended June 30, 2018 and 2017. We recognized research and development expenses as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Clinical research and development	$1,320	$879	$2,423	$1,707
Manufacturing	2,224	378	4,392	633
Stock-based compensation expense	47	130	105	255
	$3,591	$1,387	$6,920	$2,595

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

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the revenues and expenses incurred during the reported periods. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. With the exception of the change to our revenue recognition critical accounting policy noted below as a result of the adoption of Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606) and the related amendments as of January 1, 2018, there were no material changes to our critical accounting policies and estimates during the six months ended June 30, 2018.

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

Results Of Operations

Comparison of the three months ended June 30, 2018 and 2017

The following table summarizes the results of our operations for the three months ended June 30, 2018 and 2017, together with the changes in those items in dollars (in thousands):

	Three Months Ended June 30,		Change
	2018	2017	2018 vs. 2017
Research and development expenses	3,591	1,387	2,204
General and administrative expenses	1,096	1,367	(271)
Interest expense	(172)	—	(172)
Interest income	91	53	38
Gain (loss) on revaluation of warrant liability	(1,365)	3,320	(4,685)
Other income (expense)	36	(9)	45

Research and development expenses. Research and development expenses were $3.6 million in the three months ended June 30, 2018 compared to $1.4 million in the three months ended June 30, 2017. The increase in research and development costs is attributable to the following:

●

a $1.8 million increase in the costs associated with manufacturing activities for topsalysin as we move forward with our manufacturing plans to provide sufficient drug substance for a potential Phase 3 registration study in localized prostate cancer and also a potential second Phase 3 for the treatment of the symptoms of BPH;

●	a $0.4 million increase in clinical costs associated with our Phase 2b clinical trial of topsalysin for the treatment of localized prostate cancer which was initiated in March 2017; and

●	a $0.1 million increase in consulting and travel costs associated with our manufacturing and regulatory activities.

Research and development expenses included non-cash stock-based compensation expenses of $47,000 for the three months ended June 30, 2018 as compared to $0.1 million for the three months ended June 30, 2017.

General and administrative expenses. General and administrative expenses were $1.1 million in the three months ended June 30, 2018 compared to $1.4 million for the three months ended June 30, 2017. The decrease from the three months ended June 30, 2017 as compared to the three months ended June 30, 2018 is primarily due decreases in non-cash stock-based compensation expense and consulting services.

Interest expense. Interest expense was $0.2 million in the three months ended June 30, 2018. Interest expense is related to our Silicon Valley Bank Loan and Security Agreement.

Interest income. Interest income of $91,000 was for the three months ended June 30, 2018 compared to $53,000 in the three months ended June 30, 2017. The increase is due to the increase in the average balances of the interest-bearing cash and investment accounts from period to period.

 Gain (loss) on revaluation of warrant liability. Loss on revaluation of the warrant liability was $1.4 million for the three months ended June 30, 2018 as compared to a gain of $3.3 million for the three months ended June 30, 2017. The non-cash gain (loss) is associated with the change in the fair value of our warrant liability, which is calculated using a Black-Scholes pricing model.

Other income (expense). Other income was $36,000 for the three months ended June 30, 2018 compared to other expense of $9,000 for the three months ended June 30, 2017. This change was due to a decrease in foreign exchange losses associated with foreign currency transactions.

Comparison of the six months ended June 30, 2018 and 2017

The following table summarizes the results of our operations for the six months ended June 30, 2018 and 2017, together with the changes in those items in dollars (in thousands):

	Six Months Ended June 30,		Change
	2018	2017	2018 vs. 2017
Research and development expenses	6,920	2,595	4,325
General and administrative expenses	2,340	2,736	(396)
Interest expense	(341)	—	(341)
Interest income	178	103	75
Gain (loss) on revaluation of warrant liability	(10)	3,234	(3,244)
Other income (expense)	7	(16)	23

Research and development expenses. Research and development expenses were $6.9 million for the six months ended June 30, 2018 compared to $2.6 million for the six months ended June 30, 2017. The increase in research and development costs is attributable to the following:

●

a $3.6 million increase in the costs associated with manufacturing activities for topsalysin as we move forward with our manufacturing plans to provide sufficient drug substance for a potential Phase 3 registration study in localized prostate cancer and also a potential second Phase 3 for the treatment of the symptoms of BPH;

●	a $0.5 million increase in clinical costs associated with our Phase 2b clinical trial of topsalysin for the treatment of localized prostate cancer which was initiated in March 2017; and

●	a $0.2 million increase in consulting and travel costs associated with our manufacturing and regulatory activities.

These increases are partially offset by decreases of $0.1 million for non-cash stock-based compensation expenses.

General and administrative expenses. General and administrative expenses were $2.3 million for the six months ended June 30, 2018 compared to $2.7 million for the six months ended June 30, 2017. The decrease from the six months ended June 30, 2017 as compared to the six months ended June 30, 2018 is primarily due to decreases in non-cash stock-based compensation expense and consulting services

Interest expense. Interest expense was $0.3 million for the six months ended June 30, 2018. Interest expense is related to our Silicon Valley Bank Loan and Security Agreement.

Interest income. Interest income was $0.2 million for the six months ended June 30, 2018 compared to $0.1 million for the six months ended June 30, 2017. The increase is due to the increase in the average balances of the interest-bearing cash and investment accounts from period to period.

Gain (loss) on revaluation of warrant liability. Loss on revaluation of the warrant liability was $10,000 for the six months ended June 30, 2018 as compared to a gain of $3.2 million for the six months ended June 30, 2017. The non-cash gain (loss) is associated with the change in the fair value of our warrant liability which is calculated using a Black-Scholes pricing model.

Other income (expense). Other income was $7,000 for the six months ended June 30, 2018 compared to other expense of $16,000 for the six months ended June 30, 2017. This change was primarily due to a decrease in foreign exchange losses associated with foreign currency transactions.

Liquidity and Capital Resources

Overview

Since our inception, our operations have been primarily financed through public and private equity sales, debt financings and payments from Kissei. Since inception, we have devoted our resources to funding and conducting research and development programs, including discovery research, preclinical studies and clinical trial activities.

At June 30, 2018 we had cash, cash equivalents and securities available-for-sale of $18.5 million and working capital of $14.1 million. We expect that our cash, cash equivalents and securities available-for-sale will be sufficient to fund our operations through June 2019, as a result, substantial doubt exists over our ability to continue as a going concern from one year from the date of the issuance of our condensed consolidated financial statements.

We are currently evaluating options to further advance the clinical development of topsalysin. We will require significant additional funding to advance topsalysin in clinical development. We could use dilutive funding options such as an equity financing and non-dilutive funding options such as a partnering arrangement or royalty agreement to fund future clinical development of topsalysin. At this point in time we do not plan on pursuing new clinical trials, including a Phase 3 in localized prostate cancer or a second Phase 3 trial in BPH unless we obtain additional financing. There can be no assurance that such funding will be available on acceptable terms or at all.

If we are unable to raise additional capital to fund our development program efforts beyond our ongoing clinical trial in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development and commercialization of topsalysin.

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

Cash Flows

The following table shows a summary of our cash flows for the six months ended June 30, 2018 and 2017 (in thousands):

	Six Months Ended June 30,
	2018	2017
Net cash provided by (used in):
Operating activities	$(7,349)	$(4,869)
Investing activities	5,203	(1,110)
Financing activities	—	2
Effect of exchange rate changes on cash and cash equivalents	—	1
Net decrease in cash and cash equivalents	$(2,146)	$(5,976)

Operating Activities

Net cash used in operating activities increased to $7.3 million for the six months ended June 30, 2018 compared to $4.9 million for the six months ended June 30, 2017. The increase in net cash used in operating activities of $2.5 million was primarily due to the increase in our net loss from period to period offset by the decrease in funds used for the payment of accounts payable and accrued expenses in the six months ending June 30, 2018. The increase in net loss is due to the increase in costs associated with manufacturing activities for topsalysin and the non-cash loss recorded for the revaluation of our warrant liability.

Investing Activities

Net cash provided by investing activities was $5.2 million for the six months ended June 30, 2018, compared to $1.1 million net cash used in investing activities for the six months ended June 30, 2017. The net cash provided by investing activities during the six months ended June 30, 2018 represents the proceeds from the maturity of securities classified as available-for-sale as compared to the usage of cash to purchase securities classified as available-for-sale during the six months ended June 30, 2017.

Financing Activities

Net cash provided by financing activities was $2,000 for the six months ended June 30, 2017, which were comprised of proceeds from the exercise of stock options.

Contractual Obligations and Commitments

Our contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude contingent liabilities for which we cannot reasonably predict future payments. Accordingly, the table below excludes contractual obligations relating to milestone and royalty payments due to third parties, all of which are contingent upon certain future events. The following is a summary of our contractual obligations as of June 30, 2018 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligation relating to facility(1)	$119	$119	$—	$—	$—
Principal, interest payable and additional fee under promissory notes (2)	8,209	2,189	5,080	940	—
Purchase commitments(3)	1,739	1,739	—	—	—
Total	$10,067	$4,047	$5,080	$940	$—

(1)

We currently lease an office facility comprising our headquarters in San Diego, California under a non-cancelable lease. The lease, as amended, expires in May 2019 and the minimum rent is $9,517 per month, subject to annual cost of living increases, plus our pro rata share of certain operating costs and other expenses.

(2)

In September 2017, we entered into a Loan and Security Agreement with SVB. The principal borrowed under the first tranche of $7.0 million bears fixed interest of 6.75% per annum. We have the option to prepay the outstanding balance of the loan in full, subject to a prepayment fee of 1% to 3% depending upon when the prepayment occurs. Upon the final repayment of the loan on the maturity date of September 1, 2021, by prepayment, or upon acceleration, we are required to pay SVB an additional fee of $0.3 million. This amount is reflected in the able above. The repayment terms are interest only payments through September 2018 followed by 36 equal monthly payments of principal and interest

(3)

This amount represents purchase commitments pursuant to our manufacturing and supply agreement with Boehringer Ingelheim RCV GmbH & Co KG, or BI and Vetter Pharma International, GmbH, or Vetter. We are required to schedule our manufacturing activities with BI and Vetter in advance. If we cancel any of these scheduled activities without proper notice we could be required to pay penalties from 50% to 100% of the cost of the originally scheduled activity. As such we have included the activities scheduled as of June 30, 2018 which, if cancelled, could result in us incurring penalties for cancellation.

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

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e)under the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As of June 30, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2018.

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

Our operations have consumed substantial amounts of cash since inception. Since inception, we have raised approximately $146 million from the sale of equity securities in private placements and public offerings, $28 million from the issuance of debt securities, and $11 million from the exercise of common share purchase warrants. We will need to continue to spend substantial amounts to continue clinical development of topsalysin. We have an ongoing Phase 2b clinical trial to confirm the dose and optimize the delivery of topsalysin for the treatment of patients with clinically significant localized prostate cancer. We will require significant additional funding to advance topsalysin in clinical development outside of this Phase 2b clinical trial. At this point in time we are planning for a Phase 3 clinical trial of topsalysin for the treatment of patients with clinically significant localized prostate cancer subject to obtaining additional financing. We believe the safety and biopsy data from the first administration of topsalysin in our ongoing Phase 2b clinical trial support moving into a potential Phase 3 clinical trial. We will continue to evaluate whether future clinical development will include an option to administer a second dose of topsalysin as we receive more information about the patient death and additional information from the 10 patients who received a second dose in our Phase 2b clinical trial. We will be able to evaluate the inclusion of a second dose of topsalysin in future clinical trials after we receive six month biopsy data from the second administration. We are not planning on pursuing other clinical trials, including a second Phase 3 trial for the treatment of patients with benign prostatic hyperplasia, or BPH, unless we secure a development partner to fund such new clinical trials or obtain financing in excess of the financing required for our prostate cancer development program, which is our development priority. There can be no assurance that such funding or a development partner will be available on acceptable terms or at all.

We expect that our existing cash, cash equivalents and securities available-for-sale, together with interest thereon, will be sufficient to fund our operations through June 2019, assuming we do not conduct any clinical trials other than our ongoing Phase 2b clinical trial for the treatment of clinically significant localized prostate cancer. However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. Any clinical development efforts, including our on-going Phase 2b clinical trial and our ongoing operations will require significant funding.

We expect to finance future cash needs through public or private equity offerings, debt financings or strategic partnerships and alliances or licensing arrangements. We cannot be certain that additional funding will be available on acceptable terms, or at all. Subject to limited exceptions, our Loan and Security Agreement with Silicon Valley Bank, or SVB, prohibits us from incurring indebtedness without the prior written consent of SVB. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us we will need to significantly delay, scale back or discontinue the development or commercialization of topsalysin and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our consolidated financial statements, and it is likely that investors will lose all or a part of their investment. Future reports from our independent registered public accounting firm may also contain statements expressing substantial doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all.

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

*We are a development stage company with no approved products and no revenue from commercialization of any products.

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

We have fully enrolled a Phase 2b clinical trial to confirm the dose and optimize the delivery of topsalysin for the treatment of clinically significant localized prostate cancer, which is being conducted across eight clinical trial sites in the United Kingdom and United States. On June 25, 2018, we announced top-line interim safety and biopsy data following a single administration of topsalysin from our ongoing Phase 2b clinical trial. Separately, we also announced that we were recently notified that a patient death occurred on the same day as their second administration of topsalysin. We are currently investigating the cause of the patient death and as a precaution, we have decided that no additional patients will receive a second administration of topsalysin.  Eleven patients elected to receive a second dose of topsalysin. We expect to have final safety and biopsy data on these patients in the fourth quarter of 2018.

We are planning a Phase 3 clinical trial of topsalysin for the treatment of patients with clinically significant localized prostate cancer. We will continue to evaluate whether future clinical development will include an option to administer a second dose as we receive more information about the patient death and the safety and biopsy data from the patients who elected to receive a second dose. There have been limited development efforts for a targeted focal therapeutic for patients with clinically significant localized prostate cancer and, therefore, there is significant uncertainty regarding the Phase 3 clinical trial design, including primary endpoint(s), that will be required by the US Food and Drug Administration, or FDA, or any foreign regulatory authority. We have had and will continue to have informal discussions with foreign regulatory authorities in Europe where there is more regulatory experience with targeted focal therapy for patients with localized prostate cancer, in order to help inform future clinical trial design. While we believe that we may be able to seek regulatory approval for topsalysin for the treatment of clinically significant localized prostate cancer with one successful Phase 3 clinical trial, we have not discussed late-stage clinical development in this indication with the FDA. The regulatory authorities may ultimately disagree with our assessment of the design, scope and number of clinical trials or other studies before we can submit for regulatory approval. To mitigate these uncertainties, we plan to conduct formal discussions with the FDA and the European Medicines Agency, or EMA. The outcome of these discussions may change our assessment of required clinical trials and our development plans. Any delay in the finalization of the design of a Phase 3 clinical study would delay our development of topsalysin for the treatment of localized prostate cancer.

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

 Undesirable side effects caused by topsalysin could cause us or regulatory authorities to interrupt, delay, suspend or terminate clinical trials and could result in a more restrictive label or the delay or denial of marketing approval by the FDA or other regulatory authorities. This, in turn, could limit or prevent us from commercializing topsalysin and generating revenues from its sale. The most common adverse events observed in patients who received topsalysin in our initial Phase 3 clinical trial for the treatment of lower urinary tract symptoms of BPH that were potentially attributable to topsalysin included painful urination, the presence of red blood cells in urine, frequent urination and urinary urgency, fever, and perineal pain. Each of the foregoing adverse events occurred in greater than 5% of the topsalysin population. Further, the incidence of serious AEs, or SAEs, was similar in patients treated with topsalysin and vehicle. There were two SAEs assessed by the investigator as at least possibly related to treatment for topsalysin and one such SAE for vehicle. The topsalysin-related SAEs were moderate events of “acute non-infectious prostatitis” and “fever following prostate procedure” not unexpected manifestations of the intraprostatic cellular destruction and resultant inflammation integral to the topsalysin mechanism of action. The vehicle-related SAE was a mild event of “urinary tract infection.” Although the SAEs were moderate and not unexpected, they may not be fully indicative of the adverse events that would be encountered in commercial use or in larger trials. The adverse events which occurred in our Phase 2a localized prostate cancer trial were similar in nature to the adverse events noted in our BPH program and no SAEs were reported. On June 25, 2018, we announced interim safety and tolerability results of a single administration from our on-going Phase 2b localized prostate cancer trial. A single administration of topsalysin continues to appear safe and well tolerated by patients. No hypersensitivity reactions or other serious systemic reactions to study medication were observed after a single administration. Adverse events considered related to topsalysin and occurring in more than one patient were: dysuria (3 patients), urinary retention (3 patients), nocturia (2 patients), micturition urgency (2 patients) and strangury (2 patients). All adverse events were considered mild and typically resolved within the same day. One event of micturition urgency was considered severe and resolved the same day and one event of urinary retention was considered moderate and the event was considered resolved after the patient underwent a transurethral resection of the prostate. On June 25, 2018, we were notified that a patient death occurred on the same day as their second administration of topsalysin in the Phase 2b clinical trial. We are currently investigating the cause of the patient death and evaluating whether the option to provide a second dose of topsalysin will be included in any subsequent clinical trial.

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

*We rely on third parties to manufacture topsalysin and we intend to rely on third parties to manufacture commercial supplies of topsalysin, if and when it is approved. The development and commercialization of topsalysin could be stopped or delayed if any such third party fails to provide us with sufficient quantities of topsalysin or the diluent or fails to do so at acceptable quality levels or prices or fails to maintain or achieve satisfactory regulatory compliance.

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

We have scheduled with BI the manufacture of additional drug substance that we need for future clinical trial supplies. We have not had drug substance manufactured for us since 2013 so there is no guarantee that the manufacturing will be completed when expected. We have selected Vetter Pharma International GmBH to work on the completion of the specifications for commercial fill finish process for the production of reformulated topsalysin drug product and to supply drug product and we are currently in the process of finalizing a ten-year contract. We have incurred significant costs in connection with the reformulation of our drug product and we will continue to incur significant costs in connection with the technology transfer and manufacturer of clinical drug supplies. Our purchase orders under our manufacturing contracts either cannot be cancelled or can only be cancelled with the payment of financial penalties. If we are not able to complete our scheduled manufacturing of drug substance, the reformulation of drug product, or technology transfer for the production of finished drug product when expected, we could experience significant delays in the commencement of our planned Phase 3 clinical trial for the treatment of clinically significant prostate cancer.

BI currently procures an ingredient used in the current diluent formulation for use with topsalysin drug product from a multinational industrial biotech company which is a single source supplier, on a purchase order basis. If our single source provider is unable to or decides to no longer supply BI or us with an ingredient for the diluent, we could experience delays in obtaining product for clinical trials until we procured another source or until we reformulate the product and we may be required to contract with another source in order to assure adequate commercial supply. Our reformulated drug product does not use this single source provider ingredient in the diluent formulation.

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

We expect that topsalysin will compete with the current treatment options for the symptoms of BPH, which include oral drug therapy and surgery. Oral drug therapies include (a) alpha-blockers, such as tamsulosin (marketed under various trade names by numerous companies, including as Flomax® by Astellas Pharma), alfuzosin (marketed in the United States by Sanofi as Uroxatral®), doxazosin (marketed by Pfizer as Cardura® and Cardura® XL) and silodosin (marketed by Watson Pharmaceuticals as Rapaflo® in the United States), (b) 5-alpha reductase inhibitors, such as dutasteride (marketed by GlaxoSmithKline plc as Avodart®) and finasteride (marketed by Merck & Co., Inc. as Proscar®), (c) combinations of a-blockers and 5-alpha reductase inhibitors such as tamsulosin and dutasteride (marketed by GSK as Jalyn®) and (d) tadalafil (marketed as Cialis® by Eli Lilly), a PDE5 inhibitor which obtained FDA approval for the treatment of the symptoms of BPH in October 2011. Several minimally invasive surgical therapies, or MIST, are available, including transurethral microwave thermotherapy, or TUMT, transurethral needle ablation, or TUNA, photo-selective vaporization of prostate, holmium laser enucleation of the prostate, transurethral electrovaporization of the prostate, interstitial laser coagulation, and the UroLift® system (marketed by NeoTract, Inc.), which is an implant delivered into the body via a small needle and designed to hold prostate tissue out of the way of the blocked urethra. Currently, the most commonly used MIST procedures are laser ablations of the prostate, TUMT, and TUNA. Surgery for BPH treatment is usually considered in patients who fail drug therapy as a result of side effects or inadequate relief of symptoms, have refractory urinary retention, or have recurrent urinary tract infections. Alternatively, surgery may be the initial treatment in patients with severe urinary symptoms. Surgical procedures for BPH include transurethral resection of the prostate, as well as other procedures such as transurethral incision of the prostate and transurethral vaporization of the prostate. In May 2017, Nymox Pharmaceuticals announced that it had filed for marketing authorization for Fexapotide Triflutate for the treatment of the symptoms of BPH in five European countries, the Netherlands, the United Kingdom, Germany, France and Spain. In December 2017, Procept BioRobotics received FDA clearance for its AquaBeam System, a waterjet ablation therapy for endoscopic resection of prostate tissue. In addition, there are other treatments that are currently in clinical development for the treatment of the symptoms of BPH. Light Sciences Oncology Inc.’s talaporfin sodium is currently in Phase 2 clinical trials.

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

As of June 30, 2018, we had six full-time employees. In addition, we had engaged five part-time individual consultants to assist us with managing vendors and CROs, project management and regulatory compliance. We will need to expand our managerial, operational, financial and other resources in order to manage our future operations and clinical trials, continue our research and development activities, and commercialize our product candidate. Our management and scientific personnel, systems and facilities currently in place may not be adequate to support our future growth. Our need to effectively manage our operations, growth and various projects requires that we:

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

We have a limited operating history and we have financed our operations primarily through equity and debt financings and have incurred significant operating losses since our inception. We had a net loss of $8.6 million, $11.2 million, and $14.2 million during the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, we had an accumulated deficit of $149.5 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our shareholders’ (deficit) equity and working capital. Our losses have resulted principally from costs incurred in our research activities for topsalysin. We anticipate that our operating losses will substantially increase over the next several years as we continue development of topsalysin, including the conduct of any future clinical trials for the treatment of clinical significant localized prostate cancer and the symptoms of BPH. In addition, if we obtain regulatory approval of topsalysin in either indication, we may incur significant sales and marketing expenses and outsourced manufacturing expenses, as well as continued development expenses. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or whether or when we will become profitable.

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

We currently incur expenses denominated in foreign currencies for multiple vendors. This includes our manufacturing and supply agreement with BI for the manufacture of topsalysin, for which payments are denominated in foreign currency. In addition, we are utilizing several clinical vendors which are located in various countries outside of the United States. These clinical vendors invoice us in the local currency of the vendor. We do not engage in foreign currency hedging arrangements for our accounts payable, and, consequently, foreign currency fluctuations may adversely affect our earnings. During the six months ended June 30, 2018 and 2017, 50.5% and 15.0% respectively, of our operating expenses were denominated in currencies other than the U.S. dollar. Going forward we anticipate that our sales and expenses, if any, will be denominated in the local currency of the country in which they occur. We may decide to manage this risk by hedging our foreign currency exposure, principally through derivative contracts. Even if we decide to enter into such hedging transactions, we cannot be sure that such hedges will be effective or that the costs of such hedges will not exceed their benefits. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the euro, could result in material amounts of cash being required to settle the hedge transactions or could adversely affect our financial results.

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

We are subject to the public company reporting obligations under the Exchange Act and the rules and regulations regarding corporate governance practices, including those under the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, and the listing requirements of The NASDAQ Capital Market. As a result, we have incurred, and will continue to incur, significant legal, accounting and other expenses that we did not incur as a private company, particularly after we are no longer an “emerging growth company” as defined in the JOBS Act. We expect that we will be an emerging growth company until December 31, 2018, although circumstances could cause us to lose that status earlier. Further, the need to establish the corporate infrastructure demanded of a public company may divert management’s attention from implementing our growth strategy. We have made, and will continue to make, changes to our corporate governance standards, disclosure controls and financial reporting and accounting systems to meet our reporting obligations. Any changes that we make to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all, which could subject us to delisting of our common shares, fines, sanctions and other regulatory action and potentially civil litigation. In addition, we incur significant legal, accounting, reporting and other expenses in order to maintain a listing on The NASDAQ Capital Market. These expenses relate to, among other things, the obligation to present financial information according to U.S. GAAP in the United States. We are also required to comply with certain disclosure and filing requirements under applicable securities laws in Canada as a reporting issuer in certain provinces.

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

SIGNATURES

Pursuant to the requirements of the Securities Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on the 14th day of August 2018.

SOPHIRIS BIO INC.

By:	/s/ Randall E. Woods
Randall E. Woods Chief Executive Officer and President

By:	/s/ Peter T. Slover
Peter T. Slover Chief Financial Officer