Form 10-Q
period 2018-09-30
SOPHIRIS BIO INC.
filed 2018-11-13
CIK 1563855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of November 8, 2018, the registrant had 30,111,153 common shares (no par value) outstanding.

SOPHIRIS BIO INC.

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

Sophiris Bio Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

(Unaudited)

	September 30, 2018	December 31, 2017
Assets:

Current assets:
Cash and cash equivalents	$12,048	$16,087
Securities available-for-sale	2,498	9,757
Prepaid expenses and other current assets	888	1,012
Total current assets	15,434	26,856

Property and equipment, net	4	2
Other long-term assets	—	19
Total assets	$15,438	$26,877

Liabilities and shareholders’ (deficit) equity:

Current liabilities:
Accounts payable	$400	$832
Accrued expenses	2,098	1,499
Current portion of promissory note	1,212	372
Total current liabilities	3,710	2,703

Long-term promissory note	5,751	6,435
Warrant liability	9,946	10,089
Total liabilities	19,407	19,227

Commitments and contingencies

Shareholders’ (deficit) equity:
Common shares, unlimited authorized shares, no par value; 30,111,153 shares issued and outstanding at September 30, 2018 and December 31, 2017	131,247	131,247
Contributed surplus	26,531	25,854
Accumulated other comprehensive gain	99	97
Accumulated deficit	(161,846)	(149,548)
Total shareholders’ (deficit) equity	(3,969)	7,650
Total liabilities and shareholders’ (deficit) equity	$15,438	$26,877

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sophiris Bio Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating expenses:
Research and development	$1,798	$1,649	$8,718	$4,244
General and administrative	1,155	1,685	3,494	4,422
Total operating expenses	2,953	3,334	12,212	8,666
Other income (expense):
Interest expense	(173)	(35)	(514)	(35)
Interest income	80	56	258	159
Gain on revaluation of warrant liability	153	670	143	3,905
Other income (expense), net	21	(11)	27	(27)
Total other income (expense)	81	680	(86)	4,002
Net loss	$(2,872)	$(2,654)	$(12,298)	$(4,664)

Basic and diluted loss per share	$(0.10)	$(0.09)	$(0.41)	$(0.15)
Weighted average number of outstanding shares – basic and diluted	30,111	30,111	30,111	30,111
Other comprehensive loss:
Unrealized income (loss) on securities available-for-sale	2	11	2	(3)
Total other comprehensive loss	$(2,870)	$(2,643)	$(12,296)	$(4,667)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sophiris Bio Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows used in operating activities
Net loss	$(12,298)	$(4,664)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	677	1,328
Accretion of debt discount	113	7
Amortization of promissory note issuance costs	43	3
Depreciation of property and equipment	2	4
Amortization of (premium)/discount on securities available-for-sale	(44)	119
Change in fair value warrant liability	(143)	(3,905)
Foreign exchange transaction loss	—	1
Changes in operating assets and liabilities:
Prepaid expenses and other assets	143	(187)
Accounts payable	(433)	254
Accrued expenses	599	(278)
Net cash used in operating activities	(11,341)	(7,318)
Cash flows provided by investing activities
Purchases of property and equipment	(4)	(3)
Maturities of securities available-for-sale	9,387	12,736
Purchases of securities available-for-sale	(2,081)	(8,683)
Net cash provided by investing activities	7,302	4,050
Cash flows provided by financing activities
Proceeds from exercise of stock options	—	2
Proceeds from the issuance of the Silicon Valley Bank promissory note, net of issuance cost	—	6,953
Net cash provided by financing activities	—	6,955
Effect of exchange rate changes on cash and cash equivalents	—	(1)
Net (decrease) increase in cash and cash equivalents	(4,039)	3,686
Cash and cash equivalents at beginning of period	16,087	12,800
Cash and cash equivalents at end of period	$12,048	$16,486

Supplemental disclosures of non-cash investing and financing activities:
Change in the fair value of stock-based compensation liability recorded to contributed surplus	$—	$(57)
Valuation of warrants issued in connection with the Silicon Valley Bank promissory note	$—	$185
Issuance costs included in accounts payable and accrued expenses but not paid	$—	$23

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

Liquidity

The condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. At September 30, 2018, the Company had cash, cash equivalents and securities available-for-sale of $14.5 million. The Company expects that its cash, cash equivalents and securities available-for-sale will be sufficient to fund its operations through June 2019 and, as a result, substantial doubt exists over the Company’s ability to continue as a going concern from one year from the date of the issuance of its condensed consolidated financial statements.

The Company is currently evaluating options to further advance the clinical development of topsalysin. The Company will require significant additional funding to advance topsalysin in clinical development. The Company could use dilutive funding options such as an equity financing and/or non-dilutive funding options such as a partnering arrangement or royalty agreement to fund future clinical development of topsalysin. At this point in time the Company does not plan on pursuing new clinical trials, including a Phase 3 in localized prostate cancer or a second Phase 3 trial in benign prostatic hyperplasia, or BPH, unless the Company obtains additional financing. There can be no assurance that such funding will be available on acceptable terms or at all.

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States, or GAAP, for the interim financial information and the rules and regulations of the Securities and Exchange Commission, or SEC, related to quarterly reports on Form 10-Q. Accordingly, they do not include all of the information and disclosures required by GAAP for annual audited financial statements and should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K, or Annual Report, filed with the SEC on March 21, 2018. The accompanying year-end condensed balance sheet data was derived from the audited consolidated financial statements but does not include all disclosures required by GAAP. In the opinion of management, these condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. The results of operations for the interim periods shown in this report are not necessarily indicative of the results that may be expected for any future period, including the full year.

During the nine months ended September 30, 2018, there have been no changes to the Company’s significant accounting policies as described in its Annual Report for the fiscal year ended December 31, 2017, except as described below.

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

Recent accounting pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”, updated in July 2018 with No. 2018-11. This guidance requires lessees to recognize a lease liability and a right-of-use asset with the exception of short-term leases. In addition, lessees are required to classify leases as either operating or finance based on current criteria of whether or not the lease is effectively a financed purchase by the lessee. The new standard is effective for the annual reporting period beginning after December 15, 2018 and early adoption is permitted. Although the Company is in the process of evaluating the impact of this guidance on its consolidated financial statements and related disclosures, the Company expects that its operating lease will be subject to the new standard and recognized as operating lease liability and right-of-use asset upon adoption.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”, addressing eight specific cash flow issues in an effort to reduce diversity in practice. The Company adopted this standard in the first quarter of 2018, and the adoption did not have an impact on the Company’s condensed consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation-Stock Compensation (Topic 718); Scope of Modification Accounting”, or ASU 2017-09. The new standard provides guidance about which changes to the terms or conditions of a share-based payment award require and entity to apply modification accounting in Topic 718. The Company adopted this standard in the first quarter of 2018, and the adoption did not have an impact on the Company’s condensed consolidated financial statements.

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

The following diluted securities have been excluded from the computation of diluted weighted-average shares outstanding as of September 30, 2018 and 2017 as the Company recorded a net loss in all periods and therefore they would be anti-dilutive (in thousands):

	September 30,
	2018	2017
Options to purchase common shares	2,940	2,888
Common share purchase warrants	5,798	5,825

4.	Securities Available-for-Sale

Securities available-for-sale consisted of the following as of September 30, 2018 (in thousands):

	September 30, 2018
	Amortized	Unrealized		Estimated
	Cost	Gain	Loss	Fair Value
Commercial paper	$999	$—	$—	$999
U.S. government sponsored enterprise securities	1,499	—	—	1,499
	$2,498	$—	$—	$2,498

As of September 30, 2018, all of the Company’s securities available-for-sale have a maturity date of less than one year.

Securities available-for-sale consisted of the following as of December 31, 2017 (in thousands):

	December 31, 2017
	Amortized	Unrealized		Estimated
	Cost	Gain	Loss	Fair Value
Commercial paper	$3,590	$—	$—	$3,590
U.S. government sponsored enterprise securities	4,985	—	(2)	4,983
Corporate debt securities	1,184	—	—	1,184
	$9,759	$—	$(2)	$9,757

As of December 31, 2017, all of the Company’s securities available-for-sale have a maturity date of less than one year.

5.	Fair value measurement and financial instruments

As of September 30, 2018, the Company had $14.2 million of securities consisting of money market funds, commercial paper, and U.S. government sponsored enterprise securities with maturities that range from two days to two months with an overall average time to maturity of approximately two weeks. The Company has the ability to liquidate these investments without restriction. The Company determines fair value for securities with Level 1 inputs through quoted market prices. The Company determines fair value for securities with Level 2 inputs through broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. The Company’s Level 2 securities have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, typically utilizing third party pricing services or other observable market data. The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, and other industry and economic events. The Company’s Level 3 inputs are unobservable inputs based on the Company’s assessment that market participants would use in pricing the instruments.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	Level 1	Level 2	Level 3
Assets:
Money market funds	$28	$28	$—	$—
Commercial paper	11,743	—	11,743	—
U.S. government sponsored enterprise securities	2,399	—	2,399	—
Total assets	$14,170	$28	$14,142	$—
Liabilities:
Warrant liability	$9,946	$—	$—	$9,946
Total liabilities	$9,946	$—	$—	$9,946

	December 31, 2017	Level 1	Level 2	Level 3
Assets:
Money market funds	$34	$34	$—	$—
Commercial paper	19,020	—	19,020	—
U.S. government sponsored enterprise securities	4,983	—	4,983	—
Corporate debt securities	1,184	—	1,184	—
Total assets	$25,221	$34	$25,187	$—
Liabilities:
Warrant liability	$10,089	$—	$—	$10,089
Total liabilities	$10,089	$—	$—	$10,089

 Warrant liability

In connection with the offering completed on May 11, 2016, the Company issued 1,785,714 warrants to purchase its common shares. These warrants may require the Company to pay the warrant holder cash under certain provisions of the warrant and therefore the Company is accounting for these warrants as a liability. As a result of these warrants being classified as a liability, the Company is required to calculate their fair value at each reporting date. The fair value of these warrants is calculated utilizing a Black-Scholes pricing model. The Company calculated the initial fair value of these warrants on May 11, 2016, the date the warrants were issued. As of September 30, 2018, only 10,000 warrants remain outstanding from the May 11, 2016 offering for which the fair value was remeasured as of September 30, 2018. The following inputs were utilized in the Black-Scholes pricing model:

	September 30, 2018	December 31, 2017
Stock price	$2.79	$2.27
Exercise price	$1.40	$1.40
Risk-free interest rate	2.83%	2.01%
Volatility	97.81%	143.57%
Dividend yield	0.00%	0.00%
Expected life in years	2.61	3.36
Calculated fair value per warrant	$2.01	$1.95

In connection with the offering completed on August 26, 2016, the Company issued 5,606,250 warrants to purchase its common shares. These warrants may require the Company to pay the warrant holder cash under certain provisions of the warrant and therefore the Company is accounting for these warrants as a liability. As a result of these warrants being classified as a liability, the Company is required to calculate the fair value of these warrants at each reporting date. The fair value of these warrants is calculated utilizing a Black-Scholes pricing model. The Company calculated the initial fair value of these warrants on August 26, 2016, the date the warrants were issued. As of September 30, 2018, all of these warrants remain outstanding for which the fair value was remeasured as of September 30, 2018. The following inputs were utilized in the Black-Scholes pricing model:

	September 30, 2018	December 31, 2017
Stock price	$2.79	$2.27
Exercise price	$4.00	$4.00
Risk-free interest rate	2.85%	2.04%
Volatility	116.80%	145.36%
Dividend yield	0.00%	0.00%
Expected life in years	2.9	3.65
Calculated fair value per warrant	$1.77	$1.80

The following table presents a reconciliation of the warrant liability measured at fair value using unobservable inputs (Level 3) (in thousands):

Warrant Liability
Liabilities:
Balance at January 1, 2018	$10,089
Change in the fair value of warrant liability	(143)
Balance at September 30, 2018	$9,946

The Company recognizes transfers into and out of levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstances that caused the transfer occurs. There were no transfers of assets or liabilities between the fair value measurement classifications.

6.	Prepaid expenses and other current assets

Prepaid expenses and other current assets as of September 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Prepaid insurance	$343	$233
Prepaid research and development expenses	439	709
Other prepaid expenses	106	70
Prepaid expenses and other current assets	$888	$1,012

As of September 30, 2018 and December 31, 2017, prepaid research and development expenses includes $0.4 million and $0.7 million, respectively for prepaid and upfront fees paid to the Company’s clinical research organization assisting with the Company’s clinical trials and to a third-party manufacturing vendors for the development of topsalysin. The prepayments and upfront fees will be relieved in future periods based upon work completed.

7.	Accrued expenses

Accrued expenses as of September 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Accrued personnel related costs	$434	$904
Accrued interest	39	41
Accrued research and development expenses	1,377	273
Accrued audit and tax services	225	246
Other accrued expenses	23	35
Accrued expenses	$2,098	$1,499

8.	Promissory notes

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

In September 2018, the Company announced that it had met the requirements within its existing loan and security agreement with Silicon Valley Bank to extend the interest only periods to March 31, 2019. The Company will begin making interest and principal payments starting on April 1, 2019 and ending on the final payment date of September 1, 2021.

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

The Company is not subject to any financial covenants under the loan. As of September 30, 2018, the Company was in compliance with all covenants under the loan. The loan agreement contains customary affirmative and negative covenants, indemnification provisions and events of default. The affirmative covenants include, among others, covenants requiring the Company to maintain its legal existence and governmental approvals, deliver certain financial reports and maintain certain intellectual property rights. The negative covenants include, among others, restrictions on transferring or licensing its assets, changing its business, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, and creating other liens on its assets, in each case subject to customary exceptions. If the Company defaults under the loan, Silicon Valley Bank may accelerate all of its repayment obligations and take control of its pledged assets. Silicon Valley Bank could declare a default under the loan upon the occurrence of any event that Silicon Valley Bank interprets as a material adverse change as defined under the loan agreement, thereby requiring the Company to repay the loan immediately.

As of September 30, 2018, the future contractual principal and final fee payments on the Company’s debt obligations are as follows (in thousands):

2019	$2,100
2020	2,800
2021	2,450
Total	$7,350

The following table shows actual interest expense, amortization of the debt discount and amortization of the issuance costs that was charged to interest expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Simple interest	$121	$25	$358	$25
Accretion of debt discount	38	7	113	7
Amortization of promissory note issuance costs	14	3	43	3
Total	$173	$35	$514	$35

The Company calculated the fair value of the secured promissory notes as $6.8 million (Level 3) as of September 30, 2018. The fair value of long-term debt is based on the net present value of calculated interest and principal payments, using an interest rate of 6.75%, which takes into consideration the financial position of the Company and the recent interest rate environment for new debt issuances for comparable companies. The fair value of this equity component was derived using the Black-Scholes valuation model. The Company calculated the promissory notes’ fair value by allocating to equity and the debt based on their respective fair values.

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

Accounting for the Kissei Agreement after the Adoption of Topic 606:

Effective January 1, 2018, the Company adopted ASU, No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” and the related amendments that were issued by the FASB. Upon adoption of this standard, the Company utilized the modified retrospective adoption method, meaning that any identified cumulative effect of applying the new guidance would be recognized as an adjustment to the opening retained earnings balance.

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

As of September 30, 2018, the Company has 71,000 common shares which were available for issuance under the Plan.

The Company recognized stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Research and development	$38	$121	$142	$376
General and administrative	219	340	535	952
Total	$257	$461	$677	$1,328

As of September 30, 2018 there was $0.4 million of total unrecognized compensation expense related to non-vested stock option awards, which is expected to be recognized over a weighted average period of ten months.

The following table summarizes stock option activity, including options issued to employees, directors and non-employees (in thousands, except per share):

	Options Outstanding	Weighted Average Exercise Price
Outstanding at January 1, 2018	2,931	$3.10
Options granted	80	2.91
Options expired	(71)	13.16
Outstanding at September 30, 2018	2,940	$2.85

 The total amount of options expired for the nine months ended September 30, 2018 were options with exercise prices denominated in Canadian dollars. The Canadian dollar amounts have been converted to U.S. dollars for purposes of the weighted average exercise price calculation using the grant date exchange rate for the Canadian dollar denominated options.

 The fair values of options granted during the nine months ended September 30, 2018 and 2017 were estimated at the date of grant using the following weighted-average assumptions:

	Nine Months Ended September 30,
	2018	2017
Expected life of the option term (years)	4.7	4.1
Risk-free interest rate	2.67%	1.61%
Dividend rate	0%	0%
Volatility	126.2%	144.8%

11.	Commitments and contingencies

Purchase commitments

The Company is required to schedule certain manufacturing activities in advance. If the Company cancels any of these scheduled activities without proper notice the Company could be required to pay penalties of 50% to 100% of the cost of the originally scheduled activity. The Company estimates that the cost of these penalties would be approximately $1.0 million at September 30, 2018 if the Company cancels the scheduled activities.

The amounts recorded for these manufacturing contracts, which are included as a component of research and development expense, were $0.7 million and $0.1 million for the three months ended September 30, 2018 and 2017, respectively and $4.3 million and $0.2 million for the nine months ended September 30, 2018 and 2017, respectively.

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

All dollar amounts are expressed in U.S. dollars unless otherwise noted. All amounts that are expressed on an as-converted from Canadian dollar to U.S. dollar basis are calculated using the conversion rate as of September 30, 2018 unless otherwise noted.

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

In the third quarter, we announced updated top-line interim safety and biopsy data following a single administration of topsalysin from our ongoing open-label, Phase 2b clinical trial to confirm the dose and optimize the delivery of topsalysin for the treatment of clinically significant low to intermediate risk localized prostate cancer. The primary objective of this trial is to evaluate the safety and tolerability of a single, and if applicable, a second administration of topsalysin, when used to focally ablate a histologically-proven, clinically significant lesion in patients with localized prostate cancer.

In the Phase 2b clinical trial, 38 patients with pre-identified, localized prostate cancer received a single administration of topsalysin at eight clinical trial sites in the United Kingdom and United States. Six months after administration, patients received a follow-up targeted biopsy of the treated lesion. Six-month follow-up biopsies have been undertaken and evaluated from 37 of 38 patients treated with a single dose of topsalysin. One patient moved away from the treating facility and we have been unable to get in contact with him.

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

In May 2018, an independent data monitoring committee, or IDMC, met to review the safety data from all 38 patients administered a single dose of topsalysin as well the safety data available on the first seven patients who received a second administration of topsalysin. At that time, the IDMC unanimously recommended the clinical trial continue without changes to the protocol. To date, over 450 patients have received a single administration of topsalysin at various doses across multiple clinical trials.

A secondary objective of this trial is to evaluate the efficacy of a single administration of topsalysin and, if applicable, a second administration of topsalysin to selectively target and focally ablate a pre-identified lesion.

A single administration of topsalysin continues to demonstrate an ability to ablate targeted prostate cancer cells. Based on the six-month biopsy results for 37 patients, 27% of patients (10/37) demonstrated a clinical response, defined in this trial as no detectable tumor on targeted biopsy of the treated lesion or a sufficient reduction to deem the lesion clinically-insignificant (cancer lesion of Gleason Score 6 (pattern 3+3) and a maximum cancer core length, or MCCL, of less than 6 millimeters). This compares favorably to 17% of patients (3/18) moving to clinically insignificant disease in the previously completed Phase 2a localized prostate cancer clinical trial. Of the 10 clinical responders in the Phase 2b trial, six patients experienced a complete ablation with no histological evidence of the targeted tumor remaining. (A Gleason pattern is a grading system utilized to describe how aggressive a prostate tumor is and how likely it is to spread. Generally, there are five recognized Gleason histological patterns and a higher Gleason pattern indicates a more aggressive tumor).

Additionally, the Phase 2b single administration follow-up biopsy data showed that:

●

41% of patients (15/37) experienced a partial response, defined as a reduction in MCCL and/or Gleason pattern, but the targeted lesion was still deemed clinically-significant based on the targeted biopsy; and

●	32% (12/37) of patients did not respond to treatment defined as no change in the targeted lesion or an increase in MCCL and/or Gleason pattern.

 We believe the safety and biopsy data from the first administration of topsalysin supports moving forward into potential registration trials. We have begun planning for a Phase 3 clinical trial for topsalysin for the treatment of clinically significant low to intermediate risk localized prostate cancer and initiation of this clinical trial is subject to receiving additional financing. We expect to obtain formal regulatory guidance on a design for a Phase 3 registration trial in the first half of 2019 from both the FDA and EMA.

The Phase 2b prostate cancer clinical trial represents the first trial designed to allow qualified patients to receive a second administration of topsalysin six months after initial treatment with a targeted biopsy to occur 24 weeks following the second administration. To be eligible to receive a second administration, patients could not have experienced a clinically-significant adverse event attributable to either topsalysin or the dosing procedure from the first administration and have demonstrated evidence of a response to treatment with topsalysin, either through a reduction in lesion size, Gleason pattern, or MCCL. The objective of re-administering topsalysin is to assess the safety of giving a second administration of topsalysin and to determine if additional clinical benefit is observed six months after the second administration.

Eleven patients elected to receive a second administration of topsalysin. In June 2018, we were notified that a patient death occurred on the same day as their second administration. In August 2018, we announced the conclusion of the investigation into the death of the patient which concluded that the patient death was unlikely to be related to either topsalysin or the procedure. The other patients who received a second dose of topsalysin continue to be monitored per the trial’s protocol and six month follow-up safety and biopsy data are expected to be available late in the fourth quarter of 2018. We will continue to evaluate whether future clinical development will include an option to administer a second dose as we receive more information from the 10 patients who received a second dose.

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

Beyond our on-going Phase 2b clinical trial for the treatment of localized prostate cancer, we are not planning on pursuing additional clinical trials, including a potential registration trial for clinically significant localized prostate cancer or a second Phase 3 trial in BPH, unless we obtain additional funding or secure a development partner to fund such new clinical trials. There can be no assurance that such funding or a development partner will be available on acceptable terms or at all. Further, we cannot currently estimate when the clinical development required to seek the regulatory approvals needed to commercialize topsalysin for the treatment of clinically significant localized prostate cancer or the treatment of the symptoms of BPH will be completed.

Financial Operations Overview

Revenues

Our cumulative revenues to date consist of a $3.0 million up-front payment received from Kissei in 2010 and a $5.0 million non-refundable milestone payment for our achievement of certain development activities in 2013. We have no products approved for sale, and we have not generated any revenues from product sales.

Other than potential development milestones from Kissei, we do not expect to receive any revenues from topsalysin until we obtain regulatory approval and commercialize such product or until we potentially enter into additional collaborative agreements with third parties for the development and commercialization of topsalysin, which additional agreements will not likely occur until we complete the development of topsalysin in one of the two potential indications. If our development efforts for topsalysin, or the efforts or Kissei or any future collaborator, result in clinical success and regulatory approval or collaboration agreements with other third parties, we may generate revenues from topsalysin. However, we may never generate revenues from topsalysin as we or any collaborator may never succeed in obtaining regulatory approval or commercializing this product.

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

Essentially all of our research and development expenses related to topsalysin during the three and nine months ended September 30, 2018 and 2017. We recognized research and development expenses as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Clinical research and development	$710	$1,182	$3,133	$2,889
Manufacturing	1,050	346	5,443	979
Stock-based compensation expense	38	121	142	376
	$1,798	$1,649	$8,718	$4,244

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation. Other general and administrative expenses include allocated facility-related costs not otherwise included in research and development expenses, travel expenses, market research expenses and professional fees for auditing, tax, investor relations and legal services. We expect general and administrative expenses to remain fairly consistent over the next year but if we were to move topsalysin towards commercialization in future periods we do expect that general and administrative expenses would increase.

Interest Expense

Interest expense represents interest payable, amortization of our debt discount and issuance costs on our outstanding promissory notes.

Interest Income

We earn interest income from interest-bearing cash and investment accounts.

Gain (Loss) on Revaluation of Warrant Liability

In connection with the financings completed in 2016, we issued warrants to purchase our common shares. These warrants may require us to pay the warrant holder cash under certain provisions of the warrant and therefore we account for these warrants as a liability. As a result of these warrants being classified as a liability, we are required to calculate the fair value of these warrants at each reporting date. The fair value of these warrants is calculated utilizing a Black-Scholes pricing model. We calculated the initial fair value of these warrants at the date the warrants were issued. At each reporting date, we are required to remeasure the fair value of the warrant liability and any corresponding increase or decrease to the warrant liability is recorded as a gain (loss) on revaluation of warrant liability. In addition, if a warrant holder exercises warrants, we are required to revalue the fair value of the underlying warrants on the date of exercise and reclassify the change in the fair value from the warrant liability to contributed surplus.

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

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the revenues and expenses incurred during the reported periods. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. With the exception of the change to our revenue recognition critical accounting policy noted below as a result of the adoption of Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606) and the related amendments as of January 1, 2018, there were no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2018.

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

Results Of Operations

Comparison of the three months ended September 30, 2018 and 2017

The following table summarizes the results of our operations for the three months ended September 30, 2018 and 2017, together with the changes in those items in dollars (in thousands):

	Three Months Ended September 30,		Change
	2018	2017	2018 vs. 2017
Research and development expenses	1,798	1,649	149
General and administrative expenses	1,155	1,685	(530)
Interest expense	(173)	(35)	(138)
Interest income	80	56	24
Gain on revaluation of warrant liability	153	670	(517)
Other income (expense)	21	(11)	32

Research and development expenses. Research and development expenses were $1.8 million in the three months ended September 30, 2018 compared to $1.6 million in the three months ended September 30, 2017. The increase from the three months ended September 30, 2017 as compared to the three months ended September 30, 2018 is primarily due to $0.7 million increase in the costs associated with manufacturing activities for topsalysin as we move forward with our manufacturing plans to provide sufficient drug substance for a potential Phase 3 registration trial in localized prostate cancer and also a potential second Phase 3 trial for the treatment of the symptoms of BPH. This increase is offset in part by a decrease of $0.5 million in clinical costs associated with our Phase 2b clinical trial of topsalysin for the treatment of localized prostate cancer which was initiated in March 2017.

Research and development expenses included non-cash stock-based compensation expenses of $38,000 for the three months ended September 30, 2018 as compared to $0.1 million for the three months ended September 30, 2017.

General and administrative expenses. General and administrative expenses were $1.2 million in the three months ended September 30, 2018 compared to $1.7 million for the three months ended September 30, 2017. The decrease from the three months ended September 30, 2017 as compared to the three months ended September 30, 2018 is primarily due to a decrease in marketing research activities and to a lesser extent a decrease in personnel related expenses.

Interest expense. Interest expense was $0.2 million in the three months ended September 30, 2018 compared to $35,000 for the three months ended September 30, 2017. Interest expense is related to our Silicon Valley Bank Loan and Security Agreement.

Interest income. Interest income of $80,000 was for the three months ended September 30, 2018 compared to $56,000 in the three months ended September 30, 2017. The increase is due to the increase in the yield earned on our interest-bearing cash and investment accounts from period to period.

 Gain on revaluation of warrant liability. Gain on revaluation of the warrant liability was $0.2 million for the three months ended September 30, 2018 as compared to a gain of $0.7 million for the three months ended September 30, 2017. The non-cash gain is associated with the change in the fair value of our warrant liability, which is calculated using a Black-Scholes pricing model.

Other income (expense). Other income was $21,000 for the three months ended September 30, 2018 compared to other expense of $11,000 for the three months ended September 30, 2017. This change was due to an increase in foreign exchange gains associated with foreign currency transactions.

Comparison of the nine months ended September 30, 2018 and 2017

The following table summarizes the results of our operations for the nine months ended September 30, 2018 and 2017, together with the changes in those items in dollars (in thousands):

	Nine Months Ended September 30,		Change
	2018	2017	2018 vs. 2017
Research and development expenses	8,718	4,244	4,474
General and administrative expenses	3,494	4,422	(928)
Interest expense	(514)	(35)	(479)
Interest income	258	159	99
Gain on revaluation of warrant liability	143	3,905	(3,762)
Other income (expense)	27	(27)	54

Research and development expenses. Research and development expenses were $8.7 million for the nine months ended September 30, 2018 compared to $4.2 million for the nine months ended September 30, 2017. The increase in research and development costs is attributable to the following:

●

a $4.3 million increase in the costs associated with manufacturing activities for topsalysin as we move forward with our manufacturing plans to provide sufficient drug substance for a potential Phase 3 registration trial in localized prostate cancer and also a potential second Phase 3 for the treatment of the symptoms of BPH; and

●	a $0.3 million increase in consulting and travel costs associated with our manufacturing and regulatory activities.

These increases are partially offset by decreases of $0.2 million for non-cash stock-based compensation expenses.

General and administrative expenses. General and administrative expenses were $3.5 million for the nine months ended September 30, 2018 compared to $4.4 million for the nine months ended September 30, 2017. The decrease is primarily due to decreases in non-cash stock-based compensation expense and marketing research activities and to lesser extent a decrease in our personnel related costs.

Interest expense. Interest expense was $0.5 million for the nine months ended September 30, 2018 as compared to $35,000 for the nine months ended September 30, 2017. The increase is related to our Silicon Valley Bank Loan and Security Agreement, which was entered not in September 2017.

Interest income. Interest income was $0.3 million for the nine months ended September 30, 2018 compared to $0.2 million for the nine months ended September 30, 2017. The increase is due to the increase in the yield earned on our interest-bearing cash and investment accounts from period to period.

Gain on revaluation of warrant liability. Gain on revaluation of the warrant liability was $0.1 million for the nine months ended September 30, 2018 as compared to a gain of $3.9 million for the nine months ended September 30, 2017. The non-cash gain is associated with the change in the fair value of our warrant liability which is calculated using a Black-Scholes pricing model.

Other income (expense). Other income was $27,000 for the nine months ended September 30, 2018 compared to other expense of $27,000 for the nine months ended September 30, 2017. This change was primarily due to an increase in foreign exchange gains associated with foreign currency transactions.

Liquidity and Capital Resources

Overview

Since our inception, our operations have been primarily financed through public and private equity sales, debt financings and payments from Kissei. Since inception, we have devoted our resources to funding and conducting research and development programs, including discovery research, preclinical studies and clinical trial activities.

At September 30, 2018 we had cash, cash equivalents and securities available-for-sale of $14.5 million and working capital of $11.7 million. We expect that our cash, cash equivalents and securities available-for-sale will be sufficient to fund our operations through June 2019, as a result, substantial doubt exists over our ability to continue as a going concern from one year from the date of the issuance of our condensed consolidated financial statements.

We are currently evaluating options to further advance the clinical development of topsalysin. We will require significant additional funding to advance topsalysin in clinical development. We could use dilutive funding options such as an equity financing and non-dilutive funding options such as a partnering arrangement or royalty agreement to fund future clinical development of topsalysin. At this point in time we do not plan on pursuing new clinical trials, including a Phase 3 trial in localized prostate cancer or a second Phase 3 trial in BPH unless we obtain additional financing. There can be no assurance that such funding will be available on acceptable terms or at all.

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

Our future capital requirements will depend on, and could increase significantly as a result of many factors, including:

●

the costs of, our clinical trials, including a Phase 3 clinical trial for localized prostate cancer and an additional Phase 3 clinical trial for BPH, preclinical studies and other research and development activities for topsalysin;

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

Cash Flows

The following table shows a summary of our cash flows for the nine months ended September 30, 2018 and 2017 (in thousands):

	Nine Months Ended September 30,
	2018	2017
Net cash provided by (used in):
Operating activities	$(11,341)	$(7,318)
Investing activities	7,302	4,050
Financing activities	—	6,955
Effect of exchange rate changes on cash and cash equivalents	—	(1)
Net (decrease) increase in cash and cash equivalents	$(4,039)	$3,686

Operating Activities

Net cash used in operating activities increased to $11.3 million for the nine months ended September 30, 2018 compared to $7.3 million for the nine months ended September 30, 2017. The increase in net cash used in operating activities of $4.0 million was primarily due to the increase in our net loss from period to period offset by the decrease in funds used for the payment of accrued expenses in the nine months ending September 30, 2018. The increase in net loss is due to the increase in costs associated with manufacturing activities for topsalysin offset in part by the increase of non-cash gain recorded for the revaluation of our warrant liability from period to period.

Investing Activities

Net cash provided by investing activities was $7.3 million for the nine months ended September 30, 2018, compared to $4.1 million for the nine months ended September 30, 2017. The net cash provided by investing activities during the nine months ended September 30, 2018 and 2017 represents the proceeds from the maturity of securities classified as available-for-sale. The proceeds from the maturity of securities classified as available-for-sale were utilized to fund our operations during the nine months ended September 30, 2018.

Financing Activities

Net cash provided by financing activities was $7.0 million for the nine months ended September 30, 2017. The cash provided by financing activities for the nine months ended September 30, 2017 included $7.0 million proceeds from our Loan and Security Agreement with Silicon Valley Bank and $2,000 in proceeds from the exercise of stock options.

Contractual Obligations and Commitments

Our contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude contingent liabilities for which we cannot reasonably predict future payments. Accordingly, the table below excludes contractual obligations relating to milestone and royalty payments due to third parties, all of which are contingent upon certain future events. The following is a summary of our contractual obligations as of September 30, 2018 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligation relating to facility(1)	$86	$86	$—	$—	$—
Principal, interest payable and additional fee under promissory notes (2)	8,208	1,859	6,349	—	—
Purchase commitments(3)	1,046	1,046	—	—	—
Total	$9,340	$2,991	$6,349	$—	$—

(1)

We currently lease an office facility comprising our headquarters in San Diego, California under a non-cancelable lease. The lease, as amended, expires in May 2019 and the minimum rent is $9,517 per month, subject to annual cost of living increases, plus our pro rata share of certain operating costs and other expenses.

(2)

In September 2017, we entered into a Loan and Security Agreement with Silicon Valley Bank, or SVB. The principal borrowed under the first tranche of $7.0 million bears fixed interest of 6.75% per annum. We have the option to prepay the outstanding balance of the loan in full, subject to a prepayment fee of 1% to 3% depending upon when the prepayment occurs. Upon the final repayment of the loan on the maturity date of September 1, 2021, by prepayment, or upon acceleration, we are required to pay SVB an additional fee of $0.3 million. This amount is reflected in the table above. The repayment terms are interest only payments through March 2019 followed by 30 monthly payments of principal and interest.

(3)

This amount represents purchase commitments pursuant to our manufacturing and supply agreement with Boehringer Ingelheim RCV GmbH & Co KG, or BI and Vetter Pharma International, GmbH, or Vetter. We are required to schedule our manufacturing activities with BI and Vetter in advance. If we cancel any of these scheduled activities without proper notice we could be required to pay penalties from 50% to 100% of the cost of the originally scheduled activity. As such we have included the activities scheduled as of September 30, 2018 which, if cancelled, could result in us incurring penalties for cancellation.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements (as defined by applicable SEC regulations) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Recent accounting pronouncements

In February 2016, the FASB issued ASU, No. 2016-02, “Leases (Topic 842)” updated in July 2018 with No. 2018-11. This guidance requires lessees to recognize a lease liability and a right-of-use asset with the exception of short-term leases. In addition, lessees are required to classify leases as either operating or finance based on current criteria of whether or not the lease is effectively a financed purchase by the lessee. The new standard is effective for the annual reporting period beginning after December 15, 2018 and early adoption is permitted. Although we are in the process of evaluating the impact of this guidance on its consolidated financial statements and related disclosures, we expect that our operating lease will be subject to the new standard and recognized as operating lease liability and right-of-use asset upon adoption.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”, addressing eight specific cash flow issues in an effort to reduce diversity in practice. We adopted this standard in the first quarter of 2018, and the adoption did not have an impact on our condensed consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation-Stock Compensation (Topic 718); Scope of Modification Accounting”, or ASU 2017-09. The new standard provides guidance about which changes to the terms or conditions of a share-based payment award require and entity to apply modification accounting in Topic 718. We adopted this standard in the first quarter of 2018, and the adoption did not have an impact on our condensed consolidated financial statements.

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

As of September 30, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2018.

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

Our operations have consumed substantial amounts of cash since inception. Since inception, we have raised approximately $146 million from the sale of equity securities in private placements and public offerings, $28 million from the issuance of debt securities, and $11 million from the exercise of common share purchase warrants. We will need to continue to spend substantial amounts to continue clinical development of topsalysin. We have an ongoing Phase 2b clinical trial to confirm the dose and optimize the delivery of topsalysin for the treatment of patients with clinically significant localized prostate cancer. We will require significant additional funding to advance topsalysin in clinical development outside of this Phase 2b clinical trial. At this point in time we are planning for a Phase 3 clinical trial of topsalysin for the treatment of patients with clinically significant localized prostate cancer subject to obtaining additional financing. We believe the safety and biopsy data from the first administration of topsalysin in our ongoing Phase 2b clinical trial support moving into a potential Phase 3 clinical trial. We will continue to evaluate whether future clinical development will include an option to administer a second dose of topsalysin as we receive more information from the 10 patients who received a second dose in our Phase 2b clinical trial. We will be able to evaluate the inclusion of a second dose of topsalysin in future clinical trials after we receive six month biopsy data from the second administration. We are not planning on pursuing other clinical trials, including a second Phase 3 trial for the treatment of patients with benign prostatic hyperplasia, or BPH, unless we secure a development partner to fund such new clinical trials or obtain financing in excess of the financing required for our prostate cancer development program, which is our development priority. There can be no assurance that such funding or a development partner will be available on acceptable terms or at all.

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

We have fully enrolled a Phase 2b clinical trial to confirm the dose and optimize the delivery of topsalysin for the treatment of clinically significant localized prostate cancer, which is being conducted across eight clinical trial sites in the United Kingdom and United States. Dosing in the Phase 2b clinical trial has been completed. On June 25, 2018, we announced top-line interim safety and biopsy data following a single administration of topsalysin from our ongoing Phase 2b clinical trial.  Eleven patients elected to receive a second dose of topsalysin. We expect to have final safety and biopsy data on ten of these patients in the fourth quarter of 2018.

We are planning a Phase 3 clinical trial of topsalysin for the treatment of patients with clinically significant localized prostate cancer. We will continue to evaluate whether future clinical development will include an option to administer a second dose as we receive more information about the safety and biopsy data from the patients who elected to receive a second dose. There have been limited development efforts for a targeted focal therapeutic for patients with clinically significant localized prostate cancer and, therefore, there is significant uncertainty regarding the Phase 3 clinical trial design, including primary endpoint(s), that will be required by the US Food and Drug Administration, or FDA, or any foreign regulatory authority. We have had and will continue to have informal discussions with foreign regulatory authorities in Europe where there is more regulatory experience with targeted focal therapy for patients with localized prostate cancer, in order to help inform future clinical trial design. While we believe that we may be able to seek regulatory approval for topsalysin for the treatment of clinically significant localized prostate cancer with one successful Phase 3 clinical trial, we have not discussed late-stage clinical development in this indication with the FDA. The regulatory authorities may ultimately disagree with our assessment of the design, scope and number of clinical trials or other studies before we can submit for regulatory approval. To mitigate these uncertainties, we plan to conduct formal discussions with the FDA and the European Medicines Agency, or EMA. The outcome of these discussions may change our assessment of required clinical trials and our development plans. Any delay in the finalization of the design of a Phase 3 clinical study would delay our development of topsalysin for the treatment of localized prostate cancer.

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

 Undesirable side effects caused by topsalysin could cause us or regulatory authorities to interrupt, delay, suspend or terminate clinical trials and could result in a more restrictive label or the delay or denial of marketing approval by the FDA or other regulatory authorities. This, in turn, could limit or prevent us from commercializing topsalysin and generating revenues from its sale. The most common adverse events observed in patients who received topsalysin in our initial Phase 3 clinical trial for the treatment of lower urinary tract symptoms of BPH that were potentially attributable to topsalysin included painful urination, the presence of red blood cells in urine, frequent urination and urinary urgency, fever, and perineal pain. Each of the foregoing adverse events occurred in greater than 5% of the topsalysin population. Further, the incidence of serious AEs, or SAEs, was similar in patients treated with topsalysin and vehicle. There were two SAEs assessed by the investigator as at least possibly related to treatment for topsalysin and one such SAE for vehicle. The topsalysin-related SAEs were moderate events of “acute non-infectious prostatitis” and “fever following prostate procedure” not unexpected manifestations of the intraprostatic cellular destruction and resultant inflammation integral to the topsalysin mechanism of action. The vehicle-related SAE was a mild event of “urinary tract infection.” Although the SAEs were moderate and not unexpected, they may not be fully indicative of the adverse events that would be encountered in commercial use or in larger trials. The adverse events which occurred in our Phase 2a localized prostate cancer trial were similar in nature to the adverse events noted in our BPH program and no SAEs were reported. On June 25, 2018, we announced interim safety and tolerability results of a single administration from our on-going Phase 2b localized prostate cancer trial. A single administration of topsalysin continues to appear safe and well tolerated by patients. No hypersensitivity reactions or other serious systemic reactions to study medication were observed after a single administration. Adverse events considered related to topsalysin and occurring in more than one patient were: dysuria (3 patients), urinary retention (3 patients), nocturia (2 patients), micturition urgency (2 patients) and strangury (2 patients). All adverse events were considered mild and typically resolved within the same day. One event of micturition urgency was considered severe and resolved the same day and one event of urinary retention was considered moderate and the event was considered resolved after the patient underwent a transurethral resection of the prostate. In August 2018, we announced that we had completed an investigation into the death of a patient in the Phase 2b trial for the treatment of localized prostate cancer. It was concluded that the patient death was unlikely to be related to either topsalysin or the procedure.

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

We have scheduled with BI the manufacture of additional drug substance that we need for future clinical trial supplies. We have not had drug substance manufactured for us since 2013 so there is no guarantee that the manufacturing will be completed when expected. We have selected Vetter Pharma International GmBH to work on the completion of the specifications for commercial fill finish process for the production of reformulated topsalysin drug product and to supply drug product and we are currently in the process of finalizing a ten-year contract. We have, and we will continue to incur significant costs in connection with the technology transfer and manufacturer of clinical drug supplies. Our purchase orders under our manufacturing contracts either cannot be cancelled or can only be cancelled with the payment of financial penalties. If we are not able to complete our scheduled manufacturing of drug substance, the reformulation of drug product, or technology transfer for the production of finished drug product when expected, we could experience significant delays in the commencement of any future Phase 3 clinical trial of topsalysin.

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

*We may seek a partner for the continued development and commercialization of topsalysin. If we seek a partner and are unable to find a partner or such partnership is unsuccessful, we may be unable to commercialize topsalysin.

We may seek a third-party partner for financial and scientific resources for the further clinical development and commercialization of topsalysin. There is no assurance that we will be able to find such a partner and, if we do, we may have to relinquish a significant portion of the future economic value of topsalysin to such partner. Also, a partner will likely significantly limit our control over the course of clinical development and/or commercialization of topsalysin. Our ability to recognize revenue from a successful partnering arrangement of the sort we are contemplating may be impaired by several factors, including:

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

 *Delays in the commencement or completion of clinical testing could significantly impact our product development costs and will delay our ability to pursue regulatory approval and, in turn, our ability to generate any product revenues.

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

Further, the commencement or completion of clinical trials can be delayed for a variety of reasons, including delays in or related to:

●

raising sufficient capital or securing a development partner to fund future clinical trials, including a Phase 3 clinical trial of topsalysin for the treatment of clinically significant localized prostate cancer and a second Phase 3 clinical trial for the treatment of the symptoms of BPH;

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

We expect that topsalysin will compete with the current treatment options for the treatment of clinically significant localized prostate cancer, which include surgical options such as laparoscopic and radical prostatectomy or radiation. In addition, there are other focal targeted therapies which are gaining traction that are currently in clinical development or have been recently approved which include: brachytherapy, cryotherapy, high focused ultrasound, cyber knife, radio frequency ablation, laser ablation and TOOKAD, a vascular –targeted photodynamic therapy recently approved by the EMA. In addition, in January 2018, Nymox Pharmaceuticals announced top-line five year clinical trial biopsy data from the intraprostatic administration of their investigational therapy NX-1207 (fexapotide triflutate) in patients with low grade localized (T1c) prostate cancer.

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

As of September 30, 2018, we had six full-time employees. In addition, we had engaged five part-time individual consultants to assist us with managing vendors and CROs, project management and regulatory compliance. We will need to expand our managerial, operational, financial and other resources in order to manage our future operations and clinical trials, continue our research and development activities, and commercialize our product candidate. Our management and scientific personnel, systems and facilities currently in place may not be adequate to support our future growth. Our need to effectively manage our operations, growth and various projects requires that we:

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

We currently incur expenses denominated in foreign currencies for multiple vendors. This includes our manufacturing and supply agreement with BI for the manufacture of topsalysin, for which payments are denominated in foreign currency. In addition, we are utilizing several clinical vendors which are located in various countries outside of the United States. These clinical vendors invoice us in the local currency of the vendor. We do not engage in foreign currency hedging arrangements for our accounts payable, and, consequently, foreign currency fluctuations may adversely affect our earnings. During the nine months ended September 30, 2018 and 2017, 46.6% and 14.9% respectively, of our operating expenses were denominated in currencies other than the U.S. dollar. Going forward we anticipate that our sales and expenses, if any, will be denominated in the local currency of the country in which they occur. We may decide to manage this risk by hedging our foreign currency exposure, principally through derivative contracts. Even if we decide to enter into such hedging transactions, we cannot be sure that such hedges will be effective or that the costs of such hedges will not exceed their benefits. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the euro, could result in material amounts of cash being required to settle the hedge transactions or could adversely affect our financial results.

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

Item  6.       Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit number	Description of Exhibit	Incorporated by Reference or Attached Hereto

3.1	Certificate of Amalgamation of the Registrant, dated January 1, 2005.	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

3.2	Notice of Articles of the Registrant.	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 10, 2017.

3.3	Articles of the Registrant.	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

4.1	Form of Common Share Certificate.	Incorporated by reference to the Amendment No. 4 to the Registrant’s Form S-1/A (SEC File No. 333-186724) filed on July 15, 2013.

4.2	Common Share Purchase Warrant Issued to Oxford Finance LLC dated June 30, 2014.	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 7, 2014.

4.3	Common Share Purchase Warrant Issued to Oxford Finance LLC dated June 30, 2014.	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 7, 2014.

4.4	Form of Common Share Purchase Warrant Issued in connection with the Company’s May 2016 Financing.	Incorporated by reference to the Current Report on Form 8-K filed on May 11, 2016.

4.5	Form of Common Share Purchase Warrant Issued in connection with the Company’s August 2016 Financing.	Incorporated by reference to the Current Report on Form 8-K filed on August 23, 2016.

4.6	Common Share Purchase Warrant Issued to Silicon Valley Bank, dated September 8, 2017.	Incorporated by reference to the Quarterly Report on Form 10-Q filed on November 9, 2017.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended.	Attached hereto

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended.	Attached hereto

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Attached hereto

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Attached hereto

101.INS	**	XBRL Instance Document	Attached hereto
101.SCH	**	XBRL Taxonomy Extension Schema Document	Attached hereto
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document	Attached hereto
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document	Attached hereto
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document	Attached hereto
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document	Attached hereto

**

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on the 13th day of November 2018.

SOPHIRIS BIO INC.

By:	/s/ Randall E. Woods
Randall E. Woods Chief Executive Officer and President

By:	/s/ Peter T. Slover
Peter T. Slover Chief Financial Officer