Form 10-K
period 2018-12-31
SOPHIRIS BIO INC.
filed 2019-03-13
CIK 1563855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common shares held by non-affiliates of the registrant was approximately $84.5 million, based on the closing price of the registrant’s common shares on The Nasdaq Capital Market on June 29, 2018 of $2.81.

As of March 4, 2019, the registrant had 30,217,140 common shares (no par value) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2019 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission by April 30, 2019 are incorporated by reference into Part III of this report.

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

All dollar amounts are expressed in U.S. dollars unless otherwise noted. All amounts are expressed on an as-converted from Canadian dollar to U.S. dollar basis are calculated using the conversion rate as of December 31, 2018 unless otherwise noted.

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

Topsalysin, a genetically modified recombinant protein, is delivered via ultrasound-guided injection directly into the prostate. This membrane-disrupting protein is selectively activated by enzymatically active PSA, which is found in high concentrations around prostate tumor cells and in the transition zone of the prostate, leading to localized cell death and tissue disruption without damage to neighboring tissue and nerves. This targeted method of administration limits potential for systemic exposure of topsalysin, together with topsalysin’s specific mechanism of action, (activation only by enzymatically active PSA found within the prostate. PSA in circulation is no longer enzymatically active) is thought to contribute to the tolerability and safety profile observed to date.

We have recently completed a multicenter, open-label Phase 2b clinical trial to confirm the dose and optimize the delivery of topsalysin for the treatment of clinically significant localized prostate cancer. The study utilized commercially available software to co-register previously obtained multi-parametric magnetic resonance imaging, or mpMRI, images of a patient’s prostate to real time 3D ultrasound images to target the delivery of topsalysin directly into and around a pre-identified clinically significant tumor. A clinically significant tumor that warranted treatment was defined as either a Gleason score 6 (pattern 3+3) and greater than or equal to 6 mm up to 10 mm, Maximum Cancer Core Length, or MCCL, or a Gleason score 7 (pattern 3+4 or 4+3) and lesser than or equal to 10 mm MCCL. The Gleason grading system is used to provide a prognosis of the identified cancer by assigning a Gleason Score and pattern. A high Gleason score indicates aggressive cancer, with a Gleason Score 6 generally representing low risk disease, Gleason 7 intermediate risk and Gleason 8-10 high risk disease.

The primary objective of the trial was to evaluate the safety and tolerability of a single administration of topsalysin, when used to focally ablate a histologically-proven, clinically significant lesion in patients with low-to-intermediate localized prostate cancer. A total of 38 patients with a pre-identified clinically significant lesion received a single administration of topsalysin at eight clinical trial sites located in the United Kingdom and United States. A review of the safety data from 38 patients, indicates that a single administration of topsalysin continues to appear safe and well-tolerated by patients. Adverse events considered related to topsalysin were typically mild and typically occurred and resolved within one day of the administration. In addition, urine function was preserved, there was no sexual dysfunction, no hypersensitivity reactions or other serious systemic reactions considered related to topsalysin after a single administration.

A secondary objective of the trial was to evaluate the efficacy of a single administration of topsalysin to selectively target and focally ablate a pre-identified lesion. Six months after the administration of topsalysin, 37 out of 38 patients underwent a targeted biopsy of the treated lesion with one patient having been lost to follow-up following re-location. The six-month biopsy results demonstrated that 27% of patients (10/37) achieved a clinical response, defined in this trial as no detectable tumor on targeted biopsy of the treated lesion or a sufficient reduction to deem the lesion clinically-insignificant (cancer lesion of Gleason Score 6 (pattern 3+3) and a maximum cancer core length, or MCCL, of less than 6 millimeters).

We believe the safety and biopsy data from the first administration of topsalysin supports moving forward with a single Phase 3 registration trial using a single administration of topsalysin. We expect to obtain regulatory guidance on our design for a Phase 3 registration trial in the first half of 2019.

Another important objective for this Phase 2b clinical trial was to evaluate for the first time the safety of re-administering topsalysin, and to determine if additional clinical benefit could be observed, as assessed by targeted biopsy six months after a second administration of topsalysin. To be eligible to receive a second administration, patients must not have experienced any clinically-significant adverse events attributable to either topsalysin or the injection procedure. Additionally, patients must have demonstrated evidence of a response to the first treatment with topsalysin, either through a reduction in lesion size, Gleason pattern, or MCCL. No patients who had a complete ablation following the first dose received a second administration.

A review of the safety data from a total of eleven patients who received a second administration indicates that a second dose appears to be both safe and well-tolerated by patients. There were no adverse events considered related to topsalysin that were experienced by more than one patient following the second administration. The adverse events that were considered related to topsalysin were typically mild and resolved within two days. Importantly, no hypersensitivity reaction or other serious systemic reactions to topsalysin were observed. Urine function was preserved and there were no reports of sexual dysfunction related to topsalysin. As previously reported, one patient who received a second dose unfortunately experienced a serious adverse event of sudden cardiac death which, following a thorough review of medical records, serology results and autopsy findings, was considered unlikely related to topsalysin or the injection procedure by both the investigator and us.

Based on the review of the six-month biopsy results following the second administration of topsalysin, we have concluded that there appears to be no additional clinical benefit gained with a second administration as given in the Phase 2b trial. We are reviewing the decision to include a second administration of topsalysin in any future clinical studies.

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

 We are not currently planning on initiating additional clinical trials, including a potential registration trial in localized prostate cancer or a second Phase 3 trial in BPH, unless we obtain additional funding or secure a development partner to fund such new clinical trials. There can be no assurance that such funding or a development partner will be available on acceptable terms or at all. Further, we cannot currently estimate when the clinical development required to seek the regulatory approvals needed to commercialize topsalysin for the treatment of clinically significant localized prostate cancer or the treatment of the symptoms of BPH will be completed.

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

Topsalysin Mechanism of Action

Background on Clinically Significant Localized Prostate Cancer

Prostate cancer is the second most common form of cancer in men in the United States. According to the National Cancer Institute, there were approximately 165,000 new cases of prostate cancer in the United States identified in 2018 with approximately 78% of patients diagnosed with localized disease (disease that has not progressed beyond the confines of the prostate). In the United States, approximately 29,000 were expected to die from prostate cancer in 2018.

Prostate cancer grows very slowly and research has shown that, in many cases, patients with early low risk localized disease have a low likelihood of the cancer spreading beyond the confines of the prostate. These patients may elect to undergo active surveillance, which does not offer any therapeutic benefit but means that their doctor will continue to monitor the patient (typically PSA levels, digital rectal exams and periodic or as indicated biopsies) for any progression of disease. The information collected by the doctor during active surveillance is used to determine if a patient can remain in active surveillance or should undergo treatment. The complex psychological impact that results from a cancer diagnosis is demonstrated by a significant proportion of men (about 10% in most studies) electing to undergo treatment, even though they have had no evidence of biochemical or histopathological progression of their disease during active surveillance.

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

Clinical Overview

To date, we have completed nine clinical trials of topsalysin. Five of our completed clinical trials were for the treatment of the symptoms of BPH and four were for the treatment of prostate cancer. In the nine completed clinical trials a total of 365 patients with moderate to severe BPH and 86 patients with prostate cancer have been treated with topsalysin for a combined topsalysin exposure of 451 patients.

We have completed two clinical trials for the targeted focal treatment of localized low to intermediate risk prostate cancer. A single administration of topsalysin continues to appear safe and well-tolerated by patients. Adverse events considered related to topsalysin were typically mild and typically occurred and resolved within a day of administration. In addition, urine function was preserved, there was no sexual dysfunction, no hypersensitivity reactions or other serious systemic reactions considered related to topsalysin after a single administration.

A single administration of topsalysin has also demonstrated an ability to ablate tumor cells as observed on targeted biopsy six months after the targeted treatment of a pre-identified lesion in a patient population with clinically significant localized prostate cancer.

In our Phase 2b clinical trial for the treatment of localized prostate cancer, a review of the safety data from a total of eleven patients who received a second administration indicated that a second dose appears to be both safe and well-tolerated by patients. Based on the review of the six-month biopsy results following the second administration of topsalysin, we have concluded that there appears to be no additional clinical benefit gained with a second administration as given in this Phase 2b trial.

In addition to the two trials in which topsalysin was administered as a targeted focal therapy in patients with low to intermediate risk localized prostate cancer, the Company had previously completed two clinical trials of topsalysin in a different patient population, as a treatment for locally recurrent prostate cancer. The patients in these two small open-label studies were patients who had previously undergone radiation for the treatment of their prostate cancer and showed signs of disease recurrence evidenced by rising levels of PSA. The results from these clinical trials demonstrated that topsalysin was well-tolerated and showed early signs of therapeutic activity following a single intraprostatic treatment.

All of the completed clinical trials of topsalysin for the treatment of the symptoms of BPH have shown clinically meaningful, sustained efficacy with regard to improvement in LUTS, as measured by IPSS and Qmax, the standard measures of the treatment of LUTS for BPH. Topsalysin has been well-tolerated in all completed BPH clinical trials to date. Adverse events in our completed BPH clinical trials were typically mild and transient in nature, limited to local discomfort and irritative urinary symptoms that generally occurred on the same day as topsalysin injection. There have been no drug-related sexual or cardiovascular side effects reported.

Seven clinical trials for topsalysin (four prostate cancer trials and three BPH trials) used the transperineal route of administration for the intraprostatic injection and the two most recent clinical trials in BPH, including our completed PLUS-1 trial, used the transrectal route. The transrectal route appears to be as well tolerated as the transperineal route.

Clinical Development of Topsalysin

Our clinical program for topsalysin is summarized below.

 Completed Clinical Development in Prostate Cancer

CLINICAL TRIAL	STATUS	TRIAL DESIGN
PRX302-2-08 Phase 2b Dose Confirmation and Delivery Optimization Trial	Completed

Phase 2b open-label 6 to 12 month trial with topsalysin in patients who have histologically proven, clinically significant localized prostate cancer to confirm the dose and optimize the delivery of a single and potentially a second transperineal intraprostatic treatment of topsalysin

Number of patients: 38

Dosing: Varied based upon prostate volume and size of the lesion to be injected, up to 12 ug/gram of prostate and 1,000 ug/gram of lesion

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

Volume: Fixed at 10% of prostate volume

Plans for Future Clinical Development in Localized Prostate Cancer

CLINICAL TRIAL	STATUS	TRIAL DESIGN
Phase 3	Initiation dependent upon regulatory guidance and receipt of funding to run the study

To be confirmed following regulatory input:

Dosing: Varied based upon prostate volume and size of the lesion to be injected up to 1,000 ug/gram of lesion, but the dose will not exceed 12 ug/gram of prostate

Clinical Development in Localized Prostate Cancer

 Phase 2b Open-Label Clinical Trial in Localized Prostate Cancer

The primary objective of this trial was to evaluate the safety and tolerability of a single, and if applicable, a second administration of topsalysin, when used to focally ablate a histologically-proven, clinically significant lesion in patients with low-to-intermediate localized prostate cancer.

In the Phase 2b clinical trial, 38 patients with pre-identified, localized prostate cancer received a single administration of topsalysin at eight clinical trial sites in the United Kingdom and United States. Six months after administration, patients received a follow-up targeted biopsy of the treated lesion. Six-month follow-up biopsies have been undertaken and evaluated from 37 of 38 patients treated with a single administration of topsalysin, with one patient having been lost to follow-up following re-location.

Final Safety and Biopsy Results from a Single Administration of Topsalysin:

To date, a single administration of topsalysin continues to appear safe and well tolerated by patients with no new safety signals. No hypersensitivity reactions or other serious systemic reactions to study medication were observed after a single administration. Analysis of the safety data from all 38 patients receiving a single administration of topsalysin indicate the following adverse events occurred in more than one patient and were considered related to topsalysin: dysuria (3 patients), urinary retention (3 patients), proctalgia (2 patients), perineal pain (2 patients), nocturia (2 patients), micturition urgency (2 patients) and strangury (2 patients). Topsalysin related adverse events were typically considered mild and typically resolved within one day. One event of micturition urgency was considered severe and resolved the same day, two events were considered moderate in severity, one event of perineal pain which resolved within a day and one event of urinary retention was considered moderate and the event was considered resolved after the patient underwent a transurethral resection of the prostate. One event of stranguary considered related to topsalysin and mild was reported as a serious adverse event (SAE) because the patient was hospitalized overnight for monitoring as was the practice at the site in the UK where the patient had been treated. The event of stranguary resolved the next day and the patient was released from the hospital.

A secondary objective of this trial was to evaluate the efficacy of a single administration of topsalysin to selectively target and focally ablate a pre-identified lesion.

A single administration of topsalysin continues to demonstrate an ability to ablate targeted prostate cancer cells. The final six-month biopsy results from 37 patients on whom biopsy data were available indicate that, 27% of patients (10/37) achieved a clinical response, defined in this trial as no detectable tumor on targeted biopsy of the treated lesion or a sufficient reduction to deem the lesion clinically-insignificant (cancer lesion of Gleason Score 6 (pattern 3+3) and a maximum cancer core length, or MCCL, of less than 6 millimeters). This compares favorably to 17% of patients (3/18) moving to clinically insignificant disease in the previously completed Phase 2a proof of concept localized prostate cancer clinical trial. Of the 10 clinical responders in the Phase 2b trial, six patients experienced a complete ablation with no histological evidence of the targeted tumor remaining.

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

We believe the safety and biopsy data from the first administration of topsalysin supports moving forward into potential registration trials. We have begun planning for a Phase 3 clinical trial for topsalysin for the treatment of clinically significant intermediate risk localized prostate cancer and initiation of this clinical trial is subject to receiving additional financing or securing a development partner. We expect to obtain formal regulatory guidance on a design for a Phase 3 registration trial in the first half of 2019.

Results from the Second Administration of Topsalysin

Another important objective for this Phase 2b clinical trial was to evaluate for the first time, the safety of re-administering topsalysin, and to determine if additional clinical benefit could be observed as assessed by targeted biopsy six months after a second -administration of topsalysin. To be eligible to receive a second administration, patients must not have experienced any clinically-significant adverse events attributable to either topsalysin or the injection procedure. Additionally, patients must have demonstrated evidence of a response to the first treatment with topsalysin, either through a reduction in lesion size, Gleason pattern, or MCCL. No patients who had a complete ablation following the first dose received a second administration.

A review of the safety data from the eleven patients who received a second administration indicates that a second dose appears to be both safe and well-tolerated by patients. There were no adverse events considered related to topsalysin that were experienced by more than one patient following the second administration. The adverse events that were considered related to topsalysin were typically mild and resolved within two days. Importantly, no hypersensitivity reaction or other serious systemic reactions to topsalysin were observed. Urine function was preserved and there were no reports of sexual dysfunction related to topsalysin. As previously reported, one patient who received a second dose unfortunately experienced a serious adverse event of sudden cardiac death which, following a thorough review of medical records, serology results and autopsy findings, was considered unlikely related to topsalysin or the injection procedure by both the investigator and Company. There was one event of post procedure perineal pain that was reported as mild and related to topsalysin that was considered a SAE as the patient was administered morphine and admitted to the hospital overnight for observation, as is the practice at the UK site after administering morphine. The event resolved the next morning and the patient was discharged home.

Based on review of the six-month biopsy results following the second administration of topsalysin, we have concluded that there appears to be no additional clinical benefit gained with a second administration as given in this Phase 2b trial. We are reviewing the decision to include a second administration of topsalysin in any future clinical studies.

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

Phase 2 Open-Label Clinical Trial in Locally Recurrent Prostate Cancer

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

Phase 1 Open-Label Clinical Trial in Locally Recurrent Prostate Cancer

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

Plans for Future Clinical Development in Localized Prostate Cancer

We believe the safety and biopsy data from the first administration of topsalysin supports moving forward with a single Phase 3 registration trial design using a single administration of topsalysin. We expect to obtain formal regulatory guidance on our design for a Phase 3 registration trial in the first half of 2019.

We are currently not planning on pursuing a Phase 3 registration trial in localized prostate cancer, unless we secure a development partner to fund such new clinical trial or obtain other financing. There can be no assurance that such funding or a development partner will be available on acceptable terms or at all. For that reason, we cannot currently estimate when the clinical development required to seek the regulatory approvals needed to commercialize topsalysin for the treatment of clinically significant localized prostate cancer will be completed.

Clinical Development in BPH

CLINICAL TRIAL	STATUS	TRIAL DESIGN
PLUS-1 Phase 3 Trial #1	Completed

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

Open-label, safety, dose-escalation clinical trial of a single transperineal intraprostatic treatment of topsalysin

15 patients

Dosing: 0.025µg/g of prostate, 0.072µg/g of prostate, 0.25µg/g of prostate, 0.35µg/g of prostate

Volume: 1.5 to 2.0 mL

Plans for Future Clinical Development in BPH

CLINICAL TRIAL	STATUS	TRIAL DESIGN
Phase 3 Trial #2	Planned but initiation dependent upon receipt of funding to run the study	Prospective, randomized, double-blind, placebo-controlled clinical trial of a single transrectal intraprostatic treatment of topsalysin Dosing: 0.6µg/g Volume: 20% of prostate volume

Open-Label Safety Study Phase 3	Planned but initiation dependent upon receipt of funding to run the study	Safety of repeat dose and long-term safety of transrectal intraprostatic treatment of topsalysin Approximately 100 patients Dosing: 0.6µg/g Volume: 20% of prostate volume

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

In order to seek regulatory approval for topsalysin for the treatment of the symptoms of BPH, we would be required to conduct a second Phase 3 clinical trial and we do not expect to commence any additional Phase 3 clinical trials unless we obtain the funding or secure a development partner to fund such trial.

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

Competition

In the treatment of clinically significant localized prostate cancer we expect that topsalysin will compete with radical treatments such as prostatectomy and radiation as well as a number of other targeted focal therapies which are gaining traction such as brachytherapy, high-intensity focused ultrasound, cryotherapy, laser ablation, radiofrequency ablation and photodynamic therapy (padeliporfin di-potassium).

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

In 2017, padeliporfin was approved by the EMA for the treatment of low risk prostate cancer which is defined as prostate cancer with a Gleason score equal to or less than 6 and a maximum cancer core length of less than 5 millimeters. In January 2018, Nymox Pharmaceuticals, or Nymox, announced top-line five year clinical trial biopsy data from the intraprostatic administration of its investigational therapy NX-1207 (fexapotide triflutate) in patients with low grade localized (T1c) prostate cancer.

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

In addition, there are other treatments that are currently in clinical development for the treatment of the symptoms of BPH. In late 2016, Procept BioRobotics announced the completion of enrollment with 184 patients in a global Phase 3 clinical trial to evaluate the AquaBeam System, a waterjet ablation therapy for endoscopic resection of prostate tissue. Light Sciences Oncology Inc.’s AptocineTM is currently in Phase 2 clinical trials. Nymox has announced that it plans to submit a New Drug Application for Fexapotide Triflutate for the treatment of BPH in the United States.

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

Manufacturing

We neither currently possess nor do we plan to develop our own manufacturing capabilities. All of our manufacturing is, and will be, outsourced to third parties with oversight by our internal managers. In 2012, we entered into a manufacturing and supply agreement with Boehringer Ingelheim RCV GmbH & Co KG, or BI, to manufacture topsalysin. The manufacture of topsalysin drug substance starts with a vial of the working cell bank of Aeromonas salmonicida bacteria which is then processed through four consecutive stages involving: batch fermentation and harvest, purification using immobilized metal affinity chromatography, purification using an ionic exchange chromatography and bulk formulation of topsalysin drug substance. The entire manufacturing process takes approximately two weeks. There has been a successful scale-up up to the commercial batch size for drug substance. We recently completed the successful manufacture of a batch of drug substance which provided sufficient clinical material to complete a potential registration study for the treatment of localized prostate cancer.

The finalization of the commercial fill finish process, for the production of drug product is still underway but we have recently completed a project which optimized our current drug product formulation for topsalysin. We have selected Vetter Pharma International GmBH, or Vetter, to work on the completion of the specifications for the fill finish process for the production of reformulated topsalysin drug product and to supply clinical trial drug product material. We are currently in the process of negotiating a long-term contract with Vetter. Vetter has recently completed a successful engineering campaign and we expect Vetter to complete a GMP fill finish of our new drug product formulation before the end of the first half of 2019.  We expect that this fill finish campaign will provide sufficient clinical material for us to complete a potential registration study for the treatment of localized prostate cancer. Although topsalysin is manufactured from readily available materials using standard pharmaceutical methods and equipment, the process of transferring the technology to manufacture our new drug product may lead to significant delays and increase our costs. We will also need to demonstrate that our new drug product formulation is comparable to our prior drug product formulation. Any delay in the technology transfer to Vetter or completion of fill finish for our future clinical trial supply would result in future delays in our ability to commence additional clinical trials.

Our prior drug product formulation required that we procured an ingredient from a multinational industrial biotech company which was a single source supplier.  Our new drug product formulation does not use this sole sourced ingredient.

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

Patents and patent applications covering topsalysin which we license or own are covered by issued patents and patent applications under the following five patent families:

●	Proaerolysin Containing Protease Activation Sequences and Methods of Use for Treatment of Prostate Cancer (exclusively licensed);

●	Method of Treating or Preventing Benign Prostatic Hyperplasia (BPH) Using Modified Pore-Forming Proteins (exclusively licensed);

●	Method for Treating Prostatitis Utilizing Modified Pore-Forming Protein Proaerolysin (exclusively licensed);

●	Targeted Focal Treatment for Localized Prostate Cancer (owned by us); and

●	Methods of Treatment of Prostate Cancer and Lower Urinary Tract Symptoms (owned by us).

We own or have exclusively licensed seven issued United States patents related to our prostate program: US 7,282,476 (prostate cancer) expiring in 2023, US 7,745,395 (prostate cancer) expiring in 2023, US 7,838,266 (prostate cancer) expiring in 2022, US 8,278,279 (prostatitis) expiring in 2029, US 8,901,070 (prostatitis) expiring in 2029, US 8,916,161 (BPH) expiring in 2031, and US 9,950,029 (BPH) expiring in 2031, as well as nine issued patents in countries including Australia, China, the European Patent Office (including 16 validation states), Canada, India, Japan, Hong Kong, and South Africa expiring in 2022, ten patents in the European Patent Office (including 13 validation states), Canada, Japan, Korea, China, Australia, New Zealand, Israel, Singapore, and South Africa expiring in 2026, and additional pending U.S. and/or foreign patent applications in Australia, Canada, China, the European Patent Office, and Japan, variously set to expire in 2029 or 2037. This portfolio includes issued United States patents that cover the composition of topsalysin and methods of using topsalysin to treat prostatitis, prostate cancer, and symptoms of BPH. This portfolio includes two issued Chinese patents. To date, we have not sought to enforce any issued patents in China. We cannot give any assurances that we will be able to enforce our patents in China to the same degree that we could in the United States.

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

Post-Approval Requirements

Any biologic products for which we or our collaborators receive FDA approvals are subject to continuing regulation by the FDA, including, among other things, record-keeping requirements, reporting of adverse experiences with the product, providing the FDA with updated safety and efficacy information, product sampling and distribution requirements, complying with certain electronic records and signature requirements and complying with FDA promotion and advertising requirements, which include, among others, restrictions on direct-to-consumer advertising, promoting biologics for uses or in patient populations that are not described in the product’s approved labeling (known as “off-label use”), industry-sponsored scientific and educational activities, and promotional activities involving the internet. The FDA closely regulates the post-approval marketing and promotion of biologics, and although physicians may prescribe legally available drugs for off-label uses, manufacturers may not market or promote such off-label uses. However, companies may share truthful and not misleading information that is otherwise consistent with the product’s FDA approved labeling. Failure to comply with these or other FDA requirements can subject a manufacturer to possible legal or regulatory action, such as warning letters, suspension of manufacturing, seizure of product, injunctive action, mandated corrective advertising or communications with healthcare professionals, possible civil or criminal penalties, or other negative consequences, including adverse publicity.

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

U.S. Federal and State Health Regulation Laws

In addition to FDA restrictions on marketing of pharmaceutical products, several other types of state and federal laws have been applied to restrict certain marketing practices in the biopharmaceutical industry in recent years. These laws include anti-kickback statutes, false claims statutes, patient data privacy and security laws, and physician sunshine laws and regulations, many of which may become more applicable if our product candidates are approved and we begin commercialization.

The federal health care program anti-kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting, or receiving remuneration to induce or in return for purchasing, leasing, ordering, or arranging for the purchase, lease, or order of any health care item or service reimbursable under Medicare, Medicaid, or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, and formulary managers on the other. Although there are a number of statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution, the exceptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases, or recommendations may be subject to scrutiny if they do not satisfy the requirements of an exception or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability.

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

 The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created additional federal civil and criminal statutes that prohibit, among other things, executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, also imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information. We are also subject to state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

The Physician Payments Sunshine Act, and its implementing regulations, require certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually information related to certain payments or other transfers of value made or distributed to physicians and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, physicians and teaching hospitals and to report annually certain ownership and investment interests held by physicians and their immediate family members. Additional state laws require pharmaceutical companies to implement a comprehensive compliance program and/or limit expenditure for, or payments to, individual medical or health professionals, and require the reporting of information relating to drug pricing. Certain state and local laws also require the registration of pharmaceutical sales representatives.

Because of the breadth of these laws and the narrowness of the applicable exceptions and safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of such laws. If our operations are found to be in violation of any of the health regulatory laws described above or any other laws that apply to us, we may be subject to penalties, including potentially significant criminal, civil and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government healthcare programs, contractual damages, reputational harm, administrative burdens, integrity oversight and reporting obligations, diminished profits and future earnings, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

In the United States and foreign jurisdictions, there have been and continue to be a number of initiatives that seek to promote changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. For example, in March 2010 the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the PPACA, was enacted, which included measures to significantly change the way health care is financed by both governmental and private insurers. Among the provisions of the PPACA of greatest importance to the pharmaceutical and biotechnology industry are that it:

●

created an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;

●

created new requirements on certain manufacturers of drugs, devices, biological products and medical supplies to report annually certain financial arrangements, including reporting any “transfer of value” made or distributed to physicians and teaching hospitals and reporting annually certain ownership and investment interests held by physicians and their immediate family members;

●	created a new requirement to annually report drug samples that certain manufacturers and authorized distributors provide to physicians;

●	created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;

●	created a licensure framework for follow-on biological products;

●

increased the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program, extended manufacturers’ Medicaid rebate liability, expanded the eligibility criteria for people to participate in the Medicaid program, and  created a new Medicare Part D coverage gap discount program; and

●

established a Center for Medicare & Medicaid Innovation at the Centers for Medicare & Medicaid Services, or CMS, to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

 Since its enactment there have been judicial and Congressional challenges to certain aspects of the PPACA, and we expect there will be additional challenges and amendments to the PPACA in the future. On December 14, 2018, a Texas U.S. District Court Judge ruled that PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. While the Texas U.S. District Court Judge, as well as the Trump administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the PPACA will impact the PPACA.

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. For example, in August 2011, the President signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This included reductions to Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, following passage of the Bipartisan Budget Act of 2015, as well as other legislative amendments to the statute, will stay in effect through 2027 unless additional Congressional action is taken. Additionally, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals and imaging centers. Further, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. For example, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs.  For example, the Trump administration released a “Blueprint”, or plan, to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. On January 31, 2019, the U.S. Department of Health and Human Services, Office of Inspector General, proposed modifications to the federal health care program anti-kickback statute discount safe harbor for the purpose of reducing the cost of drug products to consumers which, among other things, if finalized, will affect discounts paid by manufacturers to Medicare Part D plans, Medicaid managed care organizations and pharmacy benefit managers working with these organizations. While some of these and other proposed measures may require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs.

We expect that additional federal and state healthcare reform measures will be adopted in the future, any of which could result in reduced demand for our products or other adverse effects.

Europe / Rest of World Government Regulation

In addition to regulations in the United States, we, and our collaborators, will be subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of our products. For example, the European Union, or EU, has established its own data security and privacy legal framework, including but not limited to Directive 95/46/EC, or the Data Protection Directive. The recently adopted European General Data Protection Regulation, or GDPR, contains new provisions specifically directed at the processing of health information, higher sanctions and extra-territoriality measures that are intended to bring non-EU companies under the data security and privacy legal framework specified in the regulation. We anticipate that over time we may expand our business operations to include operations in the EU, including potentially conducting preclinical and clinical trials. With such expansion, we would be subject to increased governmental regulation in the EU countries in which we might operate, including the GDPR.

Additionally, California recently enacted legislation that has been dubbed the first “GDPR-like” law in the United States. Known as the California Consumer Privacy Act, or CCPA, it creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. When it goes into effect on January 1, 2020, the CCPA will require covered companies to provide new disclosures to California consumers, provide such consumers new ways to opt-out of certain sales of personal information, and allow for a new cause of action for data breaches. Legislators have stated that amendments will be proposed to the CCPA before it goes into effect, but it remains unclear what, if any, modifications will be made to this legislation or how it will be interpreted. As currently written, the CCPA will likely impact (possibly significantly) our business activities and exemplifies the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data and protected health information.

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

Pharmaceutical Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any product candidate for which we obtain regulatory approval. In the United States and markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend in part on the availability of coverage and adequate reimbursement from third-party payors including government health administrative authorities, managed care providers, private health insurers and other organizations. A payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage for the drug product.

Patients who are prescribed medicine for the treatment of their conditions generally rely on third-party payors to reimburse all or part of the associated costs. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products. Therefore, successful commercialization of our product will depend in part on the availability of third-party payor coverage and adequate reimbursement for the cost of our products and/or payment to the physician for administering our product.

Employees

As of December 31, 2018, we had six full-time employees, two of whom have Ph.D. degrees. In addition, we had engaged nine part-time individual consultants to assist us with managing manufacturing vendors and contract research organizations, project management, legal and regulatory compliance. None of our employees are covered by collective bargaining agreements and we consider relations with our employees to be good.

Research and Development Expenses

Research and development expenses consist primarily of costs associated with the clinical development of topsalysin. Research and development expenses are the primary source of our expenses and totaled $10.7 million, $6.2 million and $3.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

Risks Related to Our Business and Industry

We will require significant funding to fund our operations, and there is substantial doubt about our ability to continue as a going concern.

This Annual Report on Form 10-K for the year ended December 31, 2018 includes disclosures regarding management’s assessment of our ability to continue as a going concern and a report from our independent registered public accounting firm that includes an explanatory paragraph regarding going concern, as our current liquidity position and recurring losses from operations since inception and negative cash flows from operating activities raise substantial doubt about our ability to continue as a going concern.

Our operations have consumed substantial amounts of cash since inception. Since inception, we have raised approximately $146 million from the sale of equity securities in private placements and public offerings, $28 million from the issuance of debt securities and $11 million from the exercise of common share purchase warrants. We will need to continue to spend substantial amounts to continue clinical development of topsalysin. At this point in time we are planning for a Phase 3 clinical trial of topsalysin for the treatment of patients with clinically significant localized prostate cancer subject to regulatory feedback from the U.S. Food and Drug Administration, or FDA, and other foreign regulatory authorities and obtaining additional financing or securing a development partner. We believe the safety and biopsy data from the first administration of topsalysin in our completed Phase 2b clinical trial support moving into a potential Phase 3 clinical trial. We will continue to evaluate whether future clinical development will include an option to administer a second dose of topsalysin as we evaluate the data from the 10 patients who received a second dose in our Phase 2b clinical trial. We are not planning on pursuing other clinical trials, including a second Phase 3 trial for the treatment of patients with benign prostatic hyperplasia, or BPH, unless we secure a development partner to fund such new clinical trials or obtain financing in excess of the financing required for our prostate cancer development program, which is our development priority. There can be no assurance that such funding or a development partner will be available on acceptable terms or at all.

We expect that our existing cash, cash equivalents and securities available-for-sale, together with interest thereon, will be sufficient to fund our operations through September 2019, assuming we do not conduct any new clinical trials. However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. Any new clinical development efforts and our ongoing operations will require significant funding.

We expect to finance future cash needs through public or private equity offerings, debt financings or strategic partnerships and alliances or licensing arrangements. We cannot be certain that additional funding will be available on acceptable terms, or at all. Furthermore, if there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all.  Subject to limited exceptions, our Loan and Security Agreement with Silicon Valley Bank, or SVB, prohibits us from incurring indebtedness without the prior written consent of SVB. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us we will need to significantly delay, scale back or discontinue the development or commercialization of topsalysin.  We could also be required to seek collaborators for our product candidate on terms that are less favorable than might otherwise be available, relinquish or license on unfavorable terms our rights to our technology or product candidate that we otherwise would seek to develop or commercialize ourselves, significantly reduce expenses, sell assets (potentially at a loss), cease operations altogether, pursue an acquisition of our company at a price that may result in up to a total loss on investment for our shareholders, file for bankruptcy or seek other protection from creditors, or liquidate all of our assets. In addition, if we default under the Loan and Security Agreement with SVB, SVB could foreclose on substantially all of our assets.

Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common shares to decline.

We are a development stage company with no approved products and no revenue from commercialization of any products.

We have not completed the development of any product candidates and, accordingly, have not begun to commercialize, or generate any product revenues from any product candidate. Topsalysin requires significant additional clinical testing and investment prior to seeking marketing approval for either the treatment of localized prostate cancer or the treatment of the symptoms of BPH. On November 10, 2015, we announced final results from our Phase 3 "PLUS-1" study of topsalysin as a treatment for lower urinary tract symptoms of BPH. However, in order to seek regulatory approval for the treatment of the symptoms of BPH, we would be required to conduct a second Phase 3 clinical trial in this indication. At this point in time we have no immediate plans to conduct a second Phase 3 trial in BPH unless we secure a development partner to fund such new clinical trials or obtain financing in excess of the financing required for our prostate cancer development program, which is our development priority.

We are planning a Phase 3 clinical trial of topsalysin for the treatment of patients with clinically significant localized prostate cancer. We will continue to evaluate whether future clinical development will include an option to administer a second dose as we evaluate the safety and biopsy data from the patients who elected to receive a second dose. There have been limited development efforts for a targeted focal therapeutic for patients with clinically significant localized prostate cancer and, therefore, there is significant uncertainty regarding the Phase 3 clinical trial design, including primary endpoint(s), that will be required by the FD, or any foreign regulatory authority. We have had and will continue to have informal discussions with foreign regulatory authorities in Europe where there is more regulatory experience with targeted focal therapy for patients with localized prostate cancer, in order to help inform future clinical trial design. While we believe that we may be able to seek regulatory approval for topsalysin for the treatment of clinically significant localized prostate cancer with one successful Phase 3 clinical trial, we have not discussed late-stage clinical development in this indication with the FDA. The regulatory authorities may ultimately disagree with our assessment of the design, scope and number of clinical trials or other studies before we can submit for regulatory approval. To mitigate these uncertainties, we plan to conduct formal discussions with the FDA and the European Medicines Agency, or EMA. The outcome of these discussions may change our assessment of required clinical trials and our development plans. Any delay in the finalization of the design of a Phase 3 clinical study would delay our development of topsalysin for the treatment of localized prostate cancer.

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

 Undesirable side effects caused by topsalysin could cause us or regulatory authorities to interrupt, delay, suspend or terminate clinical trials and could result in a more restrictive label or the delay or denial of marketing approval by the FDA or other regulatory authorities. This, in turn, could limit or prevent us from commercializing topsalysin and generating revenues from its sale. The most common adverse events observed in patients who received topsalysin in our initial Phase 3 clinical trial for the treatment of lower urinary tract symptoms of BPH that were potentially attributable to topsalysin included painful urination, the presence of red blood cells in urine, frequent urination and urinary urgency, fever, and perineal pain. Each of the foregoing adverse events occurred in greater than 5% of the topsalysin population. Further, the incidence of serious AEs, or SAEs, was similar in patients treated with topsalysin and vehicle. There were two SAEs assessed by the investigator as at least possibly related to treatment for topsalysin and one such SAE for vehicle. The topsalysin-related SAEs were moderate events of “acute non-infectious prostatitis” and “fever following prostate procedure” not unexpected manifestations of the intraprostatic cellular destruction and resultant inflammation integral to the topsalysin mechanism of action. The vehicle-related SAE was a mild event of “urinary tract infection.” Although the SAEs were moderate and not unexpected, they may not be fully indicative of the adverse events that would be encountered in commercial use or in larger trials. In our completed Phase 2b localized prostate cancer trial a single administration of topsalysin continues to appear safe and well tolerated by patients. No hypersensitivity reactions or other serious systemic reactions to topsalysin were observed after a single administration. Adverse events considered related to topsalysin and occurring in more than one patient were: dysuria (3 patients), urinary retention (3 patients), proctalgia (2 patients), perineal pain (2 patients), nocturia (2 patients), micturition urgency (2 patients) and strangury (2 patients). All adverse events were considered mild and typically resolved within the same day. One event of micturition urgency was considered severe and resolved the same day, two events were considered moderate in severity, one event of perineal pain which resolved within a day and one event of urinary retention was considered moderate and the event was considered resolved after the patient underwent a transurethral resection of the prostate. One of the topsalysin related mild events of stranguary was reported as a serious adverse event (SAE) because the patient was hospitalized overnight for monitoring as was the practice at the site in the UK where the patient had been treated. The event of stranguary resolved the next day and the patient was released from the hospital.

In August 2018, we announced that we had completed an investigation into the death of a patient in the Phase 2b trial for the treatment of localized prostate cancer. It was concluded that the patient death was unlikely to be related to either topsalysin or the injection procedure. On December 17, 2018, we announced the interim safety and tolerability results from the 10 patients who received a second administration of topsalysin from our completed Phase 2b localized prostate cancer trial. A second administration of topsalysin appears to be both safe and well-tolerated by patients. There were no adverse events considered related to topsalysin that were experienced by more than one patient following the second administration. The adverse events that were considered related to topsalysin were typically mild and resolved within two days. Importantly, no hypersensitivity reaction or other serious systemic reactions to topsalysin were observed. Urine function was preserved and there were no reports of sexual dysfunction related to topsalysin.

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

We have entered into an agreement with Boehringer Ingelheim RCV GmbH & Co KG, or BI, to manufacture topsalysin drug substance. We have completed scale-up up to the commercial batch size for topsalysin drug substance, but the finalization of the commercial fill finish process for the production of drug product is still underway. In addition, we recently completed a project to optimize the formulation of topsalysin drug product. We have incurred and will continue to incur significant costs to ensure that the new drug product formulation is comparable with our previous drug product formulation. There is no guarantee that the new drug product formulation will obtain the same clinical results as our old drug formulation.

We have selected Vetter Pharma International GmBH to work on the completion of the specifications for the fill finish process for the production of reformulated topsalysin drug product and to supply clinical trial drug product material. We are currently in the process of negotiating a long-term contract with Vetter. We have, and we will continue to incur significant costs in connection with the technology transfer and manufacturer of clinical drug supplies. Our purchase orders under our manufacturing contracts either cannot be cancelled or can only be cancelled with the payment of financial penalties. Any delay in the technology transfer to Vetter or completion of fill finish for our future clinical trial supply would result in future delays in our ability to commence additional clinical trials.

BI historically procured an ingredient used in our former diluent formulation for use with topsalysin drug product from a multinational industrial biotech company which is a single source supplier, on a purchase order basis. Our new drug product formulation does not use this single source provider ingredient in the diluent formulation. If we are required to revert back to our old drug product formulation and if our single source provider is unable to or decides to no longer supply BI or us with an ingredient for the diluent, we could experience delays in obtaining product for clinical trials until we procured another source or until we reformulate the product and we may be required to contract with another source in order to assure adequate commercial supply.

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

Although we have completed the first of two required Phase 3 clinical trials of topsalysin for the treatment for the lower urinary tract symptoms of BPH and completed a Phase 2b open-label clinical trial for the treatment of localized low to intermediate risk prostate cancer, we do not know whether or when we will be able to fund any additional clinical trials for either the treatment of clinically significant localized prostate cancer or the treatment of the symptoms of BPH, or if any future trials will be completed on time, or at all.

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

 Any delays in the commencement or completion of our clinical trials will delay our timeline to obtain regulatory approval for our product candidate. In addition, many of the factors that cause, or lead to, a delay in the commencement of clinical trials may also ultimately lead to the denial of regulatory approval for a product candidate. We do not expect to commence enrollment of our second required Phase 3 clinical trial for the treatment of the lower urinary tract symptoms of BPH unless we secure a development partner to fund such clinical trial or we obtain financing in excess of the financing required for our localized prostate cancer development program, which is our development priority.

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

We have relied upon and expect to rely upon multiple CROs to conduct and oversee any future clinical trials for topsalysin. If any of our CROs does not meet our deadlines or otherwise conduct the trials as required or if any CRO experiences regulatory compliance issues we may not be able to obtain regulatory approval for or commercialize our product candidate when expected or at all.

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

Kissei retains the rights to develop and commercialize topsalysin in Japan for the treatment of the symptoms of BPH, prostate cancer, prostatitis or other diseases of the prostate. If serious adverse events occur during any clinical trials Kissei decides to conduct with respect to topsalysin, the FDA and other regulatory authorities may delay, limit or deny approval of topsalysin or require us to conduct additional clinical trials as a condition to marketing approval, which would increase our costs. If we receive FDA approval for topsalysin and a new and serious safety issue is identified in connection with clinical trials conducted by Kissei, the FDA and other regulatory authorities may withdraw their approval of the product or otherwise restrict our ability to market and sell our product. In addition, treating physicians may be less willing to administer our product due to concerns over such adverse events, which would limit our ability to commercialize topsalysin. Kissei is not currently conducting any clinical trials with topsalysin for the treatment of BPH, prostate cancer, prostatitis or other diseases of the prostate.

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

We expect that topsalysin will compete with the current treatment options for the symptoms of BPH, which include oral drug therapy and surgery. Oral drug therapies include (a) alpha-blockers, such as tamsulosin (marketed under various trade names by numerous companies, including as Flomax® by Astellas Pharma), alfuzosin (marketed in the United States by Sanofi as Uroxatral®), doxazosin (marketed by Pfizer as Cardura® and Cardura® XL) and silodosin (marketed by Watson Pharmaceuticals as Rapaflo® in the United States), (b) 5-alpha reductase inhibitors, such as dutasteride (marketed by GlaxoSmithKline plc as Avodart®) and finasteride (marketed by Merck & Co., Inc. as Proscar®), (c) combinations of a-blockers and 5-alpha reductase inhibitors such as tamsulosin and dutasteride (marketed by GSK as Jalyn®) and (d) tadalafil (marketed as Cialis® by Eli Lilly), a PDE5 inhibitor. Several minimally invasive surgical therapies, or MIST, are available, including transurethral microwave thermotherapy, or TUMT, transurethral needle ablation, or TUNA, photo-selective vaporization of prostate, holmium laser enucleation of the prostate, transurethral electrovaporization of the prostate, interstitial laser coagulation, and the UroLift® system (marketed by NeoTract, Inc.), which is an implant delivered into the body via a small needle and designed to hold prostate tissue out of the way of the blocked urethra.. Surgery for BPH treatment is usually considered in patients who fail drug therapy as a result of side effects or inadequate relief of symptoms, have refractory urinary retention, or have recurrent urinary tract infections. Alternatively, surgery may be the initial treatment in patients with severe urinary symptoms. Surgical procedures for BPH include transurethral resection of the prostate, as well as other procedures such as transurethral incision of the prostate and transurethral vaporization of the prostate. Nymox Pharmaceuticals announced that it plans to submit a New Drug Application for Fexapotide Triflutate for the treatment of BPH in the United States. In December 2017, Procept BioRobotics received FDA clearance for its AquaBeam System, a waterjet ablation therapy for endoscopic resection of prostate tissue. In addition, there are other treatments that are currently in clinical development for the treatment of the symptoms of BPH. Light Sciences Oncology Inc.’s talaporfin sodium is currently in Phase 2 clinical trials.

The availability and price of our competitors’ products and procedures could limit the demand, and the price we are able to charge, for topsalysin. Further, our lack of data on long term disease progression 5 to 10 years following administration of topsalysin in order to demonstrate that our product is comparable to more radical therapies such as prostatectomy and/or radiation could limit demand for topsalysin for focal treatment of localized prostate cancer. We will not successfully execute on our business objectives if the market acceptance of topsalysin is inhibited by price competition, if physicians are reluctant to switch from existing products or procedures to topsalysin or if physicians switch to other new products or surgeries or choose to reserve topsalysin for use in limited patient populations. In addition, established pharmaceutical companies may invest heavily to accelerate discovery and development of novel compounds or to in-license and develop novel compounds that could make topsalysin obsolete.

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

Any regulatory approvals that we obtain for our product candidate may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including post-marketing studies and clinical trials and surveillance to monitor the safety and efficacy of the product candidate. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs for marketed drugs and drugs used in clinical trials and GCPs for any clinical trials that we conduct post-approval. In addition, if the FDA or a comparable foreign regulatory authority, like the EMA, approves a product candidate, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export, tracking and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. For example, the FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

Moreover, the federal Drug Supply Chain Security Act, imposes obligations on manufacturers of pharmaceutical products, among others, related to product tracking and tracing. Among the requirements of this federal legislation, manufacturers are required to provide certain information regarding the drug product to individuals and entities to which product ownership is transferred, label drug product with a product identifier, and keep certain records regarding the drug product. Further, manufacturers have drug product investigation, quarantine, disposition, and notification responsibilities related to counterfeit, diverted, stolen, and intentionally adulterated products, as well as products that are the subject of fraudulent transactions or which are otherwise unfit for distribution such that they would be reasonably likely to result in serious health consequences or death.

If we fail to comply with health care laws, we could face substantial penalties and our business, operations and financial condition could be adversely affected.

Even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, certain federal and state healthcare laws and regulations, including those pertaining to fraud and abuse and patients’ rights, are and will be applicable to our business. We could be subject to healthcare regulation by both the federal government and the states in which we conduct our business. The federal and state health care laws and regulations that may affect our ability to operate include, without limitation: anti-kickback statutes, false claims statutes, patient data privacy and security laws, and physician sunshine laws and regulations, many of which may become more applicable if our product candidates are approved and we begin commercialization. If our operations are found to be in violation of any of these laws or regulations, we may be subject to significant penalties, including administrative, civil and criminal penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in federal healthcare programs, and additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, as well as contractual damages, reputational harm, diminished profits and future earnings, and the curtailment or restructuring of our operations. Any such penalties could adversely affect our ability to operate our business and our financial results. Any action against us for violation of these laws and regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with these laws and regulations may prove costly.

We will need to increase the size of our organization and the scope of our outside vendor relationships, and we may experience difficulties in managing growth.

As of December 31, 2018, we had six full-time employees. In addition, we had engaged nine part-time individual consultants to assist us with managing manufacturing vendors and CROs, project management, legal and regulatory compliance. We will need to expand our managerial, operational, financial and other resources in order to manage our future operations and clinical trials, continue our research and development activities, and commercialize our product candidate. Our management and scientific personnel, systems and facilities currently in place may not be adequate to support our future growth. Our need to effectively manage our operations, growth and various projects requires that we:

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

Market acceptance and sales of topsalysin will depend in large part on global coverage and reimbursement policies and may be affected by future healthcare reform measures, both in the United States and other key international markets. Patients who are prescribed medicine for the treatment of their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products. Therefore, successful commercialization of our product will depend in part on the availability of governmental and third-party payor reimbursement for the cost of topsalysin and/or payment to the physician for administering topsalysin. In the United States, no uniform policy of coverage and reimbursement for drug products exists among third-party payors. Therefore, coverage and reimbursement for drug products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained. One third-party payor’s decision to cover a particular medical product or service does not assure that other payors will also provide coverage for the medical product or service, or to provide coverage at an adequate reimbursement rate. As a result, the coverage determination process will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that adequate coverage and reimbursement will be obtained. Further, a third-party payor’s decision to provide coverage for a medical product or service does not imply that an adequate reimbursement rate will be approved. The market for our product candidates will depend significantly on access to third-party payors’ formularies or lists of treatments for which third-party payors provide coverage and reimbursement.

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the PPACA, became law in the United States. PPACA substantially changed the way healthcare is financed by both governmental and private insurers and significantly affected the pharmaceutical industry. Among the provisions of the PPACA of greatest importance to the pharmaceutical industry are that it: (i) created an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs; (ii)  increased the rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13% of the average manufacturer price for branded and generic drugs, respectively; (iii) created a new Medicare Part D coverage gap discount program, in which manufacturers must now agree to offer 70% point-of-sale discounts to negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; (iv) extended of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations; (v) expanded eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals with income at or below 133% of the Federal Poverty Level, thereby potentially increasing manufacturers’ Medicaid rebate liability; (vi) expanded the entities eligible for discounts under the Public Health Service pharmaceutical pricing program; (vii) expanded health care fraud and abuse laws, including the federal civil False Claims Act and the federal healthcare anti-kickback statute, new government investigative powers, and enhanced penalties for noncompliance; and (viii) created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

Since its enactment there have been judicial and Congressional challenges to certain aspects of the PPACA, as well as efforts by the Trump administration to repeal or replace certain aspects of the PPACA. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the PPACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the PPACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or Tax Act, included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. On January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain PPACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the PPACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. In July 2018, the Centers for Medicare & Medicaid Services, or CMS, published a final rule permitting further collections and payments to and from certain PPACA qualified health plans and health insurance issuers under the PPACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a Texas U.S. District Court Judge ruled that the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. While the Texas U.S. District Court Judge, as well as the Trump administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the PPACA will impact the PPACA and our business. Congress may consider other legislation to replace elements of the PPACA.

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

Further, recently there has been heightened governmental scrutiny in the United States over the manner in which drug manufacturers set prices for their marketed products, in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, the Trump administration released a “Blueprint”, or plan, to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. On January 31, 2019, the U.S. Department of Health and Human Services, Office of Inspector General, proposed modifications to the federal health care program anti-kickback statute discount safe harbor for the purpose of reducing the cost of drug products to consumers which, among other things, if finalized, will affect discounts paid by manufacturers to Medicare Part D plans, Medicaid managed care organizations and pharmacy benefit managers working with these organizations. While some of these and other proposed measures may require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We expect that additional federal and state healthcare reform measures will be adopted in the future, any of which could result in reduced demand for our products or other adverse effects on our business.

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

We are dependent on information technology systems, infrastructure and data, which exposes us to data security risks.

We are dependent upon our own or third-party information technology systems, infrastructure and data, including mobile technologies, to operate our business. The multitude and complexity of our computer systems may make them vulnerable to service interruption or destruction, disruption of data integrity, malicious intrusion, or random attacks. Likewise, data privacy or security incidents or breaches by employees or others may pose a risk that sensitive data, including our intellectual property, trade secrets or personal information of our employees, patients, customers or other business partners may be exposed to unauthorized persons or to the public. Cyber-attacks are increasing in their frequency, sophistication and intensity. Cyber-attacks could include the deployment of harmful malware, denial-of-service, social engineering and other means to affect service reliability and threaten data confidentiality, integrity and availability. Our business partners face similar risks and any security breach of their systems could adversely affect our security posture. A security breach or privacy violation that leads to disclosure or modification of or prevents access to patient information, including personally identifiable information or protected health information, could harm our reputation, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, require us to verify the correctness of database contents and otherwise subject us to litigation or other liability under laws and regulations that protect personal data, any of which could disrupt our business and/or result in increased costs or loss of revenue. Moreover, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information, trade secrets or other intellectual property. While we have invested, and continue to invest, in the protection of our data and information technology infrastructure, there can be no assurance that our efforts will prevent service interruptions, or identify breaches in our systems, that could adversely affect our business and operations and/or result in the loss of critical or sensitive information, which could result in financial, legal, business or reputational harm to us. In addition, our liability insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyber-attacks and other related breaches.

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

We have adopted a Code of Business Conduct and Ethics, but it is not always possible to identify and deter misconduct, and the precautions we take to detect and prevent inappropriate conduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws. Efforts to ensure that our business arrangements will comply with applicable healthcare laws may involve substantial costs. It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgement, imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations. Defending against any such actions can be costly, time-consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired.

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

Changes in funding for the FDA, the SEC and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

 Risks Related to our Financial Position and Capital Requirements

We have incurred significant operating losses since our inception and anticipate that we will continue to incur losses for the foreseeable future.

We have a limited operating history and we have financed our operations primarily through equity and debt financings and have incurred significant operating losses since our inception. We had a net loss of $6.8 million, $8.6 million, and $11.2 million during the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, we had an accumulated deficit of $156.3 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our shareholders’ equity and working capital. Our losses have resulted principally from costs incurred in our research activities for topsalysin. We anticipate that our operating losses will substantially increase over the next several years as we continue development of topsalysin, including the conduct of any future clinical trials for the treatment of clinically significant localized prostate cancer and as a treatment for the lower urinary tract symptoms of BPH. In addition, if we obtain regulatory approval of topsalysin in either indication, we may incur significant sales and marketing expenses and outsourced manufacturing expenses, as well as continued development expenses. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or whether or when we will become profitable.

We have not generated any product revenue and may never become profitable.

Our ability to become profitable depends upon our ability to develop and commercialize topsalysin. To date, other than the upfront payment we received from Kissei and the $5.0 million milestone payment we received in April 2013 from Kissei for the achievement of a development milestone, we have not generated any revenue from topsalysin and we do not know when, or if, we will generate any future revenue. Our ability to generate future revenue depends on a number of factors, including:

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

On December 22, 2017, the president of the United States signed into law the Tax Act that significantly revises the Internal Revenue Code of 1986, as amended. The newly enacted federal income tax law, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the newly enacted federal tax law.

Fluctuations in foreign currency exchange rates could result in changes in our reported revenues and earnings.

We currently incur expenses denominated in foreign currencies for multiple vendors. This includes our manufacturing and supply agreements for the manufacture of topsalysin, for which payments are denominated in foreign currency. In addition, we are utilizing several clinical vendors which are located in various countries outside of the United States. These clinical vendors invoice us in the local currency of the vendor. We do not engage in foreign currency hedging arrangements for our accounts payable, and, consequently, foreign currency fluctuations may adversely affect our earnings. During the years ended December 31, 2018 and 2017, 41.9% and 18.1% respectively, of our operating expenses were denominated in currencies other than the U.S. dollar. Going forward we anticipate that our sales and expenses, if any, will be denominated in the local currency of the country in which they occur. We may decide to manage this risk by hedging our foreign currency exposure, principally through derivative contracts. Even if we decide to enter into such hedging transactions, we cannot be sure that such hedges will be effective or that the costs of such hedges will not exceed their benefits. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the euro, could result in material amounts of cash being required to settle the hedge transactions or could adversely affect our financial results.

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

We are a party to a number of technology license agreements that are essential to our business and expect to enter into additional license agreements in the future. For example, we have exclusive licenses to topsalysin from UVIC Industry Partnerships Inc. and The Johns Hopkins University. The agreements governing these exclusive licenses include provisions that permit the licensors to terminate the license agreements in a number of situations, including if we grant a security interest on the licensed technology. These licensors might claim that filings made by Oxford Finance LLC, or Oxford, with the U.S. PTO or foreign jurisdictions in 2011 in connection with our Oxford Loan and Security Agreement imposed a security interest on the applicable technology. However, no claims from these licensors have been made to date regarding violations of these license agreements as a result of these filings and these filings were released when we repaid the outstanding balance under the Oxford Loan and Security Agreement in full in 2016. Furthermore, if any such claims are made in the future, we believe that such claims would not have merit and we would vigorously defend and reject such claims. If we fail to comply with our obligations under our license agreements, or we are insolvent or subject to a bankruptcy proceeding, the applicable licensor may have the right to terminate such license agreement, in which event we would not be able to market products covered by such license agreement, including topsalysin. We may also be subjected to litigation or other potential disputes under our license agreements if we fail to comply with our obligations under those agreements. The loss of our rights to technology that we have licensed under certain agreements would have a material adverse effect on our business.

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

On March 7, 2019, we received a letter (the “Notice”) from the Listing Qualifications Staff of The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that for the last 30 consecutive business days prior to the date of the Notice, the market value of our listed securities was less than $35 million and therefore we did not meet the requirement for continued listing on The Nasdaq Capital Market as required by Nasdaq Listing Rule 5550(b)(2) (the “Market Value Rule”) or the alternative requirements under Nasdaq Listing Rules 5550(b)(1) and 5550(b)(3).  In accordance with Nasdaq Listing Rule 5810(c)(3)(C), we have 180 calendar days, or until September 3, 2019, to regain compliance with the Market Value Rule.  We will regain compliance with the Market Value Rule if the market value of our listed securities closes at or above $35 million for a minimum of 10 consecutive business days anytime during the 180 day compliance period.

There is no guarantee that we will be able to regain compliance with the Nasdaq Market Value Rule, which could result in Nasdaq taking steps to delist our common shares. Delisting from The Nasdaq Capital Market could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common shares. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities. If our common shares are delisted by The Nasdaq Capital Market, the price of our common shares may decline, and although our common shares may be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the pink sheets, an investor may find it more difficult to dispose of their common shares or obtain accurate quotations as to the market value of our common shares. Further, if we are delisted, we would incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common shares and the ability of our shareholders to sell our common shares in the secondary market.

U.S. holders of our shares may suffer adverse tax consequences if we are characterized as a passive foreign investment company after 2012.

Generally, if for any taxable year 75% or more of our gross income is passive income, or at least 50% of the average quarterly value of our assets (which may be determined in part by the market value of our ordinary shares, which is subject to change) are held for the production of, or produce, passive income, we would be characterized as a passive foreign investment company, or PFIC, for United States federal income tax purposes. Based on the composition of our gross income and gross assets and the nature of our business, we expect that we were a PFIC for the taxable years ending December 31, 2012 through 2017 and that we will likely be a PFIC for the taxable year ending December 31, 2018. In 2018 and for future years, our status as a passive foreign investment company will also depend on whether we are a “controlled foreign corporation” for U.S. federal income tax purposes, how quickly we utilize the cash proceeds from our initial public offering, or IPO, in our business and other factors. If we are a PFIC for the taxable year ending December 31, 2018 or any subsequent year, U.S. holders of our shares may suffer adverse tax consequences. Gains realized by non-corporate U.S. holders on the sale of our ordinary shares would be taxed as ordinary income, rather than as capital gain, and the preferential tax rate applicable to dividends received on our ordinary shares would be lost. Interest charges would also be added to taxes on gains and dividends realized by all U.S. holders.

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

A U.S. holder may also mitigate the adverse tax consequences of being a PFIC by timely making a mark-to-market election. Generally, for each year that we would meet the PFIC gross income or asset test, an electing U.S. holder would include in gross income the increase in the value of its shares during each of its taxable years and deduct from gross income the decrease in the value of such shares during each of its taxable years. A mark-to-market election may be made and maintained only if our shares are regularly traded on a qualified exchange. While we anticipate that these requirements were satisfied following our IPO, whether our shares are regularly traded on a qualified exchange is an annual determination based on facts that, in part, are beyond our control. Accordingly, we can provide no assurances that a U.S. holder will be eligible to make a mark-to-market election. You should consult your own tax advisor as to the specific tax consequences to you in the event we are characterized as a PFIC for the taxable year ending December 31, 2018 or any subsequent year.

The financial reporting obligations of being a public company require significant company resources and management attention.

We are subject to the public company reporting obligations under the Exchange Act and the rules and regulations regarding corporate governance practices, including those under the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, and the listing requirements of The Nasdaq Capital Market. As a result, we have incurred, and will continue to incur, significant legal, accounting and other expenses, particularly now that we are no longer an “emerging growth company” as defined in the JOBS Act. Further, the need to establish the corporate infrastructure demanded of a public company may divert management’s attention from implementing our growth strategy. We have made, and will continue to make, changes to our corporate governance standards, disclosure controls and financial reporting and accounting systems to meet our reporting obligations. Any changes that we make to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all, which could subject us to delisting of our common shares, fines, sanctions and other regulatory action and potentially civil litigation. In addition, we incur significant legal, accounting, reporting and other expenses in order to maintain a listing on The Nasdaq Capital Market. These expenses relate to, among other things, the obligation to present financial information according to U.S. GAAP in the United States. We are also required to comply with certain disclosure and filing requirements under applicable securities laws in Canada as a reporting issuer in certain provinces.

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

The trading price of our common shares has been volatile and is likely to continue to be volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the other risk factors discussed in this section, these factors include:

●	the outcome of our pursuit of strategic alternatives, including whether we raise any additional capital to fund our ongoing operations;

●	the results of our completed and future clinical trials of topsalysin or changes in the development status of topsalysin;

●	any adverse development or perceived adverse development with respect to our submission of a BLA to the FDA for topsalysin;

●	unanticipated serious safety concerns related to the use of topsalysin;

●	adverse regulatory decisions, including failure to receive regulatory approval for topsalysin;

●	our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;

●	our ability to obtain resources for us and our clinical trial programs on our desired schedule;

●	inability to obtain adequate commercial supply for any approved product or inability to do so at acceptable prices;

●	changes in the structure of healthcare payment systems;

●	developments concerning our commercial partners, including but not limited to, those with manufacturers;

●	competition from existing technologies and products or new technologies and products that may emerge;

●	announcements of significant acquisitions, strategic partnerships, joint ventures, new products, capital commitments or other events by us or our competitors;

●	the inability to establish collaborations or termination of a collaboration;

●	actual or anticipated variations in our quarterly operating results;

●	failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;

●	our cash position;

●	announcement or expectation of additional financing efforts;

●	issuances of debt or equity securities;

●	our inability to successfully enter new markets or develop additional product candidates;

●	actual or anticipated fluctuations in our competitors’ operating results or changes in their growth rate;

●	sales of our common shares by us, or our shareholders in the future;

●	trading volume of our common shares on The Nasdaq Capital Market and price;

●	market conditions in our industry;

●	overall performance of the equity markets and general political and economic conditions;

●	introduction of new products or services by us or our competitors;

●	additions or departures of key management, scientific or other personnel;

●	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities or industry analysts;

●	changes in the market valuation of similar companies;

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

Our corporate headquarters are located in San Diego, California. The facility we lease encompasses approximately 2,002 square feet of office space. The lease for this facility expires in May 2020. We believe that our facility is sufficient to meet our needs and that suitable additional space will be available as and when needed.

Item 3.	Legal Proceedings

We are not currently party to any material legal proceedings.

Item 4.	Mine Safety Disclosures

None.

Part II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common shares are currently traded on The Nasdaq Capital Market under the symbol “SPHS.”

The following table sets forth the high and low sales prices for our common shares for the period January 1, 2017 through December 31, 2018.

2017	High	Low
First Quarter	$3.24	$2.33
Second Quarter	2.85	1.83
Third Quarter	2.36	1.80
Fourth Quarter	2.57	1.80
2018
First Quarter	$2.49	$1.90
Second Quarter	4.05	1.85
Third Quarter	3.49	2.35
Fourth Quarter	2.87	0.75

Holders of Record

As of February 13, 2019, there were approximately 10 shareholders of record of our common shares, which included Cede & Co., a nominee for Depository Trust Company, or DTC, and CDS & Co., a nominee for The Canadian Depository for Securities Ltd., or CDS. Common shares that are held by financial institutions as nominees for beneficial owners are deposited into participant accounts at either DTC or CDS and are considered to be held of record by Cede & Co. or CDS & Co. as one shareholder.

 Repurchases of Equity Securities

There were no repurchases of equity securities during the fourth quarter of 2018.

Item 6.	Selected Financial Data

Under SEC rules and regulations, as a smaller reporting company, we are not required to provide the information required by this item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

All dollar amounts are expressed in U.S. dollars unless otherwise noted. All amounts converted from Canadian dollars to U.S. dollars are calculated using the conversion rate as of December 31, 2018 unless otherwise noted.

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

Topsalysin, a genetically modified recombinant protein, is delivered via ultrasound-guided injection directly into the prostate. This membrane-disrupting protein is selectively activated by enzymatically active PSA, which is found in high concentrations around prostate tumor cells and in the transition zone of the prostate, leading to localized cell death and tissue disruption without damage to neighboring tissue and nerves. This targeted method of administration limits the potential for systemic exposure of topsalysin, together with the specific mechanism of action, (topsalysin, is only activated by enzymatically active PSA which is found within the prostate, PSA in circulation is no longer enzymatically active) is thought to contribute the tolerability and safety profile observed to date.

 We have recently completed a multicenter, open-label Phase 2b clinical trial to confirm the dose and optimize the delivery of topsalysin for the treatment of clinically significant localized prostate cancer. The study utilized commercially available software to co-register previously obtained multi-parametric magnetic resonance imaging, or mpMRI, images of a patient’s prostate to a real time 3D ultrasound to target the delivery of topsalysin directly into and around a pre-identified clinically significant tumor. A clinically significant tumor that warranted treatment was defined as, either a Gleason score 6 (pattern 3+3) and greater than or equal to 6 mm up to 10 mm, Maximum Cancer Core Length, or MCCL, or a Gleason score 7 (pattern 3+4 or 4+3) and lesser than or equal to 10 mm MCCL. The Gleason grading system is used to provide a prognosis of the identified cancer by assigning a Gleason Score and pattern. A high Gleason score indicates aggressive cancer, with a Gleason Score 6 generally representing low risk disease, Gleason 7 intermediate risk and Gleason 8-10 high risk disease.

The primary objective of the trial was to evaluate the safety and tolerability of a single administration of topsalysin, when used to focally ablate a histologically-proven, clinically significant lesion in patients with low-to-intermediate localized prostate cancer.

A total of 38 patients with a pre-identified clinically significant lesion, received a single administration of topsalysin at eight clinical trial sites located in the United Kingdom and United States. A review of the safety data from 38 patients, indicates that a single administration of topsalysin continues to appear safe and well-tolerated by patients. Adverse events considered related to topsalysin were typically mild and typically occurred and were resolved on the day of the administration. In addition, urine function was preserved, no sexual dysfunction, no hypersensitivity reactions or other serious systemic reactions to topsalysin were observed after a single administration.

A secondary objective of the trial was to evaluate the efficacy of a single administration of topsalysin to selectively target and focally ablate a pre-identified lesion. Six months after the administration of topsalysin, 37 out of 38 patients underwent a targeted biopsy of the treated lesion with one patient having been lost to follow-up following re-location. The six-month biopsy results demonstrated that, 27% of patients (10/37) achieved a clinical response, defined in this trial as no detectable tumor on targeted biopsy of the treated lesion or a sufficient reduction to deem the lesion clinically-insignificant (cancer lesion of Gleason Score 6 (pattern 3+3) and a maximum cancer core length, or MCCL, of less than 6 millimeters).

We believe the safety and biopsy data from the first administration of topsalysin supports moving forward with a single Phase 3 registration trial design using a single administration of topsalysin. We expect to obtain formal regulatory guidance on our design for a Phase 3 registration trial in the first half of 2019.

Another important objective for this Phase 2b clinical trial was to evaluate for the first time the safety of re-administering topsalysin, and to determine if additional clinical benefit could be observed, as assessed by targeted biopsy six months after a second administration of topsalysin. To be eligible to receive a second administration, patients must not have experienced any clinically-significant adverse events attributable to either topsalysin or the injection procedure. Additionally, patients must have demonstrated evidence of a response to the first treatment with topsalysin, either through a reduction in lesion size, Gleason pattern, or MCCL. No patients who had a complete ablation following the first dose received a second administration.

A review of the safety data from a total of eleven patients who received a second administration indicates that a second dose appears to be both safe and well-tolerated by patients. There were no adverse events considered related to topsalysin that were experienced by more than one patient following the second administration. The adverse events that were considered related to topsalysin were typically mild and resolved within two days. Importantly, no hypersensitivity reaction or other serious systemic reactions to topsalysin were observed. Urine function was preserved and there were no reports of sexual dysfunction related to topsalysin. As previously reported, one patient who received a second dose unfortunately experienced a serious adverse event of sudden cardiac death which, following a thorough review of medical records, serology results and autopsy findings, was considered unlikely related to topsalysin or the injection procedure by both the investigator and Company.

Based on the review of the six-month biopsy results following the second administration of topsalysin, we have concluded that there appears to be no additional clinical benefit gained with a second administration. We are reviewing the decision to include a second administration of topsalysin in any future clinical studies.

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

We are not currently planning on initiating additional clinical trials, including a potential registration trial in localized prostate cancer or a second Phase 3 trial in BPH, unless we obtain additional funding or secure a development partner to fund such new clinical trials. There can be no assurance that such funding or a development partner will be available on acceptable terms or at all. Further, we cannot currently estimate when the clinical development required to seek the regulatory approvals needed to commercialize topsalysin for the treatment of clinically significant localized prostate cancer or the treatment of the symptoms of BPH will be completed.

On December 7, 2018, we entered into a Controlled Equity OfferingSM Sales Agreement, or the Sales Agreement, with Cantor Fitzgerald & Co., or Cantor Fitzgerald, as sales agent pursuant to which we may offer and sell from time to time, through Cantor Fitzgerald, common shares having an aggregate offering price of up to $20.0 million. We will pay Cantor Fitzgerald an amount equal to 3.0% of the aggregate gross proceeds from each sale of common shares.

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

●	third-party manufacturing expenses;

●	employee related expenses, including salaries, benefits, travel and stock-based compensation expense; and

●	facilities, depreciation and other allocated expenses.

We expense research and development costs as incurred. We account for nonrefundable advance payments for goods and services that will be used in future research and development activities as expenses when the service has been performed or when the goods have been consumed. Since our inception in January 2002 through December 31, 2018, we have incurred a total of $114.9 million in research and development expenses.

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

While our significant accounting policies are described in the notes to our consolidated financial statements appearing under Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K, we believe that the following accounting policies are critical to understanding and evaluating our reported financial results.

Revenue Recognition

Effective January 1, 2018, we adopted Accounting Standards Update, or ASU, No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” and the related amendments that were issued by the Financial Accounting Standards Board, or FASB. Topic 606 establishes principles for reporting useful information to users of financial statements about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts with customers.

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

For each performance obligation, we must determine the period over which the performance obligations will be satisfied, and revenue recognized. Revenue will be recognized over time if we satisfy the performance obligation over a period of time whereas revenue will be recognized at a point in time if the performance obligation is satisfied at a specific point in time

Revenue related to the transfer of an intellectual property license will be recognized either upon the transfer of the license or over a period of time depending upon whether or not the transfer of the intellectual property license is a distinct performance obligation, or the transfer of the intellectual property license is not distinct from other goods and services included in the agreement. Other factors which may impact our timing for revenue recognition related to the transfer of the license will be a determination of whether the license is a right to use our intellectual property as it exists at the point in time the license is granted or whether the license provides access to our intellectual property as it exists throughout the license period.

 Accrued Research and Development Expenses

We accrue and expense activities performed by third parties based upon estimates of the percentage of work completed of the total work over the life of the agreements established with external service providers. We determine the estimates through discussions with internal clinical personnel and external service providers as to the progress or stage of completion of trials or services and the agreed-upon fee to be paid for such services based on facts and circumstances known by us as of each balance sheet date. However, actual costs and timing of clinical trials are highly uncertain, subject to risks and may change depending upon a number of factors, including our clinical development plan.

If the actual timing of the performance of services or the level of effort varies from the estimate, we will adjust the accrual accordingly. Adjustments to prior period estimates have not been material.

Examples of estimated accrued research and development expenses include:

●	fees to vendors related to product development and manufacturing;

●	fees to clinical research organizations in connection with clinical studies; and

●	fees to investigative sites in connection with clinical studies.

Nonrefundable advance payments for goods and services that will be used or rendered in future research and development activities are recorded as a prepaid expense and recognized as expense in the period that the related goods are consumed or services are performed.

Essentially all of our research and development expenses were related to topsalysin during the years ended December 31, 2018, 2017 and 2016. We recognized research and development expenses as follows (in thousands):

	For the Years Ended December 31,
	2018	2017	2016
Clinical research and development	$3,927	$3,908	$2,974
Manufacturing	6,606	1,797	421
Stock-based compensation expense	177	481	143
	$10,710	$6,186	$3,538

Warrant Liability

 In connection with the offering we completed on May 11, 2016, we issued 1,785,714 warrants to purchase common shares. These warrants may require us to pay the warrant holder cash under certain provisions of the warrant and therefore we are accounting for these warrants as a liability. As a result of these warrants being classified as a liability, we are required to calculate the fair value of these warrants at each reporting date. The fair value of these warrants is calculated utilizing a Black-Scholes pricing model. We calculated the initial fair value of these warrants on May 11, 2016, the date the warrants were issued. 10,000 of these warrants remain outstanding from this offering with an assessed fair market value of $3,000 and $19,000 as of December 31, 2018 and 2017, respectively.

The following inputs were utilized in the Black-Scholes pricing model:

	December 31,
	2018	2017
Stock price	$0.83	$2.27
Exercise price	$1.40	$1.40
Risk-free interest rate	2.46%	2.01%
Volatility	82.47%	143.57%
Dividend yield	0.00%	0.00%
Expected life in years	2.36	3.36
Calculated fair value per warrant	$0.29	$1.95

In connection with the offering we completed on August 26, 2016, we issued 5,606,250 warrants to purchase common shares. These warrants may require us to pay the warrant holder cash under certain provisions of the warrant and therefore we are accounting for these warrants as a liability. As a result of these warrants being classified as liabilities, we are required to calculate the fair value of these warrants at each reporting date. The fair value of these warrants are calculated utilizing a Black-Scholes pricing model. We calculated the initial fair value of these warrants on August 26, 2016, the date the warrants were issued. All of these warrants remain outstanding. The warrants outstanding from this offering have an assessed fair market value of $1.4 million and $10.1 million as of December 31, 2018 and 2017, respectively.

The following inputs were utilized in the Black-Scholes pricing model:

	December 31,
	2018	2017
Stock price	$0.83	$2.27
Exercise price	$4.00	$4.00
Risk-free interest rate	2.45%	2.04%
Volatility	104.52%	145.36%
Dividend yield	0.00%	0.00%
Expected life in years	2.65	3.65
Calculated fair value per warrant	$0.25	$1.80

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

A 10% change in our closing stock price on December 31, 2018 would result in a $0.2 million change to the fair value of our warrant liability at December 31, 2018. A 10% change in our stock price volatility at December 31, 2018 would result in a change of $0.3 million to our warrant liability at December 31, 2018. A 10% change in the risk-free interest rate at December 31, 2018 would not have a material effect on the fair value of our warrant liability.

Stock-Based Compensation

We expense the fair value of employee stock options using the graded vesting method over the vesting period. Stock-based compensation expense is measured using the fair value of the award at the grant date. The fair value of each stock-based award is estimated using the Black-Scholes pricing model.

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

We recognized stock-based compensation expense as follows (in thousands):

	For the Years Ended December 31,
	2018	2017	2016
Research and development	$177	$481	$143
General and administrative	683	1,231	282
Total	$860	$1,712	$425

As of December 31, 2018 there were $0.9 million of unrecognized compensation costs related to non-vested stock options. As of December 31, 2018 we expect to recognize those costs over a weighted average period of 1.5 years.

The fair value of options granted during the years ended December 31, 2018, 2017 and 2016 were estimated at the date of grant using the following weighted average assumptions:

	For the Years Ended December 31,
	2018	2017	2016
Expected life of the option term (years)	4.9	4.2	3.9
Risk-free interest rate	2.5%	1.9%	1.5%
Dividend yield	0.0%	0.0%	0.0%
Volatility	127.7%	134.8%	144.0%

Expected Life of the Option Term – This is the period of time that the options granted are expected to remain unexercised. Options granted during 2018 have a contractual term of ten years. We estimate the expected life of the option term based on actual past behavior for similar options.

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

Recent Accounting Pronouncements

 In February 2016, the FASB issued ASU, No. 2016-02, “Leases (Topic 842)”, updated in July 2018 with No. 2018-11. This guidance requires lessees to recognize a lease liability and a right-of-use asset with the exception of short-term leases. In addition, lessees are required to classify leases as either operating or finance based on current criteria of whether or not the lease is effectively a financed purchase by the lessee. The new standard is effective for the annual reporting period beginning after December 15, 2018 and early adoption is permitted. Although we are in the process of evaluating the impact of this guidance on its consolidated financial statements and related disclosures, we expect that our operating lease will be subject to the new standard and recognized as an operating lease liability and right-of-use asset upon adoption.

Net Operating Loss Carryforwards

As of December 31, 2018 we had Canadian and U.S. federal tax net operating loss carryforwards of $148.4 million and $2.5 million, respectively, which begin to expire in 2026 and 2034, respectively. As of December 31, 2018, we also had Canadian investment tax credits and U.S. federal research and development tax credits of $2.4 million and $1.7 million, respectively. The Canadian investment tax credits and U.S. federal research and development tax credits will begin to expire in 2019 and 2031, respectively.

Results of Operations

Comparison of the Years Ended December 31, 2018 and 2017

The following table summarizes the results of our operations for the year ended December 31, 2018 and 2017, together with the changes in those items in dollars (in thousands):

	For the Years Ended December 31,		Change 2018 vs.
	2018	2017	2017
Research and development expenses	$10,710	$6,186	4,524
General and administrative expenses	4,429	5,732	(1,303)
Interest expense	(684)	(207)	(477)
Interest income	333	238	95
Gain on revaluation of warrant liability	8,690	3,307	5,383
Other income (expense), net	22	(48)	70

Research and development expenses. Research and development expenses were $10.7 million in the year ended December 31, 2018 compared to $6.2 million in the year ended December 31, 2017. The increase in research and development costs is attributable to the following:

●

a $4.7 million increase in costs associated with manufacturing activities for topsalysin as we move forward with our manufacturing plans to provide sufficient drug substance for a potential Phase 3 registration trial in localized prostate cancer and also a potential second Phase 3 for the treatment of the symptoms of BPH;

●	a $0.2 million increase in consulting and travel costs associated with our manufacturing and regulatory activities; and

●	a $0.1 million increase in legal fees associated with patent filings around our Phase 2b clinical data and our new drug product formulation.

These increases were partially offset by decreases of $0.3 million for non-cash stock-based compensation expenses and $0.2 million in personnel related costs.

General and administrative expenses. General and administrative expenses were $4.4 million in the year ended December 31, 2018 compared to $5.7 million for the year ended December 31, 2017. The decrease is primarily due to decreases in non-cash stock-based compensation expense of $0.5 million, marketing research activities of $0.4 million and personnel related costs of $0.4 million.

Interest expense. Interest expense was $0.7 million in the year ended December 31, 2018 compared to $0.2 million for the year ended December 31, 2017. The increase is related to our Silicon Valley Bank Loan and Security Agreement, which was entered into in September 2017.

Interest income. Interest income was $0.3 million for the year ended December 31, 2018 compared to $0.2 million for the year ended December 31, 2017. The increase is due to an increase in yields earned on our interest-bearing cash and investment accounts.

Gain on revaluation of warrant liability. Gain on revaluation of the warrant liability was $8.7 million for the year ended December 31, 2018 compared to $3.3 million for the year ended December 31, 2017. The non-cash gain is associated with the change in the fair value of our warrant liability which is calculated using a Black-Scholes pricing model.

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

Interest income. Interest income was $0.2 million for the year ended December 31, 2017 compared to $37,000 for the year ended December 31, 2016. The increase is partially due to the increase in the average balances of the interest-bearing cash and investment accounts period over period and also due to an increase in yields earned on our interest-bearing cash and investment accounts.

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

Liquidity and Capital Resources

 Overview

Since our inception, our operations have been primarily financed through public and private equity sales, debt financings and payments from Kissei. Since inception, we have devoted our resources to funding and conducting research and development programs, including discovery research, preclinical studies, manufacturing activities and clinical trial activities. At December 31, 2018, we had cash, cash equivalents and securities available-for-sale of $12.5 million, representing a decrease of $13.3 million from December 31, 2017. We had working capital of $8.2 million at December 31, 2018, a decrease of $15.9 million from December 31, 2017.

We expect that our cash, cash equivalents and securities available-for-sale will be sufficient to fund our operations through September 2019, as a result, substantial doubt exists over our ability to continue as a going concern from one year from the date of the issuance of our consolidated financial statements. The accompanying financial statements have been prepared on a basis which assumes we are a going concern, and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from any uncertainty related to our ability to continue as a going concern.  If we are unable to maintain sufficient financial resources, our business, financial condition and results of operations will be materially and adversely affected. There can be no assurance that we will be able to obtain the needed financing on acceptable terms or at all. Additionally, equity or debt financings may have a dilutive effect on the holdings of our existing stockholders. These factors raise substantial doubt about our ability to continue as a going concern.

We are currently evaluating options to further advance the clinical development of topsalysin. We will require significant additional funding to advance topsalysin in clinical development. We could use dilutive funding options such as an equity financing and/or non-dilutive funding options such as a partnering arrangement to fund future clinical development of topsalysin. At this point in time we do not plan on pursuing new clinical trials, including a Phase 3 trial in localized prostate cancer or a second Phase 3 trial in BPH unless we obtain additional financing or securing a development partner. There can be no assurance that such funding or development partner will be available on acceptable terms or at all.

On March 7, 2019, we received a letter from the Listing Qualifications Staff of The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that for the last 30 consecutive business days prior to the date of the Notice, the market value of our listed securities was less than $35 million and therefore we did not meet the requirement for continued listing on The Nasdaq Capital Market as required by Nasdaq Listing Rule 5550(b)(2) (the “Market Value Rule”) or the alternative requirements under Nasdaq Listing Rules 5550(b)(1) and 5550(b)(3).  In accordance with Nasdaq Listing Rule 5810(c)(3)(C), we have 180 calendar days, or until September 3, 2019, to regain compliance with the Market Value Rule.  We will regain compliance with the Market Value Rule if the market value of our listed securities closes at or above $35 million for a minimum of 10 consecutive business days anytime during the 180 day compliance period.

Shares issued in equity sales agreement

On December 7, 2018, we entered into the Sales Agreement with Cantor Fitzgerald as sales agent pursuant to which we may offer and sell from time to time, through Cantor Fitzgerald, common shares having an aggregate offering price of up to $20.0 million.

As of December 31, 2018, we issued 94,762 commons shares at a weighted average price of $1.28 for total proceeds of $121,000.

Promissory Note

On September 8, 2017, we entered into a Loan and Security Agreement with SVB. Under the terms of the agreement, we borrowed $7.0 million which bears fixed interest of 6.75% per annum. We have the option to prepay the outstanding balance of the loan in full, subject to a prepayment fee of 1% to 3% depending upon when the prepayment occurs. Upon the final repayment of the loan on the maturity date of September 1, 2021, by prepayment, or upon acceleration, we will pay SVB an additional fee of 5% of the principal amount of $7.0 million. This additional fee is recorded as a debt discount and is being recognized as interest expense over the life of the loan utilizing the effective interest method.

Under the terms of the agreement, we had the option to request an additional $3.0 million of principal. This option expired unexercised on December 31, 2018.

In September 2018, we announced that we met the requirements in our existing Loan and Security Agreement with SVB to extend the interest only periods to March 31, 2019. We will begin making interest and principal payments starting on April 1, 2019 and ending on the final payment date of September 1, 2021.

We are not subject to any financial covenants under the loan. As of December 31, 2018, we were in compliance with all covenants under the loan. The loan agreement contains customary affirmative and negative covenants, indemnification provisions and events of default. The affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports and maintain certain intellectual property rights. The negative covenants include, among others, restrictions on transferring or licensing our assets, changing our business, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, and creating other liens on our assets, in each case subject to customary exceptions. If we default under the loan, SVB may accelerate all of our repayment obligations and take control of our pledged assets. SVB could declare a default under the loan upon the occurrence of any event that SVB interprets as a material adverse change as defined under the loan agreement, thereby requiring us to repay the loan immediately.

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

Our future capital requirements will depend on, and could increase significantly as a result of many factors, including:

●

progress in, and the costs of, our clinical trials, including the costs of a Phase 3 clinical trial for localized prostate cancer trial and the cost of a second Phase 3 clinical trial for the treatment of the symptoms of BPH and other research and development activities for topsalysin;

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

 Cash Flows

The following table shows a summary of our cash flows for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	For the Years Ended December 31,
	2018	2017	2016
Net cash provided by (used in):
Operating activities	$(13,457)	$(9,968)	$(10,329)
Investing activities	8,267	6,323	(13,721)
Financing activities	102	6,932	30,971
Effect of exchange rate changes on cash and cash equivalents	(1)	—	(2)
Net (decrease) increase in cash and cash equivalents	$(5,089)	$3,287	$6,919

Operating Activities

Net cash used in operating activities increased to $13.5 million for the year ended December 31, 2018 compared to $10.0 million for the year ended December 31, 2017. The increase in net cash used in operating activities of approximately $3.5 million was primarily due to an increase in research and development expenses associated with manufacturing activities for topsalysin offset in part by a decrease in funds used for the payment of accounts payable and the use of prepaid expenses and other current assets during the period.

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

Investing Activities

Net cash provided by investing activities was $8.3 million for the year ended December 31, 2018, compared to net cash used in investing activities of $6.3 million for the year ended December 31, 2017. The increase in net cash provided by investing activities from December 31, 2017 to December 31, 2018 represents an increase in proceeds from the maturity of our securities classified as available-for-sales to fund our operations during 2018.

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

Financing Activities

Net cash provided by financing activities was $0.1 million for the year ended December 31, 2018, as compared to $6.9 million for the year ended December 31, 2017. The cash provided by financing activities for the year ended December 31, 2018 was related to the net cash proceeds received from the issuance of common stock in our equity sales agreement with Cantor Fitzgerald. The cash provided by financing activities for the year ended December 31, 2017 was primarily related to the receipt of $6.9 million from our Loan and Security Agreement with SVB.

Net cash provided by financing activities was $6.9 million for the year ended December 31, 2017, as compared to $31.0 million for the year ended December 31, 2016. The cash provided by financing activities for the year ended December 31, 2016 was primarily related to the receipt of the proceeds from our completed common share offerings of $33.5 million, net of issuance costs. We also received proceeds of $2.6 million from the exercise of warrants and stock options. These cash inflows were offset by $5.1 million of principal payments on our loan with Oxford.

Contractual Obligations and Commitments

Our contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude contingent liabilities for which we cannot reasonably predict future payments. Accordingly, the table below excludes contractual obligations relating to milestone and royalty payments due to third parties, all of which are contingent upon certain future events. The following is a summary of our contractual obligations as of December 31, 2018 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligation relating to facility(1)	$184	$130	$54	$—	$—
Principal, interest payable and additional fee under promissory notes (2)	8,089	2,531	5,558	—	—
Purchase commitments(3)	683	683	—	—	—
Total	$8,956	$3,344	$5,612	$—	$—

(1)

We currently lease an office facility comprising our headquarters in San Diego, California under a non-cancelable lease. The lease, as amended, expires in May 2020 and the minimum rent is $9,517 per month, subject to annual cost of living increases, plus our pro rata share of certain operating costs and other expenses.

(2)

In September 2017, we entered into a Loan and Security Agreement with Silicon Valley Bank, or SVB. The principal borrowed of $7.0 million bears fixed interest of 6.75% per annum. We have the option to prepay the outstanding balance of the loan in full, subject to a prepayment fee of 1% to 3% depending upon when the prepayment occurs. Upon the final repayment of the loan on the maturity date of September 1, 2021, by prepayment, or upon acceleration, we are required to pay SVB an additional fee of $0.3 million. This amount is reflected in the table above. The repayment terms are interest only payments through March 2019 followed by 30 monthly payments of principal and interest.

(3)

This amount represents purchase commitments pursuant to our manufacturing and supply agreements with Boehringer Ingelheim RCV GmbH & Co KG, or BI, and with Vetter Pharma International, GmbH, or Vetter. We are required to schedule our manufacturing activities with BI and Vetter in advance. If we cancel any of these scheduled activities without proper notice we could be required to pay penalties from 50% to 100% of the cost of the originally scheduled activity. As such we have included the activities scheduled as of December 31, 2018 which, if cancelled, could result in us incurring penalties for cancellation.

Exclusive License Agreements

Pursuant to our topsalysin license agreement with UVIC and Johns Hopkins for the treatment of prostate cancer, we have agreed to make cumulative milestone payments over the lifecycle of topsalysin of up to CND$3.6 million, or $2.6 million, as converted, on the achievement of certain clinical and regulatory milestones and to pay royalties on commercial sales of resulting products. In addition, pursuant to our topsalysin license agreement with UVIC and Johns Hopkins for the treatment of the symptoms of BPH and other non-cancer diseases and conditions of the prostate, with the exception of prostate cancer, we are required to make payments of CND$1.3 million, or $1.0 million, as converted, on the achievement of certain clinical and regulatory milestones and to pay royalties on commercial sales of resulting products.

These payments are contingent upon achieving future clinical, regulatory and commercial milestones, and accordingly these amounts are not included in the above table.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Sophiris Bio Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Sophiris Bio Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive loss, of shareholders’ equity, and of cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company expects that its cash, cash equivalents and securities available-for-sale will be sufficient to fund its operations through September 2019, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

San Diego, California

March 13, 2019

We have served as the Company’s auditor since 2013.

Sophiris Bio Inc.

Consolidated Balance Sheets

(In thousands, except share amounts)

	December 31,
	2018	2017
Assets:
Current assets:
Cash and cash equivalents	$10,998	$16,087
Securities available-for-sale	1,541	9,757
Prepaid expenses and other current assets	656	1,012
Total current assets	13,195	26,856
Property and equipment, net	4	2
Other long-term assets	—	19
Total assets	$13,199	$26,877
Liabilities and shareholders’ equity:
Current liabilities:
Accounts payable	$1,862	$832
Accrued expenses	1,192	1,499
Current portion of promissory note	1,920	372
Total current liabilities	4,974	2,703
Long-term promissory note	5,091	6,435
Warrant liability	1,399	10,089
Total liabilities	11,464	19,227
Commitments and contingencies (Note 15)
Shareholders’ equity:
Common shares, unlimited authorized shares, no par value; 30,205,915 and 30,111,153 shares issued and outstanding at December 31, 2018 and 2017, respectively	131,247	131,247
Contributed surplus	26,714	25,854
Accumulated other comprehensive gain	100	97
Accumulated deficit	(156,326)	(149,548)
Total shareholders’ equity	1,735	7,650
Total liabilities and shareholders’ equity	$13,199	$26,877

The accompanying notes are an integral part of these audited consolidated financial statements.

Sophiris Bio Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

	For the Years Ended December 31,
	2018	2017	2016
Operating expenses:
Research and development	$10,710	$6,186	$3,538
General and administrative	4,429	5,732	6,768
Total operating expenses	15,139	11,918	10,306
Other income (expense):
Interest expense	(684)	(207)	(373)
Interest income	333	238	37
Gain (loss) on revaluation of warrant liability	8,690	3,307	(330)
Loss on early extinguishment of debt	—	—	(180)
Other income (expense), net	22	(48)	(12)
Total other income (expense)	8,361	3,290	(858)
Net loss	$(6,778)	$(8,628)	$(11,164)
Basic and diluted loss per share	$(0.23)	$(0.29)	$(0.49)
Weighted average number of outstanding shares – basic and diluted	30,115	30,111	23,002
Other comprehensive loss:
Unrealized gain (loss) on securities available-for-sale	3	(2)	—
Total other comprehensive loss	$(6,775)	$(8,630)	$(11,164)

The accompanying notes are an integral part of these audited consolidated financial statements.

Sophiris Bio Inc.

 Consolidated Statements of Shareholders’ Equity

(In thousands, except share amounts)

	Common Shares		Contributed	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Surplus	Deficit	Income	Equity
Balance at January 1, 2016	17,244,736	$113,880	$17,683	$(129,756)	$99	$1,906
Issuance of common shares and warrants, net of issuance cost of $1,366	11,046,428	33,534	—	—	—	33,534
Exercise of warrants	1,775,714	2,486	—	—	—	2,486
Exercise of stock options	40,766	92	—	—	—	92
Initial valuation of warrant liability upon issuance of warrants	—	(18,747)	—	—	—	(18,747)
Valuation of exercised warrants reclassified from warrant liability to contributed surplus	—	—	5,681	—	—	5,681
Change in the fair value of stock-based compensation liability recorded to contributed surplus	—	—	111	—	—	111
Stock-based compensation expense	—	—	425	—	—	425

Net loss	—	—	—	(11,164)	—	(11,164)
Balance at December 31, 2016	30,107,644	$131,245	$23,900	$(140,920)	$99	$14,324
Exercise of stock options	3,509	2	—	—	—	2
Issuance of warrants with secured promissory note	—	—	185	—	—	185
Change in the fair value of stock-based compensation liability recorded to contributed surplus	—	—	57	—	—	57
Stock-based compensation expense	—	—	1,712	—	—	1,712
Net loss	—	—	—	(8,628)	—	(8,628)
Other comprehensive loss	—	—	—	—	(2)	(2)
Balance at December 31, 2017	30,111,153	$131,247	$25,854	$(149,548)	$97	$7,650
Issuance of common shares, net of issuance cost of $121	94,762	—	—	—	—	—
Stock-based compensation expense	—	—	860	—	—	860
Net loss	—	—	—	(6,778)	—	(6,778)
Other comprehensive gain	—	—	—	—	3	3
Balance at December 31, 2018	30,205,915	$131,247	$26,714	$(156,326)	$100	$1,735

The accompanying notes are an integral part of these audited consolidated financial statements.

Sophiris Bio Inc.

Consolidated Statements of Cash Flows

(In thousands)

	For the Years Ended December 31,
	2018	2017	2016
Cash flows used in operating activities
Net loss for the period	$(6,778)	$(8,628)	$(11,164)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	860	1,712	425
Amortization of debt discount	149	44	81
Amortization of promissory note issuance costs	56	17	—
Depreciation of property and equipment	2	4	12
Amortization of premium/discount on securities available-for-sale	(51)	116	20
Change in fair value warrant liability	(8,690)	(3,307)	330
Noncash portion of loss on early extinguishment of debt	—	—	(159)
Payment of original issue discount	—	—	(124)
Foreign exchange transaction loss	8	6	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	373	(37)	(499)
Accounts payable	963	374	(446)
Accrued expenses	(349)	(269)	1,195
Net cash used in operating activities	(13,457)	(9,968)	(10,329)
Cash flows provided by (used in) investing activities
Purchases of property and equipment	(4)	(3)	—
Maturity of securities available-for-sale	11,887	22,161	2,750
Purchases of securities available-for-sale	(3,616)	(15,835)	(16,471)
Net cash provided by (used in) investing activities	8,267	6,323	(13,721)
Cash flows provided by financing activities
Proceeds from the issuance of common shares and warrants, net of paid issuance costs	102	—	33,534
Proceeds from the exercise of warrants	—	—	2,486
Proceeds from exercise of stock options	—	2	92
Proceeds from the issuance of the Silicon Valley Bank promissory note, net of issuance costs	—	6,930	—
Principal payments on the Oxford promissory notes	—	—	(5,141)
Net cash provided by financing activities	102	6,932	30,971
Effect of exchange rate changes on cash and cash equivalents	(1)	—	(2)
Net (decrease) increase in cash and cash equivalents	(5,089)	3,287	6,919
Cash and cash equivalents at beginning of period	16,087	12,800	5,881
Cash and cash equivalents at end of period	$10,998	$16,087	$12,800
Supplemental disclosures of cash flow information
Cash paid for interest	$479	$105	$334

	For the Years Ended December 31,
	2018	2017	2016
Supplemental disclosures of non-cash investing and financing activities
Valuation of warrant liability upon issuance of warrants	$—	$—	$18,747
Value of warrants issued in connection with the Silicon Valley Bank promissory note	$—	$185	$—
Valuation of exercised warrants reclassified from warrant liability to contributed surplus	$—	$—	$5,681
Change in the fair value of stock-based compensation liability recorded to contributed surplus	$—	$(57)	$(111)
Unrealized loss on securities available-for sale	$3	$2	$—
Issuance costs included in accounts payable and accrued expenses but not paid	$102	$—	$—

The accompanying notes are an integral part of these audited consolidated financial statements.

Sophiris Bio Inc.

Notes to the Consolidated Financial Statements

1.	Nature of the business

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

 Liquidity

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. At December 31, 2018, the Company had cash, cash equivalents and securities available-for-sale of $12.5 million. The Company expects that its cash, cash equivalents and securities available-for-sale will be sufficient to fund its operations through September 2019 and, as a result, substantial doubt exists over the Company’s ability to continue as a going concern from one year from the date of the issuance of its consolidated financial statements.

The Company is currently evaluating options to further advance the clinical development of topsalysin. The Company will require significant additional funding to advance topsalysin in clinical development. The Company could use dilutive funding options such as an equity financing and/or non-dilutive funding options such as a partnering arrangement to fund future clinical development of topsalysin. At this point in time the Company does not plan on pursuing new clinical trials, including a Phase 3 in localized prostate cancer or a second Phase 3 trial in benign prostatic hyperplasia, or BPH, unless the Company obtains additional financing or securing a development partner. There can be no assurance that such funding or development partner will be available on acceptable terms or at all.

If the Company is unable to raise additional capital to fund its development program efforts in sufficient amounts or on terms acceptable to it, the Company may have to significantly delay, scale back or discontinue the development and commercialization of topsalysin.

On March 7, 2019, the Company received a letter from the Listing Qualifications Staff of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that for the last 30 consecutive business days prior to the date of the Notice, the market value of the Company’s listed securities was less than $35 million and therefore the Company did not meet the requirement for continued listing on The Nasdaq Capital Market as required by Nasdaq Listing Rule 5550(b)(2) (the “Market Value Rule”) or the alternative requirements under Nasdaq Listing Rules 5550(b)(1) and 5550(b)(3).  In accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Company has 180 calendar days, or until September 3, 2019, to regain compliance with the Market Value Rule.  The Company will regain compliance with the Market Value Rule if the market value of the Company’s listed securities closes at or above $35 million for a minimum of 10 consecutive business days anytime during the 180 day compliance period.

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

GAAP requires the Company’s management to make estimates and judgments that may affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. The Company bases estimates and judgments on historical experience and on various other factors that it believes to be reasonable under the circumstances. The significant estimates in these consolidated financial statements include stock-based compensation expense, fair value of the warrant liability and accrued research and development expenses. The Company’s actual results may differ from these estimates. The Company evaluates its estimates on an ongoing basis. Changes in estimates are reflected in reported results in the period in which they become known by the Company’s management.

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

Securities available-for-sale

Investments with an original maturity of more than three months when purchased have been classified by management as securities available-for-sale. Such investments are carried at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive gain (loss) in shareholders’ equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. No other-than-temporary impairments were identified for the investment securities held by the Company as of December 31, 2018 and 2017. The cost of investment securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. The cost of securities sold is based on the specific-identification method. The Company has classified all of its investment securities as available-for-sale, including any of those with maturities beyond one year, as current assets on the consolidated balance sheets based on the highly liquid nature of the investment securities and because these investment securities are considered available for use in current operations.

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

The Company reviews its long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flow to the recorded value of the asset. If impairment is indicated, the asset will be written down to its estimated fair value on a discounted cash flow basis. The Company has not recognized any impairment losses for the years ended December 31, 2018, 2017 and 2016.

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

Revenue recognition

Effective January 1, 2018, the Company adopted Accounting Standards Update, or ASU, No. 2014-09, "Revenue from Contracts with Customers (Topic 606)", and the related amendments that were issued by the Financial Accounting Standards Board, or FASB. Topic 606 establishes principles for reporting useful information to users of financial statements about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts with customers.

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

Accrued research and development expenses

The Company accrues and expenses activities performed by third parties based upon estimates of the percentage of work completed of the total work over the life of the agreements established with external service providers. The Company determines the estimates through discussions with internal clinical personnel and external service providers as to the progress or stage of completion of trials or services and the agreed-upon fee to be paid for such services based on facts and circumstances known to the Company as of each balance sheet date. However, actual costs and timing of clinical trials are highly uncertain, subject to risks and may change depending upon a number of factors, including the Company’s clinical development plan.

If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust the accrual accordingly. Adjustments to prior period estimates have not been material.

Examples of estimated accrued research and development expenses include:

●	fees to vendors related to product manufacturing, development and distribution of clinical supplies.

●	fees to clinical research organizations in connection with clinical studies; and

●	fees to investigative sites in connection with clinical studies.

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

Effective January 1, 2017, the Company adopted ASU No. 2016-09, "Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting". This guidance simplified the accounting for share-based compensation.  Upon adoption, the Company elected to no longer apply a forfeiture rate to estimate forfeitures expected to occur and instead account for forfeitures as they occur.  The impact from the adoption of this new guidance to the excess tax benefits or the share-based compensation expense was not material nor was the impact on the statement of cash flows.

Prior to the Company’s initial public offering, or IPO, the Company had issued its stock options with a Canadian dollar denominated exercise price. Subsequent to the Company’s IPO, the Company issues its stock options with a U.S. dollar denominated exercise price.

Effective November 13, 2013, the Company voluntarily delisted from the Toronto Stock Exchange, or TSX. As a result of the delisting from the TSX and the change in the Company’s functional currency to the U.S. dollar, the stock options granted with exercise prices denominated in Canadian dollars were considered dual indexed as defined in Accounting Standards Codification, or ASC, topic 718, "Compensation, Stock Compensation". As a result, the Company was required to account for these stock options as a liability. The fair value of the stock-based compensation liability was zero at December 31, 2017. The change in the fair value of the stock-based compensation liability was recorded as an adjustment to Contributed Surplus of ($57,000) for the year ended December 31, 2017. All of the stock options with exercise prices denominated in Canadian dollars expired on January 9, 2018. Subsequent to this date, all of the Company’s stock options had exercise prices denominated in US dollars.

Warrant liability

In connection with the offerings the Company completed in the year ended December 31, 2016, the Company issued warrants to purchase common shares. These warrants may require the Company to pay the warrant holder cash under certain provisions of the warrant and therefore the Company is accounting for these warrants as a liability in accordance with ASC 480 "Distinguishing Liabilities from Equity". As a result of these warrants being classified as liabilities, the Company is required to calculate the fair value of these warrants at each reporting date. The fair value of these warrants are calculated utilizing a Black-Scholes pricing model. The Company calculated the initial fair value of these warrants at the date the warrants were issued. At each reporting date the Company is required to remeasure the fair value of the warrant liability and any corresponding increase or decrease to the warrant liability is recorded as a component of other income or expense in our consolidated statement of operations and comprehensive loss. In addition, if a warrant holder exercises warrants the Company is required to revalue the fair value of the underlying warrants on the date of exercise and reclassify the change in the fair value from the warrant liability to contributed surplus.

Certain inputs utilized in the Company’s Black-Scholes pricing model may fluctuate in future periods based upon factors which are outside of the Company’s control. A significant change in one or more of these inputs used in the calculation of the fair value may cause a significant change to the fair value of our warrant liability which could also result in material non-cash gain or loss being reported in our consolidated statement of operations and comprehensive loss.

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

The Company follows ASC 820-10, "Fair Value Measurements and Disclosures, " which among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, a three-tier fair value hierarchy has been established, which prioritizes the inputs used in measuring fair value as follows:

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

Recent accounting pronouncements

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842) ", updated in July 2018 with No. 2018-11. This guidance requires lessees to recognize a lease liability and a right-of-use asset with the exception of short-term leases. In addition, lessees are required to classify leases as either operating or finance based on current criteria of whether or not the lease is effectively a financed purchase by the lessee. The new standard is effective for the annual reporting period beginning after December 15, 2018 and early adoption is permitted. Although the Company is in the process of evaluating the impact of this guidance on its consolidated financial statements and related disclosures, the Company expects that its operating lease will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon adoption.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments", addressing eight specific cash flow issues in an effort to reduce diversity in practice. The Company adopted this standard in the first quarter of 2018, and the adoption did not have an impact on the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, "Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting". The new standard provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The new standard became effective for the Company on January 1, 2018. The adoption of this standard did not have a material impact on the Company's financial position or results of operations.

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

The following table presents the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	For the Years Ended December 31,
	2018	2017	2016
Net loss per share:
Net loss	$(6,778)	$(8,628)	$(11,164)
Weighted-average common shares – basic and diluted	30,115	30,111	23,002
Net loss per share – basic and diluted per share	$(0.23)	$(0.29)	$(0.49)

The following dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding as of the year ended December 31, 2018, 2017 and 2016 as the Company recorded a net loss in all periods and, therefore, they would be anti-dilutive (in thousands):

	For the Years Ended December 31,
	2018	2017	2016
Options to purchase common shares	2,950	2,931	2,868
Common share purchase warrants	5,798	5,825	5,965

4.	Securities available-for-sale

Securities available-for-sale consisted of the following as of December 31, 2018 (in thousands):

	December 31, 2018
	Amortized	Unrealized		Estimated
	Cost	Gain	Loss	Fair Value
Commercial paper	$892	$—	$—	$892
U.S. government sponsored enterprise securities	649	—	—	649
	$1,541	$—	$—	$1,541

As of December 31, 2018, all of the Company’s securities available-for-sale have a maturity date of less than one year.

Securities available-for-sale consisted of the following as of December 31, 2017 (in thousands):

	December 31, 2017
	Amortized	Unrealized		Estimated
	Cost	Gain	Loss	Fair Value
Commercial paper	$3,590	$—	$—	$3,590
U.S. government sponsored enterprise securities	4,985	—	(2)	4,983
Corporate debt securities	1,184	—	—	1,184
	$9,759	$—	$(2)	$9,757

As of December 31, 2017, all of the Company’s securities available-for-sale have a maturity date of less than one year.

5.	Fair value measurement and financial instruments

As of December 31, 2018, the Company has $11.9 million of securities consisting of money market funds, commercial paper and U.S. government sponsored enterprise securities with maturities that range from two days to six months with an overall average time to maturity of approximately one month. The Company has the ability to liquidate these investments without restriction. The Company determines fair value for securities with Level 1 inputs through quoted market prices. The Company determines fair value for securities with Level 2 inputs through broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. The Company’s Level 2 securities have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, typically utilizing third party pricing services or other observable market data. The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, and other industry and economic events. The Company’s Level 3 inputs are unobservable inputs based on the Company’s assessment that market participants would use in pricing the instruments.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis for the periods presented (in thousands):

	December 31, 2018	Level 1	Level 2	Level 3
Assets:
Money market funds	$20	$20	$—	$—
Commercial paper	9,729	—	9,729	—
U.S. government sponsored enterprise securities	2,198	—	2,198	—
Total assets	$11,947	$20	$11,927	$—
Liabilities:
Warrant liability	$1,399	$—	$—	$1,399
Total liabilities	$1,399	$—	$—	$1,399

	December 31, 2017	Level 1	Level 2	Level 3
Assets:
Money market funds	$34	$34	$—	$—
Commercial paper	19,020	—	19,020	—
U.S. government sponsored enterprise securities	4,983	—	4,983	—
Corporate debt securities	1,184	—	1,184	—
Total assets	$25,221	$34	$25,187	$—
Liabilities:
Warrant liability	$10,089	$—	$—	$10,089
Total liabilities	$10,089	$—	$—	$10,089

Warrant liability

In connection with the offering completed on May 11, 2016, the Company issued 1,785,714 warrants to purchase its common shares. These warrants may require the Company to pay the warrant holder cash under certain provisions of the warrant and therefore the Company is accounting for these warrants as a liability. As a result of these warrants being classified as a liability, the Company is required to calculate their fair value at each reporting date. The fair value of these warrants is calculated utilizing a Black-Scholes pricing model. The Company calculated the initial fair value of these warrants on May 11, 2016, the date the warrants were issued. As of December 31, 2018, only 10,000 of these warrants remain outstanding for which the fair value was remeasured as of December 31, 2018. The following inputs were utilized in the Black-Scholes pricing model:

	December 31,
	2018	2017
Stock price at the end of each reporting period	$0.83	$2.27
Exercise price	$1.40	$1.40
Risk-free interest rate	2.46%	2.01%
Volatility	82.47%	143.57%
Dividend yield	0.00%	0.00%
Expected life in years	2.36	3.36
Calculated fair value per warrant	$0.29	$1.95

  In connection with the offering completed on August 26, 2016, the Company issued 5,606,250 warrants to purchase its common shares. These warrants may require the Company to pay the warrant holder cash under certain provisions of the warrant and therefore the Company is accounting for these warrants as a liability. As a result of these warrants being classified as a liability, the Company is required to calculate the fair value of these warrants at each reporting date. The fair value of these warrants is calculated utilizing a Black-Scholes pricing model. The Company calculated the initial fair value of these warrants on August 26, 2016, the date the warrants were issued. As of December 31, 2018, all of these warrants remain outstanding for which the fair value was remeasured. The following inputs were utilized in the Black-Scholes pricing model:

	December 31,
	2018	2017
Stock price at the end of each reporting period	$0.83	$2.27
Exercise price	$4.00	$4.00
Risk-free interest rate	2.45%	2.04%
Volatility	104.52%	145.36%
Dividend yield	0.00%	0.00%
Expected life in years	2.65	3.65
Calculated fair value per warrant	$0.25	$1.80

The following table presents a reconciliation of the warrant liability measured at fair value using unobservable inputs (Level 3) (in thousands):

	For the Years Ended December 31,
	2018	2017
Balance at beginning of period	$10,089	$13,396
Change in the fair value of warrant liability	(8,690)	(3,307)
Balance at end of period	$1,399	$10,089

The Company recognizes transfers into and out of levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstances that caused the transfer occurs. There were no transfers of assets or liabilities between the fair value measurement classifications.

6.	Prepaid expenses and other current assets

Prepaid expenses as of December 31, 2018 and 2017 consisted of the following (in thousands):

	December 31,
	2018	2017
Prepaid insurance	$245	$233
Prepaid research and development expenses	256	709
Other prepaid expenses and other current assets	155	70
Prepaid expenses and other current assets	$656	$1,012

As of December 31, 2018 and 2017, prepaid research and development expenses includes $0.2 million and $0.7 million, respectively for upfront fees paid to the Company’s clinical research organization assisting with the Company’s clinical trials and to a third-party manufacturers for the development of topsalysin. The upfront fees will be relieved in future periods based upon work completed.

7.	Property and equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2018	2017
Equipment	$6	$5
Computer hardware and software	17	20
Leasehold improvements	156	156
Furniture and fixtures	70	72
	249	253
Less: accumulated depreciation	(245)	(251)
Property and equipment, net	$4	$2

Depreciation expense was $2,000, $4,000 and $12,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

8.	Accrued expenses

Accrued expenses as of December 31, 2018 and 2017 consisted of the following (in thousands):

	December 31,
	2018	2017
Accrued personnel related costs	$209	$904
Accrued interest	41	41
Accrued research and development expenses	586	273
Accrued audit and tax services	168	246
Other accrued expenses	188	35
Accrued expenses	$1,192	$1,499

9.	Promissory notes

On September 2, 2016, the Company repaid the outstanding principal balance on its Loan and Security Agreement with Oxford Finance LLC, or Oxford.

On September 8, 2017, the Company entered into a new Loan and Security Agreement with Silicon Valley Bank, or SVB. Under the terms of the agreement, the Company borrowed $7.0 million which bears fixed interest of 6.75% per annum. The Company has the option to prepay the outstanding balance of the loan in full, subject to a prepayment fee of 1% to 3% depending upon when the prepayment occurs. Upon the final repayment of the loan on the maturity date of September 1, 2021, by prepayment, or upon acceleration, the Company will pay SVB an additional fee of 5% of the principal amount of $7.0 million. This additional fee was recorded as a debt discount and is being recognized as interest expense over the life of the loan utilizing the effective interest method.

Under the terms of the agreement, the Company had the option to request an additional $3.0 million of principal. The Company decided to not exercise the option to drawdown the additional $3.0 million of principal and this option expired at December 31, 2018.

In September 2018, the Company announced that it had met the requirements within its existing Loan and Security Agreement with SVB to extend the interest only periods to March 31, 2019. The Company will begin making interest and principal payments starting on April 1, 2019 and ending on the final payment date of September 1, 2021.

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

The Company is not subject to any financial covenants under the loan. As of December 31, 2018, the Company was in compliance with all covenants under the loan. The loan agreement contains customary affirmative and negative covenants, indemnification provisions and events of default. The affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports and maintain certain intellectual property rights. The negative covenants include, among others, restrictions on transferring or licensing our assets, changing our business, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, and creating other liens on our assets, in each case subject to customary exceptions. If the Company defaults under the loan, SVB may accelerate all of our repayment obligations and take control of our pledged assets. SVB could declare a default under the loan upon the occurrence of any event that SVB interprets as a material adverse change as defined under the loan agreement, thereby requiring us to repay the loan immediately.

As of December 31, 2018, the future contractual principal and final fee payments on our debt obligations are as follows (in thousands):

2019	$2,100
2020	2,800
2021	2,450
Total	$7,350

 The following table shows actual interest expense, amortization of the debt discount and amortization of the issuance costs that was charged to interest expense (in thousands):

	For the Years Ended December 31,
	2018	2017	2016
Stated interest	$479	$146	$292
Amortization of debt discount	149	44	81
Amortization of promissory notes issuance costs	56	17	—
Interest expense	$684	$207	$373

The Company calculated the fair value of the secured promissory notes as $6.8 million (Level 3) as of December 31, 2018. The fair value of long-term debt is based on the net present value of calculated interest and principal payments, using an interest rate of 6.75%, which takes into consideration the financial position of the Company and the recent interest rate environment for new debt issuances for comparable companies. The fair value of this equity component was derived using the Black-Scholes valuation model. The Company calculated the promissory notes’ fair value by allocating to equity and the debt based on their respective fair values.

10.	Shareholders’ equity

Shares issued in equity sales agreement

On December 7, 2018, the Company entered into a Controlled Equity OfferingSM Sales Agreement, or Sales Agreement, with Cantor Fitzgerald & Co., or Cantor Fitzgerald, as sales agent pursuant to which the Company may offer and sell from time to time, through Cantor Fitzgerald, common shares of the Company having an aggregate offering price of up to $20.0 million. The Company will pay Cantor Fitzgerald an amount equal to 3.0% of the aggregate gross proceeds from each sale of common shares.

As of December 31, 2018, the Company issued 94,762 commons shares at a weighted average price of $1.28 for total proceeds of $121,000.

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

Shares issued in registered direct transaction

On May 11, 2016, the Company completed an offering in which net proceeds of approximately $4.6 million was raised by selling 3,571,428 common shares at a price of $1.40 per share. Additionally, for each common share purchased, the investors received a warrant to purchase one-half of a common share of the Company at an exercise price of $1.40 per full share for a period of five years from May 11, 2016. During the year ended December 31, 2016, 1,775,714 of these warrants were exercised which generated proceeds of $2.5 million. As of December 31, 2018, 10,000 of these warrants remain outstanding.

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

Authorized

As of December 31, 2018 and 2017, the Company had unlimited shares of no par common shares authorized. There were 30.2 million and 30.1 million common shares issued and outstanding as of December 31, 2018 and 2017, respectively.

Shares reserved for future issuance

The shares reserved for future issuance as of December 31, 2018, 2017 and 2016 consisted of the following (in thousands):

	December 31,
	2018	2017	2016
Common share purchase warrants	5,798	5,825	5,965
Stock options
Granted and outstanding	2,950	2,931	2,868
Reserved for future grants	71	36	143
	8,819	8,792	8,976

11.	Common share purchase warrants

At December 31, 2018 and 2017 there were 5.8 million and 5.8 million common share purchase warrants outstanding at a weighted average exercise price of $3.94 and $4.05, respectively. During the year ended December 31, 2018, no common share purchase warrants were issued or expired.

The following table summarizes the expiration dates for the Company’s outstanding common share purchase warrants as of December 31, 2018 (in thousands) except per share data:

Number of warrants outstanding	Exercise Price	Expiration date
10	$1.40	May 11, 2021
82	$2.19	June 30, 2021
5,606	$4.00	August 26, 2021
100	$2.11	September 8, 2024
5,798

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

The Plan is based on a cumulative percentage of options issuable up to 10% of the Company’s outstanding common shares. As of December 31, 2018, 2017 and 2016, there were 71,041, 35,646, and 142,566 shares, respectively, registered and unregistered available to be issued under the Plan.

During the year ended December 31, 2018, the Company issued options to purchase 1,115,667 common shares to its directors and employees. These options vest over a three year period for employees and over a one year period for directors. The contractual period for the granted options is ten years.

The Company recognized stock-based compensation expense as follows (in thousands):

	For the Years Ended December 31,
	2018	2017	2016
Research and development	$177	$481	$143
General and administrative	683	1,231	282
Total	$860	$1,712	$425

As of December 31, 2018 there were $0.9 million of unrecognized compensation costs related to unvested stock options. As of December 31, 2018 the Company expects to recognize those costs over a weighted average period of 1.5 years.

The fair values of options granted during the year ended December 31, 2018, 2017 and 2016 were estimated at the date of grant using the following weighted-average assumptions:

	For the Years Ended December 31,
	2018	2017	2016
Expected life of the option term (years)	4.9	4.2	3.9
Risk-free interest rate	2.5%	1.9%	1.5%
Dividend rate	0.0%	0.0%	0.0%
Volatility	127.7%	134.8%	144.0%

Expected Life of the Option Term – This is the period of time that the options granted are expected to remain unexercised. Options granted during 2018 have a contractual term of ten years. The Company estimates the expected life of the option term based on actual past behavior for similar options.

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

The following table summarizes stock option activity, including options issued to employees, directors and non-employees (in thousands, except per share and contractual term data):

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2016	1,677	$5.52	2.9	$374
Options granted	1,290	2.21
Options exercised	(41)	2.26
Options expired	(56)	28.94
Options forfeited	(2)	4.41
Outstanding at December 31, 2016	2,868	$3.63	4.8	$1,431
Options granted	222	2.12
Options exercised	(3)	0.46
Options expired	(101)	16.34
Options forfeited	(55)	2.23
Outstanding at December 31, 2017	2,931	$3.10	4.4	$992
Options granted	1,116	0.98
Options expired	(1,097)	4.74
Outstanding at December 31, 2018	2,950	$1.60	7.3	$83
Vested or expected to vest at December 31, 2018	2,950	$1.60	7.3	$83
Exercisable at December 31, 2018	1,431	$1.89	5.2	$83

The weighted average fair value of options granted during the years ended December 31, 2018, 2017 and 2016 was approximately $0.83, $1.78 and $1.88, respectively.

The aggregate intrinsic value was calculated as the difference between the exercise price of the stock options converted to U.S. dollars and the fair value of the Company’s common stock as of the respective balance sheet date. The Company settles employee stock option exercises with newly issued common shares.

13.	Revenue for license agreements

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

Accounting for the Kissei Agreement after the Adoption of Topic 606:

Effective January 1, 2018, the Company adopted ASU, No. 2014-09, "Revenue from Contracts with Customers (Topic 606) " and the related amendments that were issued by the FASB. Upon adoption of this standard, the Company utilized the modified retrospective adoption method, meaning that any identified cumulative effect of applying the new guidance would be recognized as an adjustment to the opening retained earnings balance.

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

14.	Income taxes

The component of the loss before provision for income taxes were as follows (in thousands):

	For the Years Ended December 31,
	2018	2017	2016
United States	$(623)	$(1,931)	$(521)
Canada	(6,155)	(6,697)	(10,643)
Loss before provision for income taxes	$(6,778)	$(8,628)	$(11,164)

The components of the provision for income taxes from continuing operations is as follows (in thousands):

For the Years Ended December 31,
	2018	2017	2016
Current Tax:
Canada	$—	$—	$—
US	—	—	—
State	—	—	—
	$—	$—	$—
Deferred Tax:
Canada	$—	$—	$—
US	—	—	—
State	—	—	—
	—	—	—
	$—	$—	$—

A reconciliation of income taxes to the amount computed by applying the statutory federal income tax rate to the net loss is as follows (in thousands, except income tax rates):

	For the Years Ended December 31,
	2018	2017	2016
Combined federal and provincial income tax rates	27.00%	26.00%	26.00%
Income tax benefit at statutory rates	$(1,830)	$(2,243)	$(2,902)
State income tax, net of federal benefit	22	(3)	1
Permanent items	2	3	(17)
Tax credits	(144)	—	—
Non-deductible stock-based compensation	552	429	81
Foreign accrual property income	120	72	69
Expired NOLs	200	140	79
Return to provision true up	39	1	60
Uncertain tax positions	15	718	68
Rate differential	57	(154)	60
Effect of Canadian rate change	—	(1,428)	—
Effect of U.S. federal rate change	—	545	—
Effect of U.S. state rate change	(18)	—	183
Other	31	12	(112)
Revaluation of warrant liability	(2,346)	(860)	86
CTA	—	—	(312)
Change in valuation allowance	3,300	2,768	2,656
Income tax expense	$—	$—	$—

Significant components of the Company’s deferred tax assets as of December 31, 2018 and 2017 are shown below (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards (non-capital losses)	$40,169	$36,110
Scientific research and development	2,605	2,605
Tax credits	3,889	3,964
Stock based compensation	410	815
Other, net	63	164
Share issue costs	344	490
Total deferred tax assets, net, before valuation allowance	47,480	44,148
Valuation allowance	(47,480)	(44,148)
Net deferred tax assets	$—	$—

Due to the operating losses since inception, a valuation allowance has been recognized to offset net deferred tax assets as realization of such deferred tax assets is not more likely than not. During the years ended December 31, 2018 and 2017, the valuation allowance on the deferred tax assets increased by $3.3 million and $2.7 million, respectively.

At December 31, 2018, the Company had Canadian, U.S. federal and California net operating loss carryforwards of approximately $148.4 million, $2.5 million and $1.5 million, respectively, which may be used to reduce future taxable income. The income tax benefit, if any, of these losses has not been recorded due to the uncertainty of their recovery. The net operating losses being to expire in 2026 for Canadian tax purposes, 2034 for U.S. federal tax purposes and 2034 for California tax purposes. As a result of tax reform enacted in 2017, U.S. federal net operating losses generated in 2018 and forward will be carried forward indefinitely and be available to offset up to 80% of future taxable income each year.

At December 31, 2018, the Company had Canadian Scientific Research and Experimental Development, or SR&ED, tax credits, investment tax credits and foreign tax credits of approximately $9.6 million, $2.4 million and $0.2 million. The SR&ED tax credits carry forward indefinitely, while the investment tax credits and foreign tax credits begin to expire in 2019 and 2023, respectively.

In addition, the Company has U.S. federal and California research and development tax credits of $1.7 million and $0.6 million. The federal credits begin to expire in 2031 and the California credits carry forward indefinitely.

The Company’s Canadian tax years are subject to inspection from 2011 forward. The Company’s U.S. federal and California 2011 tax returns are subject to examination by taxing authorities.

The future utilization of the Company’s net operating loss carry forwards and research and development credit carry forwards to offset future taxable income and tax, respectively, may be subject to an annual limitation under Internal Revenue Code of 1986, as amended, or the Code, Sections 382 and 383 as a result of ownership changes that may have occurred previously or may occur in the future. Section 382 and 383 limits a company’s ability to utilize certain net operating loss carry forwards and tax credit carry forwards in the event of a cumulative change in ownerships in excess of 50% as defined in the Code.

Uncertain Tax Positions

In accordance with ASC740, "Income Taxes" (ASC740), tax benefits. In accordance with ASC740, tax benefits are only recognized when a position is more likely than not of being sustained. Tax benefits are then measured using a cumulative benefit approach whereby the largest amount of tax benefit that is more likely than not of being sustained is recognized.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

	For the Years Ended December 31,
	2018	2017	2016
Beginning balance	$1,151	$428	$325
Increase related to prior year tax positions	—	610	103
Increase related to current year tax positions	22	113	—
Ending balance	$1,173	$1,151	$428

 The amount of unrecognized tax benefit that, if recognized and realized, would affect the effective tax rate is zero as of December 31, 2018. To the extent unrecognized tax benefits are recognized at a time such valuation allowance no longer exists, the addition amount that would affect the effective tax rate is approximately $1.2 million. The Company does not anticipate any significant decreases in its unrecognized tax benefits over the next 12 months. The Company recognizes interest and/or penalties related to income tax matters in income tax expense. For the years ended December 31, 2018 and 2017, the Company has not recognized any interest or penalties related to income taxes.

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

In conjunction with the tax law change, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118 to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. At December 31, 2018, the Company has now completed its accounting for the income tax effects of the Tax Act and recognized no adjustments to the provisional amounts recorded at December 31, 2017.

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

Operating leases

The Company leases a facility, comprising the Company’s headquarters, located in San Diego, California under a non-cancelable lease. During January 2019, the Company exercised a one-year lease extension on its headquarters in San Diego, California. As a result of this extension, the expiration date for the Company’s headquarters was extended from May 2019 to May 2020. The rent on the Company’s headquarters is currently $9,517 per month.

Total rent expense under operating leases was $0.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Future minimum lease payments under non-cancelable operating leases at December 31, 2018 are as follows (in thousands):

Future rent payments
2019	$130
2020	54
Total	$184

Purchase commitments

The Company is required to schedule its manufacturing activities in advance. If the Company cancels any of these scheduled activities without proper notice the Company would be required to pay penalties equal to the cost of the originally scheduled activity. The Company estimates that the cost of these penalties would be approximately $0.7 million at December 31, 2018 if the Company cancels the scheduled activities. The amounts recorded under these manufacturing contracts included in research and development was $4.8 million, $0.6 million and $0.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.

License agreements

Topsalysin License Agreement for Prostate Cancer

In 2004, the Company licensed exclusive rights to topsalysin for the treatment of prostate cancer under an agreement with UVIC and Johns Hopkins. The Company has agreed to make cumulative milestone payments over the lifecycle of topsalysin of up to CND$3.6 million, or $2.6 million, as converted, on the achievement of certain clinical and regulatory milestones and to pay royalties on commercial sales of resulting products. From the inception of the agreement, we have paid milestone payments of CND$0.1 million, or $0.1 million, applying the historical conversion rate at each payment date. To date the Company has completed three clinical trials in patients with prostate cancer.

Topsalysin License Agreement for BPH

In 2009, the Company licensed exclusive rights to topsalysin under an agreement with UVIC and Johns Hopkins with respect to the use of topsalysin for the treatment of the symptoms of BPH and other non-cancer diseases and conditions of the prostate, with the exception of prostate cancer. The license agreement requires us to make payments of CND$1.3 million, or $1.0 million, as converted, on the achievement of certain clinical and regulatory milestones and to pay royalties on commercial sales of resulting products. From the inception of the agreement, the Company has incurred sub-license fees of $0.6 million and milestone payments of $0.1 million under this agreement.

As the timing of when these payments will actually be made is uncertain and the payments are contingent upon the completion of future events, the Company cannot predict minimum future payments over the next five years.

16.	401(k) plan

The Company has a deferred compensation plan, or the 401(k) Plan, pursuant to Section 401(k) of the Code where by all employees, subject to certain age requirement can contribute pretax earnings to the plan. The Company makes safe harbor contributions to the 401(k) Plan up to 4% of eligible compensation, subject to limitations under the Code. The Company’s total contributions to the 401(k) Plan were $0.1 million for each of the years ended December 31, 2018, 2017 and 2016.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As of December 31, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2018.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

As of December 31, 2018, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2018, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report, which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

Part III.

Certain information required by Part III of this Annual Report on Form 10-K is omitted from this report because the registrant will file a definitive Proxy Statement within 120 days after the end of its fiscal year pursuant to Regulation 14A for its 2019 Annual Meeting of Shareholders to be held within 180 days of December 31, 2018, referred to as the Proxy Statement, and the information included therein is incorporated herein by reference.

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

1. Financial Statements. We have filed the following documents as part of this Annual Report:

2. Financial Statement Schedules.

All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

(b) Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit number	Description of Exhibit	Incorporated by Reference or Attached Hereto

3.1	Certificate of Amalgamation of the Registrant, dated January 1, 2005.	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

3.2	Notice of Articles of the Registrant.	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 10, 2017.

3.3	Articles of the Registrant.	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

4.1	Form of Common Share Certificate.	Incorporated by reference to the Amendment No. 4 to the Registrant’s Form S-1/A (SEC File No. 333-186724) filed on July 15, 2013.

4.2	Common Share Purchase Warrant Issued to Oxford Finance LLC dated June 30, 2014.	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 7, 2014.

4.3	Common Share Purchase Warrant Issued to Oxford Finance LLC dated June 30, 2014.	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 7, 2014.

4.4		Form of Common Share Purchase Warrant Issued in connection with the Company’s May 2016 Financing.	Incorporated by reference to the Current Report on Form 8-K filed on May 11, 2016.

4.5		Form of Common Share Purchase Warrant Issued in connection with the Company’s August 2016 Financing.	Incorporated by reference to the Current Report on Form 8-K filed on August 23, 2016.

4. 6		Common Share Purchase Warrant Issued to Silicon Valley Bank, dated September 8, 2017.	Incorporated by reference to the Quarterly Report on Form 10-Q filed on November 9, 2017.

10.1	+	Amended and Restated 2011 Stock Option Plan.	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

10.2	+	Form of Option Certificate.	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

10.3	+	Form of Indemnification Agreement by and between the Company and each of its directors.	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

10.4	+	Employment Agreement by and between Sophiris Bio Corp. and Allison Hulme, Ph.D., dated March 31, 2011.	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

10.5	+	Employment Agreement between Sophiris Bio Corp. and Randall E. Woods, dated August 16, 2012.	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

10.6	+	Employment Agreement between Sophiris Bio Corp. and Peter Slover, dated March 19, 2012.	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

10.7	*	Exclusive License Agreement effective September 30, 2004 by and among UVIC Industry Partnerships Inc., The Johns Hopkins University and the Registrant.	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

10.8		Amendment to Exclusive License Agreement by and among UVIC Industry Partnerships Inc., The Johns Hopkins University and the Registrant, dated January 10, 2005.	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

10.9	*	Exclusive License Agreement effective October 16, 2009 by and among UVIC Industry Partnerships Inc., The Johns Hopkins University and the Registrant.	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

10.10	*	Exclusive License Agreement by and between the Registrant and Kissei Pharmaceuticals Co., Ltd., dated April 28, 2010.	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

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

Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

10.13		Standard Lease by and between Allison-Zongker, L.P. and the Registrant, dated April 15, 2011.	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

10.14		First Amendment to that Certain Lease Agreement dated April 15, 2011 by and between Allison-Zongker, L.P. and the Registrant, effective April 2, 2012.	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

10.15		Indemnification Letter Agreement by and between the Registrant, Warburg Pincus Private Equity X, L.P. and Warburg Pincus X Partners, L.P., dated November 19, 2010.	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

10.16	*	Technology Transfer and Supply Agreement by and between Boehringer Ingelheim RCV GmbH & Co KG and the Registrant, dated June 29, 2012.	Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

10.17	+	Non-employee Director Compensation Program.	Incorporated by reference to the Current Report on Form 8-K filed on March 17, 2017.

10.18		Agreement Respecting Intellectual Property by and between the Registrant and Dr. J. Thomas Buckley, dated February 12, 2003, as amended by the Amendment Agreement dated May 5, 2004.	Incorporated by reference to the Amendment No. 4 to the Registrant’s Form S-1/A (SEC File No. 333-186724) filed on July 15, 2013.

10.19	+	Officer Change in Control Severance Benefit Agreement by and between Randall E. Woods and the Registrant.	Incorporated by reference to the Quarterly Report on Form 10-Q filed on November 12, 2014.

10.20	+	Officer Change in Control Severance Benefit Agreement by and between Allison Hulme and the Registrant.	Incorporated by reference to the Quarterly Report on Form 10-Q filed on November 12, 2014.

10.21	+	Officer Change in Control Severance Benefit Agreement by and between Peter T. Slover and the Company.	Incorporated by reference to the Quarterly Report on Form 10-Q filed on November 12, 2014.

10.22		Loan and Security Agreement, dated September 8, 2017 by and among the Registrant, Sophiris Bio Corp., Sophiris Bio Holding Corp. and Silicon Valley Bank.	Incorporated by reference to the Quarterly Report on Form 10-Q filed on November 9, 2017.

10.23		Controlled Equity OfferingSM Sales Agreement dated December 7, 2018 by and among the Registrant and Cantor Fitzgerald & Co.	Incorporated by reference to the Current Report on Form 8-K filed on December 7, 2018.

23.1		Consent of Independent Registered Public Accounting Firm.	Attached hereto

24.1		Power of Attorney (included on signature page).	Attached hereto

31.1		Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended.	Attached hereto

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended.	Attached hereto

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Attached hereto

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Attached hereto

101.INS	**	XBRL Instance Document	Attached hereto
101.SCH	**	XBRL Taxonomy Extension Schema Document	Attached hereto
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document	Attached hereto
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document	Attached hereto
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document	Attached hereto
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document	Attached hereto

+	Indicates management contract or compensatory plan.
*	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
**

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on the 13th day of March 2019.

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

Signature	Title	Date

/s/ Randall E. Woods	Chief Executive Officer, President and Director	March 13, 2019
Randall E. Woods	(Principal Executive Officer)

/s/ Peter T. Slover	Chief Financial Officer	March 13, 2019
Peter T. Slover	(Principal Financial Officer and Principal Accounting Officer)

/s/ Lars Ekman, M.D., Ph.D.	Executive Chairman and Director	March 13, 2019
Lars Ekman, M.D., Ph.D.

/s/ Allison Hulme, Ph.D.	Chief Operating Officer and Director	March 13, 2019
Allison Hulme, Ph.D.

/s/ John Geltosky, Ph.D.	Director	March 13, 2019
John Geltosky, Ph.D.

/s/ Jim Heppell	Director	March 13, 2019
Jim Heppell

/s/ Gerald Proehl	Director	March 13, 2019
Gerald Proehl