Form 10-Q
period 2019-03-31
SOPHIRIS BIO INC.
filed 2019-05-09
CIK 1563855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

Commission file number: 001-36054

Sophiris Bio Inc.

(Exact name of registrant as specified in its charter)

British Columbia	98-1008712
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1258 Prospect Street, La Jolla, California	92037
(Address of Principal Executive Offices)	(Zip Code)

858-777-1760

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, no par value	SPHS	The Nasdaq Capital Market

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 6, 2019, the registrant had 30,217,140 common shares (no par value) outstanding.

SOPHIRIS BIO INC.

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

Sophiris Bio Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

(Unaudited)

	March 31, 2019	December 31, 2018
Assets:

Current assets:
Cash and cash equivalents	$7,678	$10,998
Securities available-for-sale	1,342	1,541
Prepaid expenses and other current assets	424	656
Total current assets	9,444	13,195

Property and equipment, net	3	4
Operating lease right-of-use asset	146	—
Other long-term assets	19	—
Total assets	$9,612	$13,199

Liabilities and shareholders’ (deficit) equity:

Current liabilities:
Accounts payable	$802	$1,862
Accrued expenses	1,160	1,192
Current portion of promissory note	2,633	1,920
Current portion of operating lease liability	124	—
Total current liabilities	4,719	4,974

Long-term promissory note	4,427	5,091
Warrant liability	846	1,399
Operating lease liability	22	—
Total liabilities	10,014	11,464

Commitments and contingencies

Shareholders’ (deficit) equity:
Common shares, unlimited authorized shares, no par value; 30,217,140 and 30,205,915 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	131,247	131,247
Contributed surplus	26,939	26,714
Accumulated other comprehensive gain	98	100
Accumulated deficit	(158,686)	(156,326)
Total shareholders’ (deficit) equity	(402)	1,735
Total liabilities and shareholders’ (deficit) equity	$9,612	$13,199

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sophiris Bio Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Operating expenses:
Research and development	$1,555	$3,330
General and administrative	1,252	1,243
Total operating expenses	2,807	4,573
Other income (expense):
Interest expense	(167)	(169)
Interest income	61	87
Gain on revaluation of warrant liability	553	1,356
Other expense, net	—	(30)
Total other income	447	1,244
Net loss	$(2,360)	$(3,329)
Basic and diluted loss per share	$(0.08)	$(0.11)
Weighted average number of outstanding shares – basic and diluted	30,215	30,111
Other comprehensive loss:
Unrealized loss on securities available-for-sale	(2)	(3)
Total other comprehensive loss	$(2,362)	$(3,332)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sophiris Bio Inc.

Condensed Consolidated Statements of Shareholders’ (Deficit) Equity

(In thousands, except share amounts)

	Common Shares		Contributed	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Surplus	Deficit	Income	(Deficit) Equity
Balance at January 1, 2019	30,205,915	$131,247	$26,714	$(156,326)	$100	$1,735
Issuance of common shares net of issuance costs of $14	11,225	—	—	—	—	—
Stock-based compensation expense	—	—	225	—	—	225
Net loss	—	—	—	(2,360)	—	(2,360)
Other comprehensive loss	—	—	—	—	(2)	(2)
Balance at March 31, 2019	30,217,140	$131,247	$26,939	$(158,686)	$98	$(402)

Balance at January 1, 2018	30,111,153	$131,247	$25,854	$(149,548)	$97	$7,650
Stock-based compensation expense	—	—	231	—	—	231
Other	—	—	—	1	—	1
Net loss	—	—	—	(3,329)	—	(3,329)
Other comprehensive loss	—	—	—	—	(3)	(3)
Balance at March 31, 2018	30,111,153	$131,247	$26,085	$(152,876)	$94	$4,550

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sophiris Bio Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows used in operating activities
Net loss	$(2,360)	$(3,329)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	225	231
Accretion of debt discount	35	37
Amortization of promissory note issuance costs	14	14
Depreciation and amortization	31	1
Amortization of premium/discount on securities available-for-sale	(9)	(21)
Change in fair value warrant liability	(553)	(1,356)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	215	(10)
Accounts payable	(1,002)	299
Accrued expenses	11	326
Operating lease liability	(31)	—
Net cash used in operating activities	(3,424)	(3,808)
Cash flows provided by investing activities
Purchases of property and equipment	—	(2)
Maturities of securities available-for-sale	650	5,100
Purchases of securities available-for-sale	(444)	(1,091)
Net cash provided by investing activities	206	4,007
Cash flows used in financing activities
Payment of offering costs	(102)	—
Net cash used in financing activities	(102)	—
Net (decrease) increase in cash and cash equivalents	(3,320)	199
Cash and cash equivalents at beginning of period	10,998	16,087
Cash and cash equivalents at end of period	$7,678	$16,286

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

 Liquidity

The condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. At March 31, 2019, the Company had cash, cash equivalents and securities available-for-sale of $9.0 million. The Company expects that its cash, cash equivalents and securities available-for-sale will be sufficient to fund its operations and debt service through September 2019 and, as a result, substantial doubt exists over the Company’s ability to continue as a going concern from one year from the date of the issuance of its condensed consolidated financial statements.

The Company is currently evaluating options to further advance the clinical development of topsalysin. The Company will require significant additional funding to advance topsalysin in clinical development. The Company could use dilutive funding options such as an equity financing and/or non-dilutive funding options such as a partnering arrangement to fund future clinical development of topsalysin. The scope of any additional trial in localized prostate cancer, including whether it will be a Phase 3 trial or an additional Phase 2 trial, will be dependent upon the feedback from the U.S. Food and Drug Administration, or FDA, and the European Medicines Agency, or EMA, and securing funding to finance such clinical trial. At this point in time, the Company does not plan on pursuing new clinical trials, including an additional trial in localized prostate cancer or a second Phase 3 trial in benign prostatic hyperplasia, or BPH, unless the Company obtains additional financing or securing a development partner. There can be no assurance that such funding or development partner will be available on acceptable terms or at all.

If the Company is unable to raise additional capital to fund its development program efforts in sufficient amounts or on terms acceptable to it, the Company may have to significantly delay, scale back or discontinue the development and commercialization of topsalysin.

On March 7, 2019, the Company received a letter from the Listing Qualifications Staff of The Nasdaq Stock Market LLC, or Nasdaq, notifying the Company that for the last 30 consecutive business days prior to the date of the letter, the market value of the Company’s listed securities was less than $35 million and therefore the Company did not meet the requirement for continued listing on The Nasdaq Capital Market as required by Nasdaq Listing Rule 5550(b)(2), or the Market Value Rule, or the alternative requirements under Nasdaq Listing Rules 5550(b)(1) and 5550(b)(3).  In accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Company has 180 calendar days, or until September 3, 2019, to regain compliance with the Market Value Rule.  The Company will regain compliance with the Market Value Rule if the market value of the Company’s listed securities closes at or above $35 million for a minimum of 10 consecutive business days anytime during the 180 day compliance period. As of the date of this filing the Company has not regained compliance with the Market Value Rule.

2.	Summary of significant accounting policies

Basis of consolidation

The condensed consolidated financial statements include the accounts of the Company, Sophiris Bio Corp. and Sophiris Bio Holding Corp. All intercompany balances and transactions have been eliminated for purposes of consolidation.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States, or GAAP, for the interim financial information and the rules and regulations of the Securities and Exchange Commission, or SEC, related to quarterly reports on Form 10-Q. Accordingly, they do not include all of the information and disclosures required by GAAP for annual audited financial statements and should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K, or Annual Report, filed with the SEC on March 13, 2019. The accompanying year-end condensed balance sheet data was derived from the audited consolidated financial statements but does not include all disclosures required by GAAP. In the opinion of management, these condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. The results of operations for the interim periods shown in this report are not necessarily indicative of the results that may be expected for any future period, including the full year.

During the three months ended March 31, 2019, there have been no changes to our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, except as described below.

 Leases

The Company currently leases its corporate headquarters. When the Company enters into a lease, it determines whether the agreement is a lease or contains a lease and at commencement it evaluates each lease agreement to determine whether the lease is an operating or financing lease. The Company will evaluate the lease to determine if the lease contains renewal options, tenant improvement allowances, rent holidays and rent escalation clauses. The Company adopted the Financial Accounting Standards Board Accounting Standards Update, or ASU, "Leases," or ASU 2016-02, using the modified retrospective approach with an effective date as of January 1, 2019 for leases that existed on that date. Prior period results continue to be presented under ASC 840 based on the accounting standard originally in effect for such periods.

Pursuant to ASU 2016-02, the Company’s office facility lease continued to be classified as operating leases. With the adoption of ASU 2016-02, the Company recorded an operating lease right-of-use asset and an operating lease liability on its balance sheet. Right-of-use lease assets represents its right to use the underlying asset for the lease term and the lease obligation represents its commitment to make the lease payments arising from the lease. Right-of-use lease assets and obligations are recognized at the commencement date based on the present value of remaining lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company used an estimated incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The right-of-use lease asset includes any lease payments made prior to commencement and excludes any lease incentives. The lease term may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Operating lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectations regarding the terms. The Company combines lease and non-lease components. Leases with an initial term of 12 months or less are not recorded on the balance sheet.

Prior to the Company’s adoption of ASU 2016-02, when the lease agreement contained renewal options and rent escalation clauses, the Company recorded a deferred rent asset or liability equal to the difference between the rent expense and the future minimum lease payments due. The lease expense related to operating leases was recognized on a straight-line basis in the statements of operations over the term of each lease.

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

The following diluted securities have been excluded from the computation of diluted weighted-average shares outstanding as of March 31, 2019 and 2018 as the Company recorded a net loss in both periods and therefore, they would be anti-dilutive (in thousands):

	March 31,
	2019	2018
Options to purchase common shares	2,931	2,860
Common share purchase warrants	5,798	5,825

4.	Securities Available-for-Sale

Securities available-for-sale consisted of the following as of March 31, 2019 (in thousands):

	March 31, 2019
	Amortized	Unrealized		Estimated
	Cost	Gain	Loss	Fair Value
Commercial paper	$1,342	$—	$—	$1,342
	$1,342	$—	$—	$1,342

As of March 31, 2019, all of the Company’s securities available-for-sale have a maturity date of less than one year.

Securities available-for-sale consisted of the following as of December 31, 2018 (in thousands):

	December 31, 2018
	Amortized	Unrealized		Estimated
	Cost	Gain	Loss	Fair Value
Commercial paper	$892	$—	$—	$892
U.S. government sponsored enterprise securities	649	—	—	649
	$1,541	$—	$—	$1,541

As of December 31, 2018, all of the Company’s securities available-for-sale have a maturity date of less than one year.

5.	Fair value measurement and financial instruments

As of March 31 2019, the Company has $8.1 million of securities consisting of money market funds and commercial paper securities with maturities that range from one day to six months with an overall average time to maturity of approximately one month. The Company has the ability to liquidate these investments without restriction. The Company determines the fair value for securities with Level 1 inputs through quoted market prices. The Company determines the fair value for securities with Level 2 inputs through broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. The Company’s Level 2 securities have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, typically utilizing third party pricing services or other observable market data. The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, and other industry and economic events. The Company’s Level 3 inputs are unobservable inputs based on the Company’s assessment that market participants would use in pricing the instruments.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis for the periods presented (in thousands):

	March 31, 2019	Level 1	Level 2	Level 3
Assets:
Money market funds	$382	$382	$—	$—
Commercial paper	7,674	—	7,674	—
Total assets	$8,056	$382	$7,674	$—
Liabilities:
Warrant liability	$846	$—	$—	$846
Total liabilities	$846	$—	$—	$846

	December 31, 2018	Level 1	Level 2	Level 3
Assets:
Money market funds	$20	$20	$—	$—
Commercial paper	9,729	—	9,729	—
U.S. government sponsored enterprise securities	2,198	—	2,198	—
Total assets	$11,947	$20	$11,927	$—
Liabilities:
Warrant liability	$1,399	$—	$—	$1,399
Total liabilities	$1,399	$—	$—	$1,399

Warrant liability

In connection with the offering completed on May 11, 2016, the Company issued 1,785,714 warrants to purchase its common shares. These warrants may require the Company to pay the warrant holder cash under certain provisions of the warrant and therefore the Company is accounting for these warrants as a liability. As a result of these warrants being classified as a liability, the Company is required to calculate their fair value at each reporting date. The fair value of these warrants is calculated utilizing a Black-Scholes pricing model. The Company calculated the initial fair value of these warrants on May 11, 2016, the date the warrants were issued. As of March 31, 2019, only 10,000 of these warrants remain outstanding for which the fair value was remeasured as of March 31, 2019. The following inputs were utilized in the Black-Scholes pricing model:

	March 31, 2019	December 31, 2018
Stock price	$0.99	$0.83
Exercise price	$1.40	$1.40
Risk-free interest rate	2.25%	2.46%
Volatility	77.09%	82.47%
Dividend yield	0.00%	0.00%
Expected life in years	2.11	2.36
Calculated fair value per warrant	$0.34	$0.29

In connection with the offering completed on August 26, 2016, the Company issued 5,606,250 warrants to purchase its common shares. These warrants may require the Company to pay the warrant holder cash under certain provisions of the warrant and therefore the Company is accounting for these warrants as a liability. As a result of these warrants being classified as a liability, the Company is required to calculate the fair value of these warrants at each reporting date. The fair value of these warrants is calculated utilizing a Black-Scholes pricing model. The Company calculated the initial fair value of these warrants on August 26, 2016, the date the warrants were issued. As of March 31, 2019, all of these warrants remain outstanding for which the fair value was remeasured. The following inputs were utilized in the Black-Scholes pricing model:

	March 31, 2019	December 31, 2018
Stock price	$0.99	$0.83
Exercise price	$4.00	$4.00
Risk-free interest rate	2.23%	2.45%
Volatility	79.89%	104.52%
Dividend yield	0.00%	0.00%
Expected life in years	2.41	2.65
Calculated fair value per warrant	$0.15	$0.25

The following table presents a reconciliation of the warrant liability measured at fair value using unobservable inputs (Level 3) (in thousands):

Three Months Ended March 31, 2019
Liabilities:
Balance at beginning of period	$1,399
Change in the fair value of warrant liability	(553)
Balance at end of period	$846

The Company recognizes transfers into and out of levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstances that caused the transfer occurs. There were no transfers of assets or liabilities between the fair value measurement classifications.

6.	Prepaid expenses and other current assets

Prepaid expenses and other current assets as of March 31, 2019 and December 31, 2018 consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Prepaid insurance	$147	$245
Prepaid research and development expenses	125	256
Other prepaid expenses and other current assets	152	155
Prepaid expenses and other current assets	$424	$656

As of March 31, 2019 and December 31, 2018, prepaid research and development expenses includes $0.1 million and $0.2 million, respectively, for upfront fees paid to the Company’s third-party manufacturing vendors for the development of topsalysin. The upfront fees will be relieved in future periods based upon work completed.

7.	Accrued expenses

Accrued expenses as of March 31, 2019 and December 31, 2018 consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Accrued personnel related costs	$229	$209
Accrued interest	41	41
Accrued research and development expenses	584	586
Accrued audit and tax services	157	168
Other accrued expenses	149	188
Accrued expenses	$1,160	$1,192

8.	Promissory notes

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

In September 2018, the Company announced that it had met the requirements within its existing Loan and Security Agreement with SVB to extend the interest only periods to March 31, 2019. The Company began making interest and principal payments on April 1, 2019, with the final payment due on September 1, 2021.

Pursuant to the first tranche of the loan, the Company issued warrants to SVB to purchase an aggregate of up to 99,526 of the Company’s common shares at an exercise price of $2.11 per share. The warrants expire on September 8, 2024. The fair value of $0.2 million for this equity component was derived using the Black-Scholes pricing model utilizing the following inputs: risk-free interest rate – 1.9%, volatility – 113.9%, dividend yield – 0% and expected life in years – 7. The $7.0 million proceeds were allocated to equity and the debt based on their relative fair values. The equity component was recognized as a debt discount and will be amortized to interest expense over the life of the debt. Interest on the loan, consisting of the stated interest rate, final payment fee and amortization of the discount, is being recognized under the effective interest method.

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

The Company is not subject to any financial covenants under the loan. As of March 31, 2019, the Company was in compliance with all covenants under the loan. The loan agreement contains customary affirmative and negative covenants, indemnification provisions and events of default. The affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports and maintain certain intellectual property rights. The negative covenants include, among others, restrictions on transferring or licensing our assets, changing our business, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, and creating other liens on our assets, in each case subject to customary exceptions. If the Company defaults under the loan, SVB may accelerate all of our repayment obligations and take control of our pledged assets. SVB could declare a default under the loan upon the occurrence of any event that SVB interprets as a material adverse change as defined under the loan agreement, thereby requiring us to repay the loan immediately.

As of March 31, 2019, the future contractual principal and final fee payments on our debt obligations are as follows (in thousands):

2019	$2,100
2020	2,800
2021	2,450
Total	$7,350

The following table shows actual interest expense, amortization of the debt discount and amortization of the issuance costs that was charged to interest expense (in thousands):

	Three Months Ended March 31,
	2019	2018
Simple Interest	$118	$118
Accretion of debt discount	35	37
Amortization of promissory note issuance costs	14	14
Total	$167	$169

The Company calculated the fair value of the secured promissory notes as $6.8 million (Level 3) as of March 31, 2019. The fair value of long-term debt is based on the net present value of calculated interest and principal payments, using an interest rate of 6.75%, which takes into consideration the financial position of the Company and the recent interest rate environment for new debt issuances for comparable companies. The fair value of this equity component was derived using the Black-Scholes valuation model. The Company calculated the promissory notes’ fair value by allocating to equity and the debt based on their respective fair values.

9.	Operating Lease

In February 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2016-02, "Leases." ASU 2016-02 is intended to improve financial reporting of leasing transactions by requiring organizations that lease assets to recognize assets and liabilities for the rights and obligations created by leases on the balance sheet. The Company elected to adopt ASU 2016-02 retrospectively at January 1, 2019 using a simplified transition option that allows companies to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We have also elected to adopt the package of practical expedients permitted in Accounting Standards Codification Topic 842, or ASC 842. Accordingly, the Company is continuing to account for our existing operating lease as operating leases under the new guidance, without reassessing whether the contracts contain a lease under ASC 842 or whether classification of the operating lease would be different under ASC Topic 842. The Company’s lease at the adoption date was an operating lease for our corporate headquarters.

As a result of the adoption of ASU 2016-02, on January 1, 2019, the Company recognized (a) a lease liability of approximately $53,000, which represents the present value of our remaining lease payments using an estimated incremental borrowing rate of 6.75% and (b) a right-of-use asset of approximately $53,000. Due to the adoption of the standard using the retrospective cumulative-effect adjustment method, there are no changes to our previously reported results prior to January 1, 2019.

Effectively January 31, 2019, the Company elected to extend its existing facility lease for an additional 12 months which resulted in the extension of the Company’s lease term from May 31, 2019 to May 31, 2020. As a result of this lease term extension the Company recognized a lease modification resulting in an increase to (a) a lease liability of approximately $124,000, which represents the present value of our remaining lease payments using an estimated incremental borrowing rate of 6.75% and (b) a right-of-use asset of approximately $124,000. As of March 31, 2019, the Company's lease liability and right-of-use assets was $146,000.

Total operating lease cost for the three months ended March 31, 2019 was $32,000, of which $11,000 and $21,000 was included as a component of research and development expense and general and administrative expense, respectively.

Maturity of the Company's lease liability is as follows (in thousands):

March 31, 2019
2019	$98
2020	54
Total	$152
Less interest	(6)
Present value of lease liability	$146

The remaining life of the Company’s operating lease as of March 31, 2019 is 1.2 years.

The discount rate of the Company's operating lease as of March 31, 2019 is 6.75%.

Future minimum lease payments under non-cancelable operating lease at December 31, 2018 was as follows (in thousands):

December 31, 2018
2019	$130
2020	54
Total	$184

10.	Shareholders’ equity

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

In January 2019 the Company issued 11,225 common shares for total proceeds of $14,061. For the year ended December 31, 2018, the Company issued 94,762 commons shares for total proceeds of $121,000.

11.	Stock-based compensation plan

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

As of March 31, 2019, the Company has 91,000 common shares which were available for issuance under the Plan.

The Company recognized stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Research and development	$66	$58
General and administrative	159	173
Total	$225	$231

As of March 31, 2019, there was $0.7 million of total unrecognized compensation expense related to non-vested stock awards, which is expected to be recognized over a weighted average period of 1.3 years.

The following table summarizes stock option activity, including options issued to employees, directors and non-employees (in thousands, except per share):

	Options Outstanding	Weighted Average Exercise Price
Outstanding at January 1, 2019	2,950	$1.60
Options expired	(19)	3.53
Outstanding at March 31, 2019	2,931	$1.59

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q, or Quarterly Report, and the audited consolidated financial statements and notes as of and for the year ended December 31, 2018 included with our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on March 13, 2019. Operating results are not necessarily indicative of results that may occur in future periods.

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

All dollar amounts are expressed in U.S. dollars unless otherwise noted. All amounts that are expressed on an as-converted from Canadian dollar to U.S. dollar basis are calculated using the conversion rate as of March 31, 2019 unless otherwise noted.

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

We believe the safety and biopsy data from the first administration of topsalysin supports moving forward with a single Phase 3 registration trial design using a single administration of topsalysin. However, the scope any additional trial in localized prostate cancer, including whether it will be a Phase 3 clinical trial or an additional Phase 2 clinical trial will be dependent upon feedback from the U.S. Food and Drug Administration, or FDA, and the European Medicines Agency, or EMA, and securing additional funding to finance such clinical trial. Formal discussions with the EMA are currently underway and we expect to obtain formal regulatory guidance on our design for a Phase 3 registration trial in the first half of 2019.

We are currently evaluating options to further advance the clinical development of topsalysin. We will require significant additional funding to advance topsalysin in clinical development. We could use dilutive funding options such as an equity financing and/or non-dilutive funding options such as a partnering arrangement to fund future clinical development of topsalysin. The scope of any additional trial in localized prostate cancer, including whether it will be a Phase 3 trial or an additional Phase 2 trial, will be dependent upon the feedback from the FDA and the EMA and securing funding to finance such clinical trial. At this point in time we do not plan on pursuing new clinical trials, including an additional trial in localized prostate cancer or a second Phase 3 trial in benign prostatic hyperplasia, or BPH, unless we obtain additional financing or secure a development partner. There can be no assurance that such funding or development partner will be available on acceptable terms or at all. Further, we cannot currently estimate when the clinical development required to seek the regulatory approvals needed to commercialize topsalysin for the treatment of clinically significant localized prostate cancer or the treatment of the symptoms of BPH will be completed.

During the three months ended March 31, 2019 we completed a fill finish campaign at commercial scale which produced drug product for future clinical trials. Analysis for release of this recently filled drug product is underway. Any delay in the release of this clinical trial drug product would result in future delays in our ability to commence additional clinical trials.

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

Essentially all of our research and development expenses were related to topsalysin during the three months ended March 31, 2019 and 2018. We recognized research and development expenses as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Clinical research and development	$539	$1,103
Manufacturing	950	2,169
Stock-based compensation expense	66	58
	$1,555	$3,330

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation. Other general and administrative expenses include allocated facility-related costs not otherwise included in research and development expenses, travel expenses, market research expenses and professional fees for auditing, tax, investor relations and legal services. We expect general and administrative expenses to remain fairly consistent over the next year. However, if we were to move our drug candidate towards commercialization in future periods we would expect that general and administrative expenses would increase.

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

Certain inputs utilized in our Black-Scholes pricing model may fluctuate in future periods based upon factors which are outside of our control. A significant change in one or more of these inputs used in the calculation of the fair value may cause a significant change to the fair value of our warrant liability which could also result in material non-cash gain or loss being reported in our condensed consolidated statement of operations and comprehensive loss.

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

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the revenues and expenses incurred during the reported periods. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates.

Results Of Operations

Comparison of the three months ended March 31, 2019 and 2018

The following table summarizes the results of our operations for the three months ended March 31, 2019 and 2018, together with the changes in those items in dollars (in thousands):

	Three Months Ended March 31,		Change
	2019	2018	2019 vs. 2018
Research and development expenses	1,555	3,330	(1,775)
General and administrative expenses	1,252	1,243	9
Interest expense	(167)	(169)	2
Interest income	61	87	(26)
Gain on revaluation of warrant liability	553	1,356	(803)
Other expense	—	(30)	30

Research and development expenses. Research and development expenses were $1.6 million in the three months ended March 31, 2019 compared to $3.3 million in the three months ended March 31, 2018. The decrease in research and development costs is attributable to the following:

●

a $1.2 million decrease in the costs associated with manufacturing activities for topsalysin. During the three months ended March 31, 2019 we completed a fill finish campaign which produced drug product for future clinical trials. During the three months ended March 31, 2018 we were actively pursuing a new drug product formulation and we were in the process of transferring our drug product manufacturing from Boehringer Ingelheim RCV GmbH & Co KG to Vetter Pharma International GmbH. Now that we have sufficient drug product on hand for future clinical trials, we expect that our costs associated with manufacturing activities will be less in future periods as we shift our focus to potential new clinical trials; and

●	a $0.5 million decrease in clinical costs associated with our completed Phase 2b clinical trial of topsalysin for localized prostate cancer which was completed in 2018.

Research and development expenses included non-cash stock-based compensation expenses of $66,000 for the three months ended March 31, 2019 as compared to $58,000 for the three months ended March 31, 2018.

General and administrative expenses. General and administrative expenses were $1.3 million in the three months ended March 31, 2019 as compared to $1.2 million for the three months ended March 31, 2018. General and administrative expenses included non-cash stock-based compensation expense of $0.2 million for the three months ended March 31, 2019 and 2018.

Interest expense. Interest expense was $0.2 million in the three months ended March 31, 2019 and 2018. The interest expense is related to the Silicon Valley Bank Loan and Security Agreement.

Interest income. Interest income was $61,000 for the three months ended March 31, 2019 as compared to $87,000 for the three months ended March 31, 2018. The decrease is due to the decrease in our interest-bearing cash and investment accounts from period to period.

 Gain on revaluation of warrant liability. Gain on revaluation of the warrant liability was $0.6 million for the three months ended March 31, 2019 as compared to $1.4 million for the three months ended March 31, 2018. The non-cash gain is associated with the change in the fair value of our warrant liability which is calculated using a Black-Scholes pricing model.

Liquidity and Capital Resources

Overview

Since our inception, our operations have been primarily financed through public and private equity sales, debt financings and payments from Kissei. Since inception, we have devoted our resources to funding and conducting research and development programs, including discovery research, preclinical studies and clinical trial activities.

At March 31, 2019 we had cash, cash equivalents and securities available-for-sale of $9.0 million and working capital of $4.7 million. We expect that our cash, cash equivalents and securities available-for-sale will be sufficient to fund our operations and debt service through September 2019, as a result, substantial doubt exists over our ability to continue as a going concern from one year from the date of the issuance of our condensed consolidated financial statements. The accompanying financial statements have been prepared on a basis which assumes we are a going concern, and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from any uncertainty related to our ability to continue as a going concern.  If we are unable to maintain sufficient financial resources, our business, financial condition and results of operations will be materially and adversely affected. There can be no assurance that we will be able to obtain the needed financing on acceptable terms or at all. Additionally, equity or debt financings may have a dilutive effect on the holdings of our existing stockholders. These factors raise substantial doubt about our ability to continue as a going concern.

We are currently evaluating options to further advance the clinical development of topsalysin. We will require significant additional funding to advance topsalysin in clinical development. We could use dilutive funding options such as an equity financing and/or non-dilutive funding options such as a partnering arrangement to fund future clinical development of topsalysin. The scope of any additional trial in localized prostate cancer, including whether it will be a Phase 3 trial or an additional Phase 2 trial, will be dependent upon the feedback from the FDA and the EMA and securing funding to finance such clinical trial. At this point in time we do not plan on pursuing new clinical trials, including an additional trial in localized prostate cancer or a second Phase 3 trial in benign prostatic hyperplasia, or BPH, unless we obtain additional financing or secure a development partner. There can be no assurance that such funding or development partner will be available on acceptable terms or at all.

On March 7, 2019, we received a letter from the Listing Qualifications Staff of The Nasdaq Stock Market LLC, or Nasdaq, notifying us that for the last 30 consecutive business days prior to the date of the letter, the market value of our listed securities was less than $35 million and therefore we did not meet the requirement for continued listing on The Nasdaq Capital Market as required by Nasdaq Listing Rule 5550(b)(2), or the Market Value Rule, or the alternative requirements under Nasdaq Listing Rules 5550(b)(1) and 5550(b)(3).  In accordance with Nasdaq Listing Rule 5810(c)(3)(C), we have 180 calendar days, or until September 3, 2019, to regain compliance with the Market Value Rule.  We will regain compliance with the Market Value Rule if the market value of our listed securities closes at or above $35 million for a minimum of 10 consecutive business days anytime during the 180-day compliance period. As of the date of this filing we have not regained compliance with the Market Value Rule.

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

Our future capital requirements will depend on, and could increase significantly as a result of many factors, including:

●	progress in, and the costs of, our future clinical trials, preclinical studies and other research and development activities for topsalysin;

●	the costs and timing of regulatory approvals;

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

Cash Flows

The following table shows a summary of our cash flows for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Net cash provided by (used in):
Operating activities	$(3,424)	$(3,808)
Investing activities	206	4,007
Financing activities	(102)	—
Net (decrease) increase in cash and cash equivalents	$(3,320)	$199

Operating Activities

Net cash used in operating activities decreased to $3.4 million for the three months ended March 31, 2019 compared to $3.8 million for the three months ended March 31, 2018. The decrease in net cash used in operating activities of $0.4 million was primarily due to the decrease in our net loss from period to period which was offset by an increase in funds used for the payment of accounts payable and accrued expenses in the three months period ended March 31, 2019. The decrease in the net loss is due to a reduction in costs associated with our manufacturing activities for topsalysin and a reduction in our clinical trial costs associated with our completed Phase 2b localized prostate cancer clinical trial.

Investing Activities

Net cash provided by investing activities was $0.2 million for the three months ended March 31, 2019, compared to $4.0 million for the three months ended March 31, 2018. The net cash provided by investing activities during the three months ended March 31, 2019 and 2018 represents the proceeds from the maturity of securities classified as available-for-sale.

Financing Activities

Net cash used in financing activities was $0.1 million for the three months ended March 31, 2019, which represents payment of offering costs associated with the issuance of common stock under our equity sales agreement with Cantor Fitzgerald.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As of March 31, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2019.

Changes in Internal Control Over Financial Reporting

An evaluation was also performed under the supervision and with the participation of our management, including our chief executive officer and our principal financial officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

You should consider carefully the following risk factors, together with all of the other information included or incorporated in this Quarterly Report, before making your decision whether to purchase or sell shares of our common stock. Each of these risk factors, either alone or taken together, could adversely affect our business, operating results, growth prospects and financial condition, as well as adversely affect the value of an investment in our common shares. If that were to happen, the trading price of our common stock could decline. There may be additional risks that we do not presently know of or that we currently believe are immaterial which could also impair our business and financial position. We have marked with an asterisk (*) those risk factors that reflect changes from the risk factors included in our Annual Report on Form 10-K filed with the SEC on March 13, 2019.

 Risks Related to Our Business and Industry

*We will require significant funding to fund our operations, and there is substantial doubt about our ability to continue as a going concern.

Our Annual Report on Form 10-K for the year ended December 31, 2018 includes disclosures regarding management’s assessment of our ability to continue as a going concern and a report from our independent registered public accounting firm that includes an explanatory paragraph regarding going concern, as our current liquidity position and recurring losses from operations since inception and negative cash flows from operating activities raise substantial doubt about our ability to continue as a going concern.

Our operations have consumed substantial amounts of cash since inception. Since inception, we have raised approximately $146 million from the sale of equity securities in private placements and public offerings, $28 million from the issuance of debt securities and $11 million from the exercise of common share purchase warrants. We will need to continue to spend substantial amounts to continue clinical development of topsalysin. At this point in time we are planning for an additional clinical trial of topsalysin for the treatment of patients with clinically significant localized prostate cancer subject to regulatory feedback from the FDA, and other foreign regulatory authorities and obtaining additional financing or securing a development partner. We believe the safety and biopsy data from the first administration of topsalysin in our completed Phase 2b clinical trial support moving into a potential Phase 3 clinical trial. However, the phase and scope any additional trial in localized prostate cancer will be dependent on the amount of additional financing we can obtain. We will continue to evaluate whether future clinical development will include an option to administer a second dose of topsalysin as we evaluate the data from the 10 patients who received a second dose in our Phase 2b clinical trial. We are not planning on pursuing other clinical trials, including a second Phase 3 trial for the treatment of patients with benign prostatic hyperplasia, or BPH, unless we secure a development partner to fund such new clinical trials or obtain financing in excess of the financing required for our prostate cancer development program, which is our development priority. There can be no assurance that such funding or a development partner will be available on acceptable terms or at all.

We expect that our existing cash, cash equivalents and securities available-for-sale, together with interest thereon, will be sufficient to fund our operations and debt service through September 2019, assuming we do not conduct any new clinical trials. However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. Any new clinical development efforts and our ongoing operations will require significant funding.

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

We are planning a clinical trial of topsalysin for the treatment of patients with clinically significant localized prostate cancer. We will continue to evaluate whether future clinical development will include an option to administer a second dose as we evaluate the safety and biopsy data from the patients who elected to receive a second dose. There have been limited development efforts for a targeted focal therapeutic for patients with clinically significant localized prostate cancer and, therefore, there is significant uncertainty regarding the Phase 3 clinical trial design, including primary endpoint(s), that will be required by the FDA, or any foreign regulatory authority. We have had informal discussions with foreign regulatory authorities in Europe where there is more regulatory experience with targeted focal therapy for patients with localized prostate cancer, in order to help inform future clinical trial design. We believe that we may be able to seek regulatory approval for topsalysin for the treatment of clinically significant localized prostate cancer with one successful Phase 3 clinical trial. However, the regulatory authorities may ultimately disagree with our assessment of the design, scope and number of clinical trials or other studies necessary before we can submit for regulatory approval. To mitigate these uncertainties, formal discussions with the EMA are currently underway and we plan to conduct formal discussions with the FDA. The outcome of these discussions may change our assessment of the required clinical trials and our development plans. In addition, the scope of any additional trial in localized prostate cancer, including whether it will be a Phase 3 clinical trial or an additional Phase 2 trial will be dependent upon feedback from the FDA and EMA and securing additional funding to finance such clinical trial. Any delay in the finalization of the design and funding of the next clinical study would delay our development of topsalysin for the treatment of localized prostate cancer.

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

 Undesirable side effects caused by topsalysin could cause us or regulatory authorities to interrupt, delay, suspend or terminate clinical trials and could result in a more restrictive label or the delay or denial of marketing approval by the FDA or other regulatory authorities. This, in turn, could limit or prevent us from commercializing topsalysin and generating revenues from its sale. The most common adverse events observed in patients who received topsalysin in our initial Phase 3 clinical trial for the treatment of lower urinary tract symptoms of BPH that were potentially attributable to topsalysin included painful urination, the presence of red blood cells in urine, frequent urination and urinary urgency, fever, and perineal pain. Each of the foregoing adverse events occurred in greater than 5% of the topsalysin population. Further, the incidence of serious AEs, or SAEs, was similar in patients treated with topsalysin and vehicle. There were two SAEs assessed by the investigator as at least possibly related to treatment for topsalysin and one such SAE for vehicle. The topsalysin-related SAEs were moderate events of “acute non-infectious prostatitis” and “fever following prostate procedure” not unexpected manifestations of the intraprostatic cellular destruction and resultant inflammation integral to the topsalysin mechanism of action. The vehicle-related SAE was a mild event of “urinary tract infection.” Although the SAEs were moderate and not unexpected, they may not be fully indicative of the adverse events that would be encountered in commercial use or in larger trials. In our completed Phase 2b localized prostate cancer trial a single administration of topsalysin continues to appear safe and well tolerated by patients. No hypersensitivity reactions or other serious systemic reactions to topsalysin were observed after a single administration. Adverse events considered related to topsalysin and occurring in more than one patient were: dysuria (3 patients), urinary retention (3 patients), proctalgia (2 patients), perineal pain (2 patients), nocturia (2 patients), micturition urgency (2 patients) and strangury (2 patients). All adverse events were considered mild and typically resolved within the same day. One event of micturition urgency was considered severe and resolved the same day, two events were considered moderate in severity, one event of perineal pain which resolved within a day and one event of urinary retention was considered moderate and the event was considered resolved after the patient underwent a transurethral resection of the prostate. One of the topsalysin related mild events of strangury was reported as a serious adverse event (SAE) because the patient was hospitalized overnight for monitoring as was the practice at the site in the UK where the patient had been treated. The event of strangury resolved the next day and the patient was released from the hospital.

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

We have entered into an agreement with Boehringer Ingelheim RCV GmbH & Co KG, or BI, to manufacture topsalysin drug substance. We have completed scale-up up to the commercial scale for topsalysin drug substance. In addition, we recently completed a project to optimize the formulation of topsalysin drug product. We have incurred significant costs to ensure that the optimised drug product formulation is biochemically and biophysically comparable to our previous drug product formulation. There is no guarantee that the new drug product formulation will obtain the same clinical results as our old drug formulation.

We recently entered into a long-term agreement with Vetter Pharma International GmbH, or Vetter, to work on the commercial fill finish process for the production of reformulated topsalysin drug product and to supply clinical trial drug product material. We have incurred significant costs in connection with the technology transfer and manufacturer of clinical drug supplies. Our purchase orders under our manufacturing contracts either cannot be cancelled or can only be cancelled with the payment of financial penalties. During the three months ended March 31, 2019 we completed a fill finish campaign at commercial scale which produced drug product for future clinical trials. Analysis for release of this recently filled drug product is underway. Any delay in the release of this clinical trial drug product would result in future delays in our ability to commence additional clinical trials.

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

As of March 31, 2019, we had six full-time employees. In addition, we had engaged two part-time individual consultants to assist us with managing manufacturing vendors and CROs, project management, legal and regulatory compliance. We will need to expand our managerial, operational, financial and other resources in order to manage our future operations and clinical trials, continue our research and development activities, and commercialize our product candidate. Our management and scientific personnel, systems and facilities currently in place may not be adequate to support our future growth. Our need to effectively manage our operations, growth and various projects requires that we:

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

We currently incur expenses denominated in foreign currencies for multiple vendors. This includes our manufacturing and supply agreements for the manufacture of topsalysin, for which payments are denominated in foreign currency. In addition, we are utilizing several clinical vendors which are located in various countries outside of the United States. These clinical vendors invoice us in the local currency of the vendor. We do not engage in foreign currency hedging arrangements for our accounts payable, and, consequently, foreign currency fluctuations may adversely affect our earnings. During the three months ended March 31, 2019 and 2018, 32.9% and 50.1% respectively, of our operating expenses were denominated in currencies other than the U.S. dollar. Going forward we anticipate that our sales and expenses, if any, will be denominated in the local currency of the country in which they occur. We may decide to manage this risk by hedging our foreign currency exposure, principally through derivative contracts. Even if we decide to enter into such hedging transactions, we cannot be sure that such hedges will be effective or that the costs of such hedges will not exceed their benefits. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the euro, could result in material amounts of cash being required to settle the hedge transactions or could adversely affect our financial results.

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

Generally, if for any taxable year 75% or more of our gross income is passive income, or at least 50% of the average quarterly value of our assets (which may be determined in part by the market value of our ordinary shares, which is subject to change) are held for the production of, or produce, passive income, we would be characterized as a passive foreign investment company, or PFIC, for United States federal income tax purposes. Based on the composition of our gross income and gross assets and the nature of our business, we expect that we were a PFIC for the taxable years ending December 31, 2012 through 2017 and that we will likely be a PFIC for the taxable year ending December 31, 2018. In 2019 and for future years, our status as a passive foreign investment company will also depend on whether we are a “controlled foreign corporation” for U.S. federal income tax purposes, how quickly we utilize the cash proceeds from our initial public offering, or IPO, in our business and other factors. If we are a PFIC for the taxable year ending December 31, 2018 or any subsequent year, U.S. holders of our shares may suffer adverse tax consequences. Gains realized by non-corporate U.S. holders on the sale of our ordinary shares would be taxed as ordinary income, rather than as capital gain, and the preferential tax rate applicable to dividends received on our ordinary shares would be lost. Interest charges would also be added to taxes on gains and dividends realized by all U.S. holders.

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

. Item  5.       Other Information

Entry into a Material Definitive Agreement

On March 19, 2019, we entered into a Development Agreement (the “Agreement”) with Vetter Pharma International GmbH (“Vetter”), pursuant to which Vetter will provide certain development and manufacturing related services to us. We will complete and execute individual statements of work for the services which will be provided under the Agreement. If we postpone or cancel the performance of any services, we may be required to pay certain postponement or cancellation fees. Additionally, if we cancel any services it will be required to pay certain costs relating to such services, including the full purchase price of products ordered or scheduled to be ordered prior to the cancellation, payments for milestones achieved or partially achieved prior to the cancellation, the costs of terminating the services, and the cost of disposing remaining materials. The term of the Agreement expires upon the later of 10 years from the effective date of the Agreement or the completion of the services under the last statement of work executed by the parties prior to the tenth anniversary of the Agreement’s effective date. Either party may terminate the Agreement early if the other party is in major default in the fulfillment of any obligation under the Agreement and such major default is not cured within the applicable notice period. Under the Agreement, a major default includes, but is not limited to, insolvency, bankruptcy, liquidation, appointment of a receiver, our failure to maintain product liability insurance or an inability to establish mutual agreement for good faith disputes regarding certain changes to manufacturing responsibilities, or the assignment of the other party’s rights or obligations to a direct competitor of the non-assigning party. Additionally, we have the right to terminate the Agreement immediately if we determine that topsalysin cannot be commercialized for medical, scientific, regulatory or technical reasons.

The foregoing description of the Agreement does not purport to be complete and is qualified in its entirety by reference to the Agreement, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

Item  6.       Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit number	Description of Exhibit	Incorporated by Reference or Attached Hereto

3.1	Certificate of Amalgamation of the Registrant, dated January 1, 2005.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

3.2	Notice of Articles of the Registrant.	Incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q filed on August 10, 2017.

3.3	Articles of the Registrant.	Incorporated by reference to Exhibit 3.3 to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

4.1	Form of Common Share Certificate.	Incorporated by reference to Exhibit 4.1 to the Amendment No. 4 to the Registrant’s Form S-1/A (SEC File No. 333-186724) filed on July 15, 2013.

4.2	Common Share Purchase Warrant Issued to Oxford Finance LLC dated June 30, 2014.	Incorporated by reference to Exhibit 4.10 to the Quarterly Report on Form 10-Q filed on August 7, 2014 (SEC File No. 001-36054).

4.3	Common Share Purchase Warrant Issued to Oxford Finance LLC dated June 30, 2014.	Incorporated by reference to Exhibit 4.11 to the Quarterly Report on Form 10-Q filed on August 7, 2014 (SEC File No. 001-36054).

4.4	Form of Common Share Purchase Warrant Issued in connection with the Registrant's May 2016 Financing.	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on May 11, 2016.

4.5	Form of Common Share Purchase Warrant Issued in connection with the Registrant’s August 2016 Financing.	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on August 23, 2016.

4.6	Common Share Purchase Warrant Issued to Silicon Valley Bank, dated September 8, 2017.	Incorporated by reference to Exhibit 4.10 to the Quarterly Report on Form 10-Q filed on November 9, 2017.

10.1*	Development Agreement by and between Sophiris Bio Corp. and Vetter Pharma International GmbH, dated March 19, 2019.	Attached hereto

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended.	Attached hereto

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended.	Attached hereto

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Attached hereto

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Attached hereto

101.INS	**	XBRL Instance Document	Attached hereto
101.SCH	**	XBRL Taxonomy Extension Schema Document	Attached hereto
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document	Attached hereto
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document	Attached hereto
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document	Attached hereto
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document	Attached hereto

*	Certain portions of this exhibit (indicated by "[***]") have been omitted as the Registrant has determined (i) the omitted information is not material and (ii) the omitted information would likely cause competitive harm to the Registrant if publicly disclosed.
**

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on the 9th day of May 2019.

SOPHIRIS BIO INC.

By:	/s/ Randall E. Woods
Randall E. Woods Chief Executive Officer and President

By:	/s/ Peter T. Slover
Peter T. Slover Chief Financial Officer