Form 10-Q
period 2019-06-30
SOPHIRIS BIO INC.
filed 2019-08-09
CIK 1563855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

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

As of August 1, 2019, the registrant had 30,217,140 common shares (no par value) outstanding.

SOPHIRIS BIO INC.

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

Sophiris Bio Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

(Unaudited)

	June 30, 2019	December 31, 2018
Assets:

Current assets:
Cash and cash equivalents	$4,972	$10,998
Securities available-for-sale	1,045	1,541
Prepaid expenses and other current assets	305	656
Total current assets	6,322	13,195

Property and equipment, net	3	4
Operating lease right-of-use asset	116	—
Total assets	$6,441	$13,199

Liabilities and shareholders’ (deficit) equity:

Current liabilities:
Accounts payable	$566	$1,862
Accrued expenses	1,153	1,192
Current portion of promissory note	2,649	1,920
Current portion of operating lease liability	116	—
Total current liabilities	4,484	4,974

Long-term promissory note	3,758	5,091
Warrant liability	575	1,399
Total liabilities	8,817	11,464

Commitments and contingencies

Shareholders’ (deficit) equity:
Common shares, unlimited authorized shares, no par value; 30,217,140 and 30,205,915 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	131,247	131,247
Contributed surplus	27,128	26,714
Accumulated other comprehensive gain	99	100
Accumulated deficit	(160,850)	(156,326)
Total shareholders’ (deficit) equity	(2,376)	1,735
Total liabilities and shareholders’ (deficit) equity	$6,441	$13,199

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sophiris Bio Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating expenses:
Research and development	$1,089	$3,591	$2,644	$6,920
General and administrative	1,218	1,096	2,470	2,340
Total operating expenses	2,307	4,687	5,114	9,260
Other income (expense):
Interest expense	(159)	(172)	(325)	(341)
Interest income	43	91	104	178
Gain (loss) on revaluation of warrant liability	270	(1,365)	824	(10)
Other income (expense), net	(11)	36	(13)	7
Total other income (expense)	143	(1,410)	590	(166)
Net loss	$(2,164)	$(6,097)	$(4,524)	$(9,426)

Basic and diluted loss per share	$(0.07)	$(0.20)	$(0.15)	$(0.31)
Weighted average number of outstanding shares – basic and diluted	30,217	30,111	30,216	30,111
Other comprehensive loss:
Unrealized income (loss) on securities available-for-sale	1	2	(1)	—
Total other comprehensive loss	$(2,163)	$(6,095)	$(4,525)	$(9,426)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sophiris Bio Inc.

Condensed Consolidated Statements of Shareholders’ (Deficit) Equity

(In thousands, except share amounts)

	Common Shares		Contributed	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Surplus	Deficit	Income	(Deficit) Equity
Balance at April 1, 2019	30,217,140	$131,247	$26,939	$(158,686)	$98	$(402)
Stock-based compensation expense	—	—	189	—	—	189
Net loss	—	—	—	(2,164)	—	(2,164)
Other comprehensive income	—	—	—	—	1	1
Balance at June 30, 2019	30,217,140	$131,247	$27,128	$(160,850)	$99	$(2,376)

Balance at April 1, 2018	30,111,153	$131,247	$26,085	$(152,876)	$94	$4,550
Stock-based compensation expense	—	—	189	—	—	189
Other	—	—	—	(1)	1	—
Net loss	—	—	—	(6,097)	—	(6,097)
Other comprehensive income	—	—	—	—	2	2
Balance at June 30, 2018	30,111,153	$131,247	$26,274	$(158,974)	$97	$(1,356)

Balance at January 1, 2019	30,205,915	$131,247	$26,714	$(156,326)	$100	$1,735
Issuance of common shares net of issuance costs of $14	11,225	—	—	—	—	—
Stock-based compensation expense	—	—	414	—	—	414
Net loss	—	—	—	(4,524)	—	(4,524)
Other comprehensive loss	—	—	—	—	(1)	(1)
Balance at June 30, 2019	30,217,140	$131,247	$27,128	$(160,850)	$99	$(2,376)

Balance at January 1, 2018	30,111,153	$131,247	$25,854	$(149,548)	$97	$7,650
Stock-based compensation expense	—	—	421	—	—	421
Other	—	—	(1)	—	—	(1)
Net loss	—	—	—	(9,426)	—	(9,426)
Balance at June 30, 2018	30,111,153	$131,247	$26,274	$(158,974)	$97	$(1,356)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sophiris Bio Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows used in operating activities
Net loss	$(4,524)	$(9,426)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	414	421
Accretion of debt discount	70	75
Amortization of promissory note issuance costs	26	29
Depreciation and amortization	62	1
Amortization of premium/discount on securities available-for-sale	(16)	(35)
Change in fair value warrant liability	(824)	10
Foreign exchange transaction loss	3	2
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	352	(24)
Accounts payable	(1,241)	436
Accrued expenses	3	1,162
Operating lease liability	(61)	—
Net cash used in operating activities	(5,736)	(7,349)
Cash flows provided by investing activities
Purchases of property and equipment	—	(3)
Maturities of securities available-for-sale	1,550	7,287
Purchases of securities available-for-sale	(1,038)	(2,081)
Net cash provided by investing activities	512	5,203
Cash flows used in financing activities
Payment of offering costs	(102)	—
Principal payments on note payable	(700)	—
Net cash used in financing activities	(802)	—
Net decrease in cash and cash equivalents	(6,026)	(2,146)
Cash and cash equivalents at beginning of period	10,998	16,087
Cash and cash equivalents at end of period	$4,972	$13,941

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

 Liquidity

The condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. At June 30, 2019, the Company had cash, cash equivalents and securities available-for-sale of $6.0 million. The Company expects that its cash, cash equivalents and securities available-for-sale will be sufficient to fund its operations and debt service through November 2019 and, as a result, substantial doubt exists over the Company’s ability to continue as a going concern from one year from the date of the issuance of its condensed consolidated financial statements.

The Company is currently evaluating options to further advance the clinical development of topsalysin. The Company will require significant additional funding to advance topsalysin in clinical development. The Company could use dilutive funding options such as an equity financing and/or non-dilutive funding options such as a partnering arrangement to fund future clinical development of topsalysin. On June 19, 2019, the Company announced that it had received formal scientific advice from the European Medicines Agency, or EMA, regarding a proposed design of a Phase 3 clinical trial to evaluate the potential of topsalysin as a targeted focal therapy to treat patients with intermediate risk localized prostate cancer. Based upon feedback from the EMA, the Company believes that data from a single Phase 3 trial, if successful, should be sufficient to support market approval in Europe. The Company is now actively engaged in discussions with the U.S. Food and Drug Administration, or FDA, on the design of the proposed Phase 3 clinical trial. The goal is to conduct a single Phase 3 trial, which if successful, will provide the clinical data for approval in both the US and Europe. The scope of any additional trial in localized prostate cancer, including whether it will be a Phase 3 trial or an additional Phase 2 trial, will be dependent upon feedback from the FDA and securing funding to finance such clinical trial. At this point in time, the Company does not plan on pursuing new clinical trials, including an additional trial in localized prostate cancer or a second Phase 3 trial in benign prostatic hyperplasia, or BPH, unless the Company secures a development partner to fund such new clinical trials or obtain financing in excess of the financing required for our prostate cancer development program, which is our development priority. There can be no assurance that such funding or a development partner will be available on acceptable terms or at all.

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

On June 4, 2019, the Company received a letter from the Listing Qualifications Staff of Nasdaq notifying the Company that the closing bid price of the Company’s common shares had been below $1.00 per share for 30 consecutive business days and that the Company was therefore not in compliance with the minimum bid price requirement for continued listing on The Nasdaq Capital Market, as required by Nasdaq Listing Rule 5550(a)(2). Nasdaq stated in its June 4th letter that, in accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has a grace period of 180 calendar days, or until December 2, 2019, to regain compliance with the minimum closing bid price requirement for continued listing. The Company will regain compliance if the Company’s closing bid price is at or above $1.00 for at least 10 consecutive business days anytime during the 180-day grace period. As of the date of this filing the Company has not regained compliance with this rule.

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

During the six months ended June 30, 2019, there have been no changes to our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, except as described below.

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

The following diluted securities have been excluded from the computation of diluted weighted-average shares outstanding as of June 30, 2019 and 2018 as the Company recorded a net loss in both periods and therefore, they would be anti-dilutive (in thousands):

	June 30,
	2019	2018
Options to purchase common shares	2,963	2,940
Common share purchase warrants	5,798	5,825

4.	Securities Available-for-Sale

Securities available-for-sale consisted of the following as of June 30, 2019 (in thousands):

	June 30, 2019
	Amortized	Unrealized		Estimated
	Cost	Gain	Loss	Fair Value
Commercial paper	$1,045	$—	$—	$1,045
	$1,045	$—	$—	$1,045

As of June 30, 2019, all of the Company’s securities available-for-sale have a maturity date of less than one year.

Securities available-for-sale consisted of the following as of December 31, 2018 (in thousands):

	December 31, 2018
	Amortized	Unrealized		Estimated
	Cost	Gain	Loss	Fair Value
Commercial paper	$892	$—	$—	$892
U.S. government sponsored enterprise securities	649	—	—	649
	$1,541	$—	$—	$1,541

As of December 31, 2018, all of the Company’s securities available-for-sale have a maturity date of less than one year.

5.	Fair value measurement and financial instruments

As of June 30, 2019, the Company had $5.6 million of securities consisting of money market funds and commercial paper securities with maturities that range from one day to three months with an overall average time to maturity of approximately one month. The Company has the ability to liquidate these investments without restriction. The Company determines the fair value for securities with Level 1 inputs through quoted market prices. The Company determines the fair value for securities with Level 2 inputs through broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. The Company’s Level 2 securities have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, typically utilizing third party pricing services or other observable market data. The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, and other industry and economic events. The Company’s Level 3 inputs are unobservable inputs based on the Company’s assessment that market participants would use in pricing the instruments.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis for the periods presented (in thousands):

	June 30, 2019	Level 1	Level 2	Level 3
Assets:
Money market funds	$582	$582	$—	$—
Commercial paper	5,015	—	5,015	—
Total assets	$5,597	$582	$5,015	$—
Liabilities:
Warrant liability	$575	$—	$—	$575
Total liabilities	$575	$—	$—	$575

	December 31, 2018	Level 1	Level 2	Level 3
Assets:
Money market funds	$20	$20	$—	$—
Commercial paper	9,729	—	9,729	—
U.S. government sponsored enterprise securities	2,198	—	2,198	—
Total assets	$11,947	$20	$11,927	$—
Liabilities:
Warrant liability	$1,399	$—	$—	$1,399
Total liabilities	$1,399	$—	$—	$1,399

Warrant liability

In connection with the offering completed on May 11, 2016, the Company issued 1,785,714 warrants to purchase its common shares. These warrants may require the Company to pay the warrant holder cash under certain provisions of the warrant and therefore the Company is accounting for these warrants as a liability. As a result of these warrants being classified as a liability, the Company is required to calculate their fair value at each reporting date. The fair value of these warrants is calculated utilizing a Black-Scholes pricing model. The Company calculated the initial fair value of these warrants on May 11, 2016, the date the warrants were issued. As of June 30, 2019, only 10,000 of these warrants remain outstanding for which the fair value was remeasured as of June 30, 2019. The following inputs were utilized in the Black-Scholes pricing model:

	June 30, 2019	December 31, 2018
Stock price	$0.85	$0.83
Exercise price	$1.40	$1.40
Risk-free interest rate	1.77%	2.46%
Volatility	85.66%	82.47%
Dividend yield	0.00%	0.00%
Expected life in years	1.86	2.36
Calculated fair value per warrant	$0.26	$0.29

In connection with the offering completed on August 26, 2016, the Company issued 5,606,250 warrants to purchase its common shares. These warrants may require the Company to pay the warrant holder cash under certain provisions of the warrant and therefore the Company is accounting for these warrants as a liability. As a result of these warrants being classified as a liability, the Company is required to calculate the fair value of these warrants at each reporting date. The fair value of these warrants is calculated utilizing a Black-Scholes pricing model. The Company calculated the initial fair value of these warrants on August 26, 2016, the date the warrants were issued. As of June 30, 2019, all of these warrants remain outstanding for which the fair value was remeasured. The following inputs were utilized in the Black-Scholes pricing model:

	June 30, 2019	December 31, 2018
Stock price	$0.85	$0.83
Exercise price	$4.00	$4.00
Risk-free interest rate	1.74%	2.45%
Volatility	83.71%	104.52%
Dividend yield	0.00%	0.00%
Expected life in years	2.16	2.65
Calculated fair value per warrant	$0.10	$0.25

The following table presents a reconciliation of the warrant liability measured at fair value using unobservable inputs (Level 3) (in thousands):

Warrant Liability
Liabilities:
Balance at January 1, 2019	$1,399
Change in the fair value of warrant liability	(824)
Balance at June 30, 2019	$575

The Company recognizes transfers into and out of levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstances that caused the transfer occurs. There were no transfers of assets or liabilities between the fair value measurement classifications.

6.	Prepaid expenses and other current assets

Prepaid expenses and other current assets as of June 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Prepaid insurance	$48	$245
Prepaid research and development expenses	71	256
Other prepaid expenses and other current assets	186	155
Prepaid expenses and other current assets	$305	$656

As of June 30, 2019 and December 31, 2018, prepaid research and development expenses includes $38,000 and $0.2 million, respectively, for upfront fees paid to the Company’s third-party manufacturing vendors for the development of topsalysin. The upfront fees will be relieved in future periods based upon work completed.

7.	Accrued expenses

Accrued expenses as of June 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Accrued personnel related costs	$238	$209
Accrued interest	36	41
Accrued research and development expenses	355	586
Accrued audit and tax services	378	168
Other accrued expenses	146	188
Accrued expenses	$1,153	$1,192

8.	Promissory notes

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

The Company is not subject to any financial covenants under the loan. As of June 30, 2019, the Company was in compliance with all covenants under the loan. The loan agreement contains customary affirmative and negative covenants, indemnification provisions and events of default. The affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports and maintain certain intellectual property rights. The negative covenants include, among others, restrictions on transferring or licensing our assets, changing our business, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, and creating other liens on our assets, in each case subject to customary exceptions. If the Company defaults under the loan, SVB may accelerate all of our repayment obligations and take control of our pledged assets. SVB could declare a default under the loan upon the occurrence of any event that SVB interprets as a material adverse change as defined under the loan agreement, thereby requiring us to repay the loan immediately.

As of June 30, 2019, the future contractual principal and final fee payments on our debt obligations are as follows (in thousands):

Remainder of 2019	$1,400
2020	2,800
2021	2,450
Total	$6,650

The following table shows actual interest expense, amortization of the debt discount and amortization of the issuance costs that was charged to interest expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Simple interest	$112	$119	$229	$237
Accretion of debt discount	34	38	70	75
Amortization of promissory note issuance costs	13	15	26	29
Total	$159	$172	$325	$341

The Company calculated the fair value of the secured promissory notes as $6.1 million (Level 3) as of June 30, 2019. The fair value of long-term debt is based on the net present value of calculated interest and principal payments, using an interest rate of 6.75%, which takes into consideration the financial position of the Company and the recent interest rate environment for new debt issuances for comparable companies. The fair value of this equity component was derived using the Black-Scholes valuation model. The Company calculated the promissory notes’ fair value by allocating to equity and the debt based on their respective fair values.

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

Effectively January 31, 2019, the Company elected to extend its existing facility lease for an additional 12 months which resulted in the extension of the Company’s lease term from May 31, 2019 to May 31, 2020. As a result of this lease term extension the Company recognized a lease modification resulting in an increase to (a) a lease liability of approximately $124,000, which represents the present value of our remaining lease payments using an estimated incremental borrowing rate of 6.75% and (b) a right-of-use asset of approximately $124,000. As of June 30, 2019, the Company's lease liability and right-of-use assets was $116,000.

Total operating lease cost for the three and six ended June 30, 2019 was $33,000 and $64,000, respectively. For the three and six months ended June 30, 2019, $11,000 and $21,000 was included as a component of research and development expense and $22,000 and $43,000 was included as a component of general and administrative expense, respectively.

Maturity of the Company's lease liability is as follows (in thousands):

June 30, 2019
Remainder of 2019	$65
2020	54
Total	119
Less interest	(3)
Present value of lease liability	$116

The remaining life of the Company’s operating lease as of June 30, 2019 is eleven months.

The discount rate of the Company's operating lease as of June 30, 2019 is 6.75%.

Future minimum lease payments under non-cancelable operating lease at December 31, 2018 was as follows (in thousands):

December 31, 2018
2019	$130
2020	54
Total	$184

10.	Shareholders’ equity

On December 7, 2018, the Company entered into a Controlled Equity OfferingSM Sales Agreement, or Sales Agreement, with Cantor Fitzgerald & Co., or Cantor Fitzgerald, as sales agent pursuant to which the Company may offer and sell from time to time, through Cantor Fitzgerald, common shares of the Company having an aggregate offering price of up to $20.0 million. The Company will pay Cantor Fitzgerald an amount equal to 3.0% of the aggregate gross proceeds from each sale of common shares. No shares were issued under the Sales Agreement during the three months ended June 30, 2019.

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

As of June 30, 2019, the Company has 59,000 common shares which were available for issuance under the Plan.

The Company recognized stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development	$60	$47	$127	$105
General and administrative	129	143	287	316
Total	$189	$190	$414	$421

As of June 30, 2019, there was $0.6 million of total unrecognized compensation expense related to non-vested stock awards, which is expected to be recognized over a weighted average period of 1.2 years.

The following table summarizes stock option activity, including options issued to employees, directors and non-employees (in thousands, except per share):

	Options Outstanding	Weighted Average Exercise Price
Outstanding at January 1, 2019	2,950	$1.60
Options granted	80	0.78
Options expired	(67)	2.65
Outstanding at June 30, 2019	2,963	$1.56

The fair values of options granted during the six months ended June 30, 2019 and 2018 were estimated at the date of grant using the following weighted-average assumptions:

	Six Months Ended June 30,
	2019	2018
Expected life of the option term (years)	5.1	4.7
Risk-free interest rate	1.76%	2.67%
Dividend rate	0%	0%
Volatility	133.9%	126.2%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

All dollar amounts are expressed in U.S. dollars unless otherwise noted. All amounts that are expressed on an as-converted from Canadian dollar to U.S. dollar basis are calculated using the conversion rate as of June 30, 2019 unless otherwise noted.

Overview

We are a clinical-stage biopharmaceutical company focused on developing innovative products for the treatment of urological diseases. We are headquartered in San Diego, California and our common shares currently trade on The Nasdaq Capital Market. We are currently developing topsalysin (PRX302) as a treatment for clinically significant localized prostate cancer and as a treatment for the lower urinary tract symptoms of BPH, commonly referred to as an enlarged prostate. Topsalysin, a first-in-class, pore-forming protein, is a highly ablative agent that is selective and targeted in that it is only activated by enzymatically active prostate specific antigen, or PSA, which is found in high concentrations around prostate tumor cells and in the transition zone of the prostate. In 2004, we licensed exclusive rights to topsalysin from UVIC Industry Partnerships Inc., or UVIC, and The Johns Hopkins University, or Johns Hopkins, for the treatment of prostate cancer and in 2009, we licensed exclusive rights to topsalysin from UVIC and Johns Hopkins for the treatment of the symptoms of BPH. In April 2010, we entered into an exclusive license agreement with Kissei Pharmaceuticals Co., Ltd., or Kissei, pursuant to which we granted Kissei the right to develop and commercialize topsalysin in Japan for the treatment of the symptoms of BPH, prostate cancer, prostatitis or other diseases of the prostate.

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

On June 19, 2019, we announced that we had received formal scientific advice from the European Medicines Agency, or EMA, regarding a proposed design of a Phase 3 clinical trial to evaluate the potential of topsalysin as a targeted focal therapy to treat patients with intermediate risk localized prostate cancer. The Phase 3 trial design, agreed upon by the EMA, would enroll patients with a confirmed diagnosis of intermediate risk disease. Approximately 700 men who meet the eligibility criteria will be equally randomized to receive a single administration of either topsalysin or placebo. The primary endpoint for the trial is the proportion of patients at 12 months who have failed treatment, defined as histological progression of disease resulting in the need for alternative intervention, per an independent central adjudication panel. Based upon feedback from the EMA, we believe that data from a single Phase 3 trial, if successful, should be sufficient to support market approval in Europe. We are now actively engaged in discussions with the FDA on the design of the proposed Phase 3 clinical trial. The goal is to conduct a single Phase 3 trial, which if successful, will provide the clinical data for approval in both the US and Europe.

We are currently evaluating options to further advance the clinical development of topsalysin. We will require significant additional funding to advance topsalysin in clinical development. We could use dilutive funding options such as an equity financing and/or non-dilutive funding options such as a partnering arrangement to fund future clinical development of topsalysin. The scope of any additional trial in localized prostate cancer, including whether it will be a Phase 3 trial or an additional Phase 2 trial, will be dependent upon feedback from the FDA and securing sufficient funding to finance such clinical trial. At this point in time we do not plan on pursuing new clinical trials, including an additional trial in localized prostate cancer or a second Phase 3 trial in BPH, unless we obtain additional financing or secure a development partner. There can be no assurance that such funding or development partner will be available on acceptable terms or at all. Further, we cannot currently estimate when the clinical development required to seek the regulatory approvals needed to commercialize topsalysin for the treatment of clinically significant localized prostate cancer or the treatment of the symptoms of BPH will be completed.

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

At this time, due to the risks inherent in the clinical trial process and given the stage of our product development program, we are unable to estimate with any certainty the costs we will incur in the continued development of topsalysin for potential approval and commercialization in two indications. Clinical development timelines, the probability of success and development costs can differ materially from expectations. However, we do expect our research and development expenses to continue for the foreseeable future as we advance topsalysin through clinical development assuming we are able to obtain additional financing or secure a development partner to fund such clinical development. The process of conducting clinical trials necessary to obtain regulatory approval is costly and time consuming. Any failure by us or delay in completing clinical trials, or in obtaining regulatory approvals, could lead to increased research and development expense and, in turn, have a material adverse effect on our results of operations.

Essentially all of our research and development expenses were related to topsalysin during the three and six months ended June 30, 2019 and 2018. We recognized research and development expenses as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Clinical research and development	$301	$1,320	$840	$2,423
Manufacturing	728	2,224	1,677	4,392
Stock-based compensation expense	60	47	127	105
	$1,089	$3,591	$2,644	$6,920

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

Results Of Operations

Comparison of the three months ended June 30, 2019 and 2018

The following table summarizes the results of our operations for the three months ended June 30, 2019 and 2018, together with the changes in those items in dollars (in thousands):

	Three Months Ended June 30,		Change
	2019	2018	2019 vs. 2018
Research and development expenses	1,089	3,591	(2,502)
General and administrative expenses	1,218	1,096	122
Interest expense	(159)	(172)	13
Interest income	43	91	(48)
Gain (loss) on revaluation of warrant liability	270	(1,365)	1,635
Other expense	(11)	36	(47)

Research and development expenses. Research and development expenses were $1.1 million in the three months ended June 30, 2019 compared to $3.6 million in the three months ended June 30, 2018. The decrease in research and development costs is attributable to the following:

●

a $1.5 million decrease in the costs associated with manufacturing activities for topsalysin. During the three months ended June 30, 2018 we were actively pursuing a new drug product formulation and we were in the process of transferring our drug product manufacturing from Boehringer Ingelheim RCV GmbH & Co KG to Vetter Pharma International GmbH. Now that we have sufficient drug product on hand for future clinical trials, we expect that our costs associated with manufacturing activities will be less in future periods as we shift our focus to potential new clinical trials for topsalysin; and

●	a $1.0 million decrease in clinical costs associated with our Phase 2b clinical trial of topsalysin for localized prostate cancer which was completed in 2018.

Research and development expenses included non-cash stock-based compensation expenses of $60,000 for the three months ended June 30, 2019 as compared to $47,000 for the three months ended June 30, 2018.

General and administrative expenses. General and administrative expenses were $1.2 million in the three months ended June 30, 2019 as compared to $1.1 million for the three months ended June 30, 2018. General and administrative expenses included non-cash stock-based compensation expense of $0.1 million for the three months ended June 30, 2019 and 2018.

Interest expense. Interest expense was $0.2 million in the three months ended June 30, 2019 and 2018. The interest expense is related to the Silicon Valley Bank Loan and Security Agreement.

Interest income. Interest income was $43,000 for the three months ended June 30, 2019 as compared to $91,000 for the three months ended June 30, 2018. The decrease is due to the decrease in our interest-bearing cash and investment accounts from period to period.

 Gain (loss) on revaluation of warrant liability. Gain on revaluation of the warrant liability was $0.3 million for the three months ended June 30, 2019 as compared to a loss of $1.4 million for the three months ended June 30, 2018. The non-cash gain is associated with the change in the fair value of our warrant liability which is calculated using a Black-Scholes pricing model.

Comparison of the six months ended June 30, 2019 and 2018

The following table summarizes the results of our operations for the six months ended June 30, 2019 and 2018, together with the changes in those items in dollars (in thousands):

	Six Months Ended June 30,		Change
	2019	2018	2019 vs. 2018
Research and development expenses	2,644	6,920	(4,276)
General and administrative expenses	2,470	2,340	130
Interest expense	(325)	(341)	16
Interest income	104	178	(74)
Gain (loss) on revaluation of warrant liability	824	(10)	834
Other income (expense)	(13)	7	(20)

Research and development expenses. Research and development expenses were $2.6 million for the six months ended June 30, 2019 compared to $6.9 million for the six months ended June 30, 2018. The decrease in research and development costs is attributable to the following:

●

a $2.7 million decrease in the costs associated with manufacturing activities for topsalysin. During the six months ended June 30, 2019 we completed a fill finish campaign which produced drug product for future clinical trials. During the six months ended June 30, 2018 we were actively pursuing a new drug product formulation and we were in the process of transferring our drug product manufacturing from Boehringer Ingelheim RCV GmbH & Co KG to Vetter Pharma International GmbH. Now that we have sufficient drug product on hand for future clinical trials, we expect that our costs associated with manufacturing activities will be less in future periods as we shift our focus to potential new clinical trials for topsalysin; and

●	a $1.5 million decrease in clinical costs associated with our Phase 2b clinical trial of topsalysin for the treatment of localized prostate cancer which completed in 2018.

Research and development expenses included non-cash stock-based compensation expenses of $0.1 million for the six months ended June 30, 2019 and 2018.

General and administrative expenses. General and administrative expenses were $2.5 million for the six months ended June 30, 2019 compared to $2.3 million for the six months ended June 30, 2018. General and administrative expenses included non-cash stock-based compensation expense of $0.3 million for the six months ended June 30, 2019 and 2018.

Interest expense. Interest expense was $0.3 million for the six months ended June 30, 2019 and 2018. Interest expense is related to our Silicon Valley Bank Loan and Security Agreement.

Interest income. Interest income was $0.1 million for the six months ended June 30, 2019 compared to $0.2 million for the six months ended June 30, 2018. The decrease is due to the decrease in the average balances of interest-bearing cash and investment accounts from period to period.

Gain (loss) on revaluation of warrant liability. Gain on revaluation of the warrant liability was $0.8 million for the six months ended June 30, 2019 as compared to a loss of $10,000 for the six months ended June 30, 2018. The non-cash gain (loss) is associated with the change in the fair value of our warrant liability which is calculated using a Black-Scholes pricing model.

Liquidity and Capital Resources

Overview

Since our inception, our operations have been primarily financed through public and private equity sales, debt financings and payments from Kissei. Since inception, we have devoted our resources to funding and conducting research and development programs, including discovery research, preclinical studies and clinical trial activities.

At June 30, 2019 we had cash, cash equivalents and securities available-for-sale of $6.0 million and working capital of $1.8 million. We expect that our cash, cash equivalents and securities available-for-sale will be sufficient to fund our operations and debt service through November 2019, as a result, substantial doubt exists over our ability to continue as a going concern from one year from the date of the issuance of our condensed consolidated financial statements. The accompanying financial statements have been prepared on a basis which assumes we are a going concern, and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from any uncertainty related to our ability to continue as a going concern.  If we are unable to maintain sufficient financial resources, our business, financial condition and results of operations will be materially and adversely affected. There can be no assurance that we will be able to obtain the needed financing on acceptable terms or at all. Additionally, equity or debt financings may have a dilutive effect on the holdings of our existing stockholders. These factors raise substantial doubt about our ability to continue as a going concern.

We are currently evaluating options to further advance the clinical development of topsalysin. We will require significant additional funding to advance topsalysin in clinical development. We could use dilutive funding options such as an equity financing and/or non-dilutive funding options such as a partnering arrangement to fund future clinical development of topsalysin. The scope of any additional trial in localized prostate cancer, including whether it will be a Phase 3 trial or an additional Phase 2 trial, will be dependent upon feedback from the FDA and securing sufficient funding to finance such clinical trial. At this point in time we do not plan on pursuing new clinical trials, including an additional trial in localized prostate cancer or a second Phase 3 trial in BPH, unless we obtain additional financing or secure a development partner. There can be no assurance that such funding or development partner will be available on acceptable terms or at all. Further, we cannot currently estimate when the clinical development required to seek the regulatory approvals needed to commercialize topsalysin for the treatment of clinically significant localized prostate cancer or the treatment of the symptoms of BPH will be completed. There can be no assurance that such funding or development partner will be available on acceptable terms or at all.

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

On June 4, 2019, we received a letter from the Listing Qualifications Staff of Nasdaq notifying us that the closing bid price of our common shares had been below $1.00 per share for 30 consecutive business days and that we were therefore not in compliance with the minimum bid price requirement for continued listing on The Nasdaq Capital Market, as required by Nasdaq Listing Rule 5550(a)(2). Nasdaq stated in its June 4th letter that, in accordance with Marketplace Rule 5810(c)(3)(A), we have been provided a grace period of 180 calendar days, or until December 2, 2019, to regain compliance with the minimum closing bid price requirement for continued listing. We will regain compliance if our closing bid price is at or above $1.00 for at least 10 consecutive business days anytime during the 180-day grace period. As of the date of this filing we have not regained compliance with this rule.

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

Cash Flows

The following table shows a summary of our cash flows for the six months ended June 30, 2019 and 2018 (in thousands):

	Six Months Ended June 30
	2019	2018
Net cash provided by (used in):
Operating activities	$(5,736)	$(7,349)
Investing activities	512	5,203
Financing activities	(802)	—
Net (decrease) increase in cash and cash equivalents	$(6,026)	$(2,146)

Operating Activities

Net cash used in operating activities decreased to $5.7 million for the six months ended June 30, 2019 compared to $7.3 million for the six months ended June 30, 2018. The decrease in net cash used in operating activities of $1.6 million was primarily due to the decrease in our net loss from period to period which was offset by an increase in funds used for the payment of accounts payable and accrued expenses in the six months period ended June 30, 2019. The decrease in the net loss is due to a reduction in costs associated with our manufacturing activities for topsalysin and a reduction in our clinical trial costs associated with our completed Phase 2b localized prostate cancer clinical trial.

Investing Activities

Net cash provided by investing activities was $0.5 million for the six months ended June 30, 2019, compared to $5.2 million for the six months ended June 30, 2018. The net cash provided by investing activities during the six months ended June 30, 2019 and 2018 represents the proceeds from the maturity of securities classified as available-for-sale.

Financing Activities

Net cash used in financing activities was $0.8 million for the six months ended June 30, 2019, which represents principal payments on our Silicon Valley Bank loan and payments for offering costs associated with the issuance of common stock under our equity sales agreement with Cantor Fitzgerald.

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

As of June 30, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2019.

Changes in Internal Control Over Financial Reporting

An evaluation was also performed under the supervision and with the participation of our management, including our chief executive officer and our principal financial officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our operations have consumed substantial amounts of cash since inception. Since inception, we have raised approximately $146 million from the sale of equity securities in private placements and public offerings, $28 million from the issuance of debt securities and $11 million from the exercise of common share purchase warrants. We will need to continue to spend substantial amounts to continue clinical development of topsalysin. At this point in time we are planning for an additional clinical trial of topsalysin for the treatment of patients with clinically significant localized prostate cancer subject to regulatory feedback from the FDA and obtaining additional financing or securing a development partner. We are now actively engaged in discussions with the FDA on the design of the proposed Phase 3 clinical trial. The goal is to conduct a single Phase 3 trial, which if successful, will provide the clinical data for approval in both the US and Europe. The outcome of these discussions may change our assessment of the required clinical trials and our development plans. In addition, the scope of any additional trial in localized prostate cancer, including whether it will be a Phase 3 clinical trial or an additional Phase 2 trial, will be dependent upon feedback from the FDA and securing sufficient funding to finance such clinical trial. Any delay in the finalization of the design and funding of the next clinical study would delay our development of topsalysin for the treatment of localized prostate cancer We are not planning on pursuing other clinical trials, including a second Phase 3 trial for the treatment of patients with the lower urinary tract symptoms of benign prostatic hyperplasia, or BPH, unless we secure a development partner to fund such new clinical trials or obtain financing in excess of the financing required for our prostate cancer development program, which is our development priority. There can be no assurance that such funding or a development partner will be available on acceptable terms or at all.

We expect that our existing cash, cash equivalents and securities available-for-sale, together with interest thereon, will be sufficient to fund our operations and debt service through November 2019, assuming we do not conduct any new clinical trials. However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. Any new clinical development efforts and our ongoing operations will require significant funding.

We expect to finance future cash needs through public or private equity offerings, debt financings or strategic partnerships and alliances or licensing arrangements. We cannot be certain that additional funding will be available on acceptable terms, or at all. Furthermore, if there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all.  Subject to limited exceptions, our Loan and Security Agreement with Silicon Valley Bank, or SVB, prohibits us from incurring indebtedness without the prior written consent of SVB. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we will need to significantly delay, scale back or discontinue the development or commercialization of topsalysin.  We could also be required to seek collaborators for our product candidate on terms that are less favorable than might otherwise be available, relinquish or license on unfavorable terms our rights to our technology or product candidate that we otherwise would seek to develop or commercialize ourselves, significantly reduce expenses, sell assets (potentially at a loss), cease operations altogether, pursue an acquisition of our company at a price that may result in up to a total loss on investment for our shareholders, file for bankruptcy or seek other protection from creditors, or liquidate all of our assets. In addition, if we default under the Loan and Security Agreement with SVB, SVB could foreclose on substantially all of our assets.

Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common shares to decline.

*We are a development stage company with no approved products and no revenue from commercialization of any products.

We have not completed the development of any product candidates and, accordingly, have not begun to commercialize, or generate any product revenues from any product candidate. Topsalysin requires significant additional clinical testing and investment prior to seeking marketing approval for either the treatment of localized prostate cancer or as a treatment for the lower urinary tract symptoms of BPH. On November 10, 2015, we announced final results from our Phase 3 "PLUS-1" study of topsalysin as a treatment for lower urinary tract symptoms of BPH. However, in order to seek regulatory approval for the treatment of the symptoms of BPH, we would be required to conduct a second Phase 3 clinical trial in this indication. At this point in time we have no immediate plans to conduct a second Phase 3 trial in BPH unless we secure a development partner to fund such new clinical trials or obtain financing in excess of the financing required for our prostate cancer development program, which is our development priority.

We are planning a clinical trial of topsalysin for the treatment of patients with clinically significant localized prostate cancer. There have been limited development efforts in the United States for a targeted focal therapeutic for patients with clinically significant localized prostate cancer and, therefore, there is significant uncertainty regarding the Phase 3 clinical trial design, including primary endpoint(s), that will be required by the FDA. We are now actively engaged in discussions with the FDA on the design of the proposed Phase 3 clinical trial. The goal is to conduct a single Phase 3 trial, which if successful, will provide the clinical data for approval in both the US and Europe. The outcome of these discussions may change our assessment of the required clinical trials and our development plans. In addition, the scope of any additional trial in localized prostate cancer, including whether it will be a Phase 3 clinical trial or an additional Phase 2 trial will be dependent upon feedback from the FDA and securing sufficient funding to finance such clinical trial. Any delay in the finalization of the design and funding of the next clinical study would delay our development of topsalysin for the treatment of localized prostate cancer.

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

Undesirable side effects caused by topsalysin could cause us or regulatory authorities to interrupt, delay, suspend or terminate clinical trials and could result in a more restrictive label or the delay or denial of marketing approval by the FDA or other regulatory authorities. This, in turn, could limit or prevent us from commercializing topsalysin and generating revenues from its sale. The most common adverse events observed in patients who received topsalysin in our initial Phase 3 clinical trial for the treatment of lower urinary tract symptoms of BPH that were potentially attributable to topsalysin included painful urination, the presence of red blood cells in urine, frequent urination and urinary urgency, fever, and perineal pain. Each of the foregoing adverse events occurred in greater than 5% of the topsalysin population. Further, the incidence of serious AEs, or SAEs, was similar in patients treated with topsalysin and vehicle. There were two SAEs assessed by the investigator as at least possibly related to treatment for topsalysin and one such SAE for vehicle. The topsalysin-related SAEs were moderate events of “acute non-infectious prostatitis” and “fever following prostate procedure” not unexpected manifestations of the intraprostatic cellular destruction and resultant inflammation integral to the topsalysin mechanism of action. The vehicle-related SAE was a mild event of “urinary tract infection.” Although the SAEs were moderate and not unexpected, they may not be fully indicative of the adverse events that would be encountered in commercial use or in larger trials. In our completed Phase 2b localized prostate cancer trial a single administration of topsalysin continues to appear safe and well tolerated by patients. No hypersensitivity reactions or other serious systemic reactions to topsalysin were observed after a single administration. Adverse events considered related to topsalysin and occurring in more than one patient were: dysuria (3 patients), urinary retention (3 patients), proctalgia (2 patients), perineal pain (2 patients), nocturia (2 patients), micturition urgency (2 patients) and strangury (2 patients). All adverse events were considered mild and typically resolved within the same day. One event of micturition urgency was considered severe and resolved the same day, two events were considered moderate in severity, one event of perineal pain which resolved within a day and one event of urinary retention was considered moderate and the event was considered resolved after the patient underwent a transurethral resection of the prostate. One of the topsalysin related mild events of strangury was reported as a serious adverse event (SAE) because the patient was hospitalized overnight for monitoring as was the practice at the site in the United Kingdom where the patient had been treated. The event of strangury resolved the next day and the patient was released from the hospital.

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

We recently entered into a long-term agreement with Vetter Pharma International GmbH, or Vetter, to work on the commercial fill finish process for the production of reformulated topsalysin drug product and to supply clinical trial drug product material. We have incurred significant costs in connection with the technology transfer and manufacturer of clinical drug supplies. During the first quarter of 2019, we completed a fill finish campaign at commercial scale which produced drug product for future clinical trials. Analysis for release of this recently filled drug product is underway. Any delay in the release of this clinical trial drug product would result in future delays in our ability to commence additional clinical trials.

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

The manufacture of biopharmaceutical products is complex and requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. We and our contract manufacturers must comply with cGMP regulations and guidelines. Manufacturers of biopharmaceutical products often encounter difficulties in production, particularly in scaling up and validating initial production and contamination. These problems include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, operator errorr, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. Furthermore, if microbial, viral or other contaminants are discovered in our products or in the manufacturing facilities in which our products are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. We cannot assure you that any stability or other issues relating to the manufacture of any of our products will not occur in the future. Additionally, our manufacturer may experience manufacturing difficulties due to resource constraints or as a result of labor disputes or unstable political environments. If our manufacturer were to encounter any of these difficulties, or otherwise fail to comply with their contractual obligations, our ability to provide any product candidates to patients in clinical trials would be jeopardized. Any delay or interruption in the supply of clinical trial supplies could delay the completion of clinical trials, increase the costs associated with maintaining clinical trial programs and, depending upon the period of delay, require us to commence new clinical trials at additional expense or terminate clinical trials completely.

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

Even if we believe that data collected from our preclinical studies and clinical trials of our product candidate is promising, our data may not be sufficient to support marketing approval by the FDA or any foreign regulatory authority, or regulatory interpretation of these data and procedures may be unfavorable. In addition, the FDA’s regulatory review of BLAs for product candidates intended for widespread use by a large proportion of the general population is becoming increasingly focused on safety, which may lead to increased scrutiny of the safety data we submit in any BLA for topsalysin. Even if approved, a product candidate may not be approved for all indications requested and such approval may be subject to limitations on the indicated uses for which the biologic may be marketed, restricted distribution methods or other limitations. Our business and reputation may be harmed by any failure or significant delay in obtaining regulatory approval for the sale of our product candidate. We cannot predict when or whether regulatory approval will be obtained for any product candidate we develop.

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

As of June 30, 2019, we had six full-time employees. In addition, we had engaged three part-time individual consultants to assist us with managing manufacturing vendors and CROs, project management, legal and regulatory compliance. We will need to expand our managerial, operational, financial and other resources in order to manage our future operations and clinical trials, continue our research and development activities, and commercialize our product candidate. Our management and scientific personnel, systems and facilities currently in place may not be adequate to support our future growth. Our need to effectively manage our operations, growth and various projects requires that we:

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

Our ability to generate revenues from topsalysin will be subject to obtaining significant market acceptance among physicians, patients and healthcare payors.

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

Coverage and reimbursement may not be available, or may be available at only limited levels,, for topsalysin, which could make it difficult for us to sell topsalysin profitably.

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

*Changes in funding for the FDA, the SEC and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal functions on which the operation of our business may rely, which could negatively impact our business.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

We currently incur expenses denominated in foreign currencies for multiple vendors. This includes our manufacturing and supply agreements for the manufacture of topsalysin, for which payments are denominated in foreign currency. In addition, we are utilizing several clinical vendors which are located in various countries outside of the United States. These clinical vendors invoice us in the local currency of the vendor. We do not engage in foreign currency hedging arrangements for our accounts payable, and, consequently, foreign currency fluctuations may adversely affect our earnings. During the six months ended June 30, 2019 and 2018, 33.2% and 50.5% respectively, of our operating expenses were denominated in currencies other than the U.S. dollar. Going forward we anticipate that our sales and expenses, if any, will be denominated in the local currency of the country in which they occur. We may decide to manage this risk by hedging our foreign currency exposure, principally through derivative contracts. Even if we decide to enter into such hedging transactions, we cannot be sure that such hedges will be effective or that the costs of such hedges will not exceed their benefits. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the euro, could result in material amounts of cash being required to settle the hedge transactions or could adversely affect our financial results.

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

On June 4, 2019, we received a letter from the Listing Qualifications Staff of Nasdaq notifying us that the closing bid price of our common shares had been below $1.00 per share for 30 consecutive business days and that we were therefore not in compliance with the minimum bid price requirement for continued listing on The Nasdaq Capital Market, as required by Nasdaq Listing Rule 5550(a)(2). Nasdaq stated in its June 4th letter that, in accordance with Nasdaq Listing 5810(c)(3)(A), we have a grace period of 180 calendar days, or until December 2, 2019, to regain compliance with the minimum closing bid price requirement for continued listing. We will regain compliance if our closing bid price is at or above $1.00 for at least 10 consecutive business days anytime during the 180-day grace period.

There is no guarantee that we will be able to regain compliance with the Nasdaq Market Value Rule or the minimum bid price requirement, either of which could result in Nasdaq taking steps to delist our common shares. Delisting from The Nasdaq Capital Market could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common shares. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities. If our common shares are delisted by The Nasdaq Capital Market, the price of our common shares may decline, and although our common shares may be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the pink sheets, an investor may find it more difficult to dispose of their common shares or obtain accurate quotations as to the market value of our common shares. Further, if we are delisted, we would incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common shares and the ability of our shareholders to sell our common shares in the secondary market.

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

SIGNATURES

Pursuant to the requirements of the Securities Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on the 9th day of August 2019.

SOPHIRIS BIO INC.

By:	/s/ Randall E. Woods
Randall E. Woods Chief Executive Officer and President

By:	/s/ Peter T. Slover
Peter T. Slover Chief Financial Officer