Form 10-Q
period 2019-09-30
SOPHIRIS BIO INC.
filed 2019-11-08
CIK 1563855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

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

As of November 1, 2019, the registrant had 34,472,140 common shares (no par value) outstanding.

SOPHIRIS BIO INC.

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

Sophiris Bio Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

(Unaudited)

	September 30, 2019	December 31, 2018
Assets:

Current assets:
Cash and cash equivalents	$4,251	$10,998
Securities available-for-sale	2,050	1,541
Prepaid expenses and other current assets	710	656
Total current assets	7,011	13,195

Property and equipment, net	3	4
Operating lease right-of-use asset	85	—
Total assets	$7,099	$13,199

Liabilities and shareholders’ (deficit) equity:

Current liabilities:
Accounts payable	$431	$1,862
Accrued expenses	745	1,192
Current portion of promissory note	2,665	1,920
Current portion of operating lease liability	85	—
Total current liabilities	3,926	4,974

Long-term promissory note	3,086	5,091
Warrant liability	2,848	1,399
Total liabilities	9,860	11,464

Commitments and contingencies

Shareholders’ (deficit) equity:
Common shares, unlimited authorized shares, no par value; 33,572,140 and 30,205,915 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	131,489	131,247
Contributed surplus	27,459	26,714
Accumulated other comprehensive gain	100	100
Accumulated deficit	(161,809)	(156,326)
Total shareholders’ (deficit) equity	(2,761)	1,735
Total liabilities and shareholders’ (deficit) equity	$7,099	$13,199

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sophiris Bio Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating expenses:
Research and development	$738	$1,798	$3,382	$8,718
General and administrative	1,388	1,155	3,858	3,494
Total operating expenses	2,126	2,953	7,240	12,212
Other income (expense):
Interest expense	(145)	(173)	(470)	(514)
Interest income	29	80	133	258
Gain on revaluation of warrant liability	1,281	153	2,105	143
Other income (expense), net	2	21	(11)	27
Total other income (expense)	1,167	81	1,757	(86)
Net loss	$(959)	$(2,872)	$(5,483)	$(12,298)

Basic and diluted loss per share	$(0.03)	$(0.10)	$(0.18)	$(0.41)
Weighted average number of outstanding shares – basic and diluted	32,072	30,111	30,841	30,111
Other comprehensive loss:
Unrealized income on securities available-for-sale	1	2	—	2
Total other comprehensive loss	$(958)	$(2,870)	$(5,483)	$(12,296)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sophiris Bio Inc.

Condensed Consolidated Statements of Shareholders’ (Deficit) Equity

(In thousands, except share amounts)

	Common Shares		Contributed	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Surplus	Deficit	Income	(Deficit) Equity
Balance at July 1, 2019	30,217,140	$131,247	$27,128	$(160,850)	$99	$(2,376)
Issuance of common shares and pre-funded warrants, net of issuance costs of $43,000	3,355,000	3,796	141	—	—	3,937
Initial valuation of warrant liability upon issuance of common share purchase warrants	—	(3,554)	—	—	—	(3,554)
Stock-based compensation expense	—	—	190	—	—	190
Net loss	—	—	—	(959)	—	(959)
Other comprehensive income	—	—	—	—	1	1
Balance at September 30, 2019	33,572,140	$131,489	$27,459	$(161,809)	$100	$(2,761)

Balance at July 1, 2018	30,111,153	$131,247	$26,274	$(158,974)	$97	$(1,356)
Stock-based compensation expense	—	—	257	—	—	257
Net loss	—	—	—	(2,872)	—	(2,872)
Other comprehensive income	—	—	—	—	2	2
Balance at September 30, 2018	30,111,153	$131,247	$26,531	$(161,846)	$99	$(3,969)

Balance at January 1, 2019	30,205,915	$131,247	$26,714	$(156,326)	$100	$1,735
Issuance of common shares and pre-funded warrants, net of issuance costs of $43,000	3,366,225	3,796	141	—	—	3,937
Initial valuation of warrant liability upon issuance of common share purchase warrants	—	(3,554)	—	—		(3,554)
Stock-based compensation expense	—	—	604	—	—	604
Net loss	—	—	—	(5,483)	—	(5,483)
Balance at September 30, 2019	33,572,140	$131,489	$27,459	$(161,809)	$100	$(2,761)

Balance at January 1, 2018	30,111,153	$131,247	$25,854	$(149,548)	$97	$7,650
Stock-based compensation expense	—	—	677	—	—	677
Net loss	—	—	—	(12,298)	—	(12,298)
Other comprehensive loss	—	—	—	—	2	2
Balance at September 30, 2018	30,111,153	$131,247	$26,531	$(161,846)	$99	$(3,969)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sophiris Bio Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows used in operating activities
Net loss	$(5,483)	$(12,298)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	604	677
Accretion of debt discount	101	113
Amortization of promissory note issuance costs	39	43
Depreciation and amortization	93	2
Amortization of premium/discount on securities available-for-sale	(27)	(44)
Financing issuance cost allocated to warrant liability	359	—
Change in fair value warrant liability	(2,105)	(143)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(53)	143
Accounts payable	(1,459)	(433)
Accrued expenses	(404)	599
Operating lease liability	(92)	—
Net cash used in operating activities	(8,427)	(11,341)
Cash flows (used in) provided by investing activities
Purchases of property and equipment	—	(4)
Maturities of securities available-for-sale	2,600	9,387
Purchases of securities available-for-sale	(3,082)	(2,081)
Net cash (used in) provided by investing activities	(482)	7,302
Cash flows provided by financing activities
Proceeds from the issuance of common shares, pre-funded warrants and common share purchase warrants, net of paid issuance costs	3,664	—
Payment of offering costs related to the establishment of the Controlled Equity Sales Agreement	(102)	—
Principal payments on note payable	(1,400)	—
Net cash provided by financing activities	2,162	—
Net decrease in cash and cash equivalents	(6,747)	(4,039)
Cash and cash equivalents at beginning of period	10,998	16,087
Cash and cash equivalents at end of period	$4,251	$12,048

Supplemental disclosures of non-cash investing and financing activities:
Valuation of warrant liability upon issuance of purchase warrants	$3,554	$—
Unpaid issuance costs included in accounts payable	$86	$—

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

 Liquidity

The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred net losses from operations since inception, including $5.5 million in the nine months ended September 30, 2019 and has an accumulated deficit of $161.8 million as of September 30, 2019. On August 29, 2019, the Company completed a registered direct financing with a private institutional investor whereby it received $3.6 million, net of underwriters’ discounts and offering costs. At September 30, 2019, the Company had cash, cash equivalents and securities available-for-sale of $6.3 million. As of September 30, 2019, the future principal and final fee payments under the Loan and Security Agreement with Silicon Valley Bank, or SVB, total $6.0 million. The maturity date of the loan is September 1, 2021. The Company is currently paying monthly installments of principal and interest under the Loan and Security Agreement. However, if the Company fails to make principal and interest payments when due or another event of default occurs under the loan, SVB may accelerate the loan and foreclose on the Company’s pledged assets if the Company is unable to repay the loan in full. Events of default include the occurrence of a material adverse change as defined in the Loan and Security Agreement. As of the date of filing of this Form 10-Q, the Company is not in default under any of the provisions of the Loan and Security Agreement. The Company expects that its cash, cash equivalents and securities available-for-sale will be sufficient to fund its operations and debt service through March 2020 (assuming no acceleration of the loan) and, as a result, there is substantial doubt about its ability to continue as a going concern for one year from the date of the issuance of its condensed consolidated financial statements for the nine months ended September 30, 2019.

The Company announced that it has received formal scientific advice from the European Medicines Agency, or EMA, and reached an agreement with the U.S. Food and Drug Administration, or FDA, regarding a design for a single Phase 3 clinical trial to evaluate the potential of topsalysin as a targeted focal therapy to treat patients with intermediate risk localized prostate cancer. Based upon feedback from the EMA and the FDA, the Company believes that data from a single Phase 3 trial, if successful, should be sufficient to support market approval in both the U.S. and Europe. The scope of any additional trial in localized prostate cancer, including whether it will be a Phase 3 trial or an additional Phase 2 trial, will be dependent upon securing funding to finance such clinical trial. At this point in time, the Company does not plan on pursuing new clinical trials, including an additional trial in localized prostate cancer or a second Phase 3 trial in benign prostatic hyperplasia, or BPH, unless the Company secures a development partner to fund such new clinical trials or it obtains the necessary financing. The Company is currently evaluating options to further advance the clinical development of topsalysin. The Company will require significant additional funding to advance topsalysin in clinical development. The Company could use dilutive funding options such as an equity financing and/or non-dilutive funding options such as a partnering arrangement or other strategic arrangements to fund future clinical development of topsalysin. Any significant future public financing will most likely require the use of a Form S-1 registration statement. The process of getting a Form S-1 registration statement filed and declared effective can take an extended period of time which could delay the timing of any future significant financing. There can be no assurance that such funding will be secured in a timely manner or on favorable terms, if at all or that a development partner will be available on acceptable terms or if at all.

If the Company is unable to raise sufficient capital to fund its operations, the Company could be required to significantly reduce expenses, sell assets (potentially at a loss), cease operations altogether, file for bankruptcy or seek other protection from creditors, or liquidate all of its assets. The Company is also exploring partnership arrangements and other strategic alternatives which could include a merger or acquisition.

On March 7, 2019, the Company received a letter from the Listing Qualifications Staff of The Nasdaq Stock Market LLC, or Nasdaq, notifying the Company that for the last 30 consecutive business days prior to the date of the letter, the market value of the Company’s listed securities was less than $35 million and therefore the Company did not meet the requirement for continued listing on The Nasdaq Capital Market as required by Nasdaq Listing Rule 5550(b)(2), or the Market Value Rule, or the alternative requirements under Nasdaq Listing Rules 5550(b)(1) and 5550(b)(3). In accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Company had 180 calendar days, or until September 3, 2019, to regain compliance with the Market Value Rule. As of the date of this filing the Company has not regained compliance with the Market Value Rule.

On June 4, 2019, the Company received a letter from the Listing Qualifications Staff of Nasdaq notifying the Company that the closing bid price of the Company’s common shares had been below $1.00 per share for 30 consecutive business days and that the Company was therefore not in compliance with the minimum bid price requirement for continued listing on The Nasdaq Capital Market, as required by Nasdaq Listing Rule 5550(a)(2). Nasdaq stated in its June 4th letter that, in accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has a grace period of 180 calendar days, or until December 2, 2019, to regain compliance with the minimum closing bid price requirement for continued listing. The Company will regain compliance if the closing bid price of the Company’s common shares is at or above $1.00 for at least 10 consecutive business days anytime during the 180-day grace period.

On September 6, 2019, the Company received a letter from the Nasdaq notifying the Company that it had not regained compliance with Market Value Rule by September 3, 2019 and as a result the Company’s securities will be delisted from the Nasdaq unless the Company requests an appeal of this determination. The Company formally requested an appeal of this determination on September 12, 2019. On October 17, 2019, the Company met with the Nasdaq Hearings Panel regarding the Company’s potential delisting from The Nasdaq Stock Market as a result of its failure to maintain a market value of the Company’s listed securities of at least $35 million or in the alternative to have more than $2.5 million in stockholders’ equity. On October 21, 2019, the Company received the Nasdaq Hearings Panel decision which granted the Company until January 24, 2020 to regain compliance with the listing standards of the Nasdaq Capital Market, by either having the market value of the Company’s listed securities be at least $35 million during the preceding ten consecutive trading days before January 24, 2020 or having more than $2.5 million in stockholders’ equity by January 24, 2020. The Company will also be required to have a closing bid price of at least $1.00 per share during the preceding ten consecutive trading days before January 24, 2020. If the Company is unable to regain compliance with the listing standards of the Nasdaq Capital Market by January 24, 2020, the Company’s securities may be delisted from The Nasdaq Stock Market. As of the date of this filing the Company has not regained compliance with any of these listing rules.

2.	Summary of significant accounting policies

Basis of consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Sophiris Bio Corp. and Sophiris Bio Holding Corp, both of which are incorporated in the State of Delaware. All intercompany balances and transactions have been eliminated for purposes of consolidation.

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

During the nine months ended September 30, 2019, there have been no changes to our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, except as described below.

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

The following diluted securities have been excluded from the computation of diluted weighted-average shares outstanding as of September 30, 2019 and 2018 as the Company recorded a net loss in both periods and therefore, they would be anti-dilutive (in thousands):

	September 30,
	2019	2018
Options to purchase common shares	2,963	2,940
Common share purchase warrants	11,131	5,798

Reconciliation of shares utilized in the weighted average outstanding number of shares for basic and diluted earnings per share for the three and nine months ended September 30, 2019 and 2018:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Weighted average number of common shares outstanding during the period	31,384	30,111	30,609	30,111
Weighted average number of pre-funded warrants outstanding during the period	688	—	232	—
	32,072	30,111	30,841	30,111

Even through the impact of the inclusion of the pre-funded warrants in the earnings per shares calculation is anti-dilutive, the Company has included the pre-funded warrants issued in its August 2019 offering in the calculation of weighted average outstanding number of shares for both basic and diluted EPS for the three and nine months ended September 30, 2019 as these warrants were issued with an exercise price of $0.01 which the Company believes is nonsubstantive in relation to the fair value of the common shares to be issued upon exercise of the warrants. On October 25, 2019, 900,000 of these outstanding pre-funded warrants were exercised.

4.	Securities Available-for-Sale

Securities available-for-sale consisted of the following as of September 30, 2019 (in thousands):

	September 30, 2019
	Amortized	Unrealized		Estimated
	Cost	Gain	Loss	Fair Value
Commercial paper	$1,547	$—	$—	$1,547
U.S. government sponsored enterprise securities	503	—	—	503
	$2,050	$—	$—	$2,050

As of September 30, 2019, all of the Company’s securities available-for-sale have a maturity date of less than one year.

Securities available-for-sale consisted of the following as of December 31, 2018 (in thousands):

	December 31, 2018
	Amortized	Unrealized		Estimated
	Cost	Gain	Loss	Fair Value
Commercial paper	$892	$—	$—	$892
U.S. government sponsored enterprise securities	649	—	—	649
	$1,541	$—	$—	$1,541

As of December 31, 2018, all of the Company’s securities available-for-sale have a maturity date of less than one year.

5.	Fair value measurement and financial instruments

As of September 30, 2019, the Company had $5.5 million of securities consisting of money market funds, commercial paper securities and U.S. government sponsored enterprise securities with maturities that range from four days to five months with an overall average time to maturity of approximately one month. The Company has the ability to liquidate these investments without restriction. The Company determines the fair value for securities with Level 1 inputs through quoted market prices. The Company determines the fair value for securities with Level 2 inputs through broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. The Company’s Level 2 securities have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, typically utilizing third party pricing services or other observable market data. The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, and other industry and economic events. The Company’s Level 3 inputs are unobservable inputs based on the Company’s assessment that market participants would use in pricing the instruments.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis for the periods presented (in thousands):

	September 30, 2019	Level 1	Level 2	Level 3
Assets:
Money market funds	$410	$410	$—	$—
Commercial paper	2,796	—	2,796	—
U.S. government sponsored enterprise securities	2,250	—	2,250	—
Total assets	$5,456	$410	$5,046	$—
Liabilities:
Warrant liability	$2,848	$—	$—	$2,848
Total liabilities	$2,848	$—	$—	$2,848

	December 31, 2018	Level 1	Level 2	Level 3
Assets:
Money market funds	$20	$20	$—	$—
Commercial paper	9,729	—	9,729	—
U.S. government sponsored enterprise securities	2,198	—	2,198	—
Total assets	$11,947	$20	$11,927	$—
Liabilities:
Warrant liability	$1,399	$—	$—	$1,399
Total liabilities	$1,399	$—	$—	$1,399

Warrant liability

In connection with the offering completed on May 11, 2016, the Company issued 1,785,714 warrants to purchase its common shares. These warrants may require the Company to pay the warrant holder cash under certain provisions of the warrant and therefore the Company is accounting for these warrants as a liability. As a result of these warrants being classified as a liability, the Company is required to calculate their fair value at each reporting date. The fair value of these warrants is calculated utilizing a Black-Scholes pricing model. The Company calculated the initial fair value of these warrants on May 11, 2016, the date the warrants were issued. As of September 30, 2019, only 10,000 of these warrants remain outstanding for which the fair value was remeasured as of September 30, 2019. The following inputs were utilized in the Black-Scholes pricing model:

	September 30, 2019	December 31, 2018
Stock price	$0.59	$0.83
Exercise price	$1.40	$1.40
Risk-free interest rate	1.67%	2.46%
Volatility	90.83%	82.47%
Dividend yield	0.00%	0.00%
Expected life in years	1.61	2.36
Calculated fair value per warrant	$0.13	$0.29

In connection with the offering completed on August 26, 2016, the Company issued 5,606,250 warrants to purchase its common shares. These warrants may require the Company to pay the warrant holder cash under certain provisions of the warrant and therefore the Company is accounting for these warrants as a liability. As a result of these warrants being classified as a liability, the Company is required to calculate the fair value of these warrants at each reporting date. The fair value of these warrants is calculated utilizing a Black-Scholes pricing model. The Company calculated the initial fair value of these warrants on August 26, 2016, the date the warrants were issued. As of September 30, 2019, all of these warrants remain outstanding for which the fair value was remeasured. The following inputs were utilized in the Black-Scholes pricing model:

	September 30, 2019	December 31, 2018
Stock price	$0.59	$0.83
Exercise price	$4.00	$4.00
Risk-free interest rate	1.64%	2.45%
Volatility	86.81%	104.52%
Dividend yield	0.00%	0.00%
Expected life in years	1.90	2.65
Calculated fair value per warrant	$0.04	$0.25

In connection with the offering completed on August 29, 2019, the Company issued 5,333,334 warrants to purchase its common shares. These warrants may require the Company to pay the warrant holder cash under certain provisions of the warrant and therefore the Company is accounting for these warrants as a liability. As a result of these warrants being classified as a liability, the Company is required to calculate the fair value of these warrants at each reporting date. The fair value of these warrants is calculated utilizing a Black-Scholes pricing model. The Company calculated the initial fair value of these warrants on August 29, 2019, the date the warrants were issued. As of September 30, 2019, all of these warrants remain outstanding for which the fair value was remeasured. The following inputs were utilized in the Black-Scholes pricing model:

	Initial Fair Value Assessment August 29, 2019	September 30, 2019
Stock price	$0.78	$0.59
Exercise price	$0.95	$0.95
Risk-free interest rate	1.41%	1.56%
Volatility	126.36%	130.31%
Dividend yield	0.00%	0.00%
Expected life in years	5.51	5.42
Calculated fair value per warrant	$0.67	$0.49

The following table presents a reconciliation of the warrant liability measured at fair value using unobservable inputs (Level 3) (in thousands):

Warrant Liability
Liabilities:
Balance at January 1, 2019	$1,399
Issuance of warrants on August 29, 2019	3,554
Change in the fair value of warrant liability	(2,105)
Balance at September 30, 2019	$2,848

The Company recognizes transfers into and out of levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstances that caused the transfer occurs. There were no transfers of assets or liabilities between the fair value measurement classifications.

6.	Prepaid expenses and other current assets

Prepaid expenses and other current assets as of September 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Prepaid insurance	$507	$245
Prepaid research and development expenses	116	256
Other prepaid expenses and other current assets	87	155
Prepaid expenses and other current assets	$710	$656

As of September 30, 2019 and December 31, 2018, prepaid research and development expenses includes $34,000 and $0.2 million, respectively, for upfront fees paid to the Company’s third-party manufacturing vendors for the development of topsalysin. The upfront fees will be relieved in future periods based upon work completed.

7.	Accrued expenses

Accrued expenses as of September 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Accrued personnel related costs	$221	$209
Accrued interest	31	41
Accrued research and development expenses	211	586
Accrued audit and tax services	238	168
Other accrued expenses	44	188
Accrued expenses	$745	$1,192

8.	Promissory notes

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

The Company is not subject to any financial covenants under the loan. As of September 30, 2019, the Company was not in default under any of the provisions under the loan. The loan agreement contains customary affirmative and negative covenants, indemnification provisions and events of default. The affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports and maintain certain intellectual property rights. The negative covenants include, among others, restrictions on transferring or licensing our assets, changing our business, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, and creating other liens on our assets, in each case subject to customary exceptions. If the Company defaults under the loan, SVB may accelerate the loan and foreclose on the Company's pledged assets if the Company is unable to repay the loan in full. SVB could declare a default under the loan upon the occurrence of any event that SVB interprets as a material adverse change as defined under the loan agreement, thereby requiring us to repay the loan immediately.

As of September 30, 2019, the future contractual principal and final fee payments on our debt obligations are as follows (in thousands):

Remainder of 2019	$700
2020	2,800
2021	2,450
Total	$5,950

The following table shows actual interest expense, amortization of the debt discount and amortization of the issuance costs that was charged to interest expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Simple interest	$101	$121	$330	$358
Accretion of debt discount	32	38	101	113
Amortization of promissory note issuance costs	12	14	39	43
Total	$145	$173	$470	$514

The Company calculated the fair value of the secured promissory notes as $5.5 million (Level 3) as of September 30, 2019. The fair value of long-term debt is based on the net present value of calculated interest and principal payments, using an interest rate of 6.75%, which takes into consideration the financial position of the Company and the recent interest rate environment for new debt issuances for comparable companies. The fair value of this equity component was derived using the Black-Scholes valuation model. The Company calculated the promissory notes’ fair value by allocating to equity and the debt based on their respective fair values.

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

Effectively January 31, 2019, the Company elected to extend its existing facility lease for an additional 12 months which resulted in the extension of the Company’s lease term from May 31, 2019 to May 31, 2020. As a result of this lease term extension the Company recognized a lease modification resulting in an increase to (a) a lease liability of approximately $124,000, which represents the present value of our remaining lease payments using an estimated incremental borrowing rate of 6.75% and (b) a right-of-use asset of approximately $124,000. As of September 30, 2019, the Company's lease liability and right-of-use assets was $85,000.

Total operating lease cost for the three and nine ended September 30, 2019 was $33,000 and $98,000, respectively. For the three and nine months ended September 30, 2019, $11,000 and $32,000 was included as a component of research and development expense and $22,000 and $66,000 was included as a component of general and administrative expense, respectively.

Maturity of the Company's lease liability is as follows (in thousands):

September 30, 2019
Remainder of 2019	$33
2020	54
Total	87
Less interest	(2)
Present value of lease liability	$85

The remaining life of the Company’s operating lease as of September 30, 2019 is eight months.

The discount rate of the Company's operating lease as of September 30, 2019 is 6.75%.

Future minimum lease payments under non-cancelable operating lease at December 31, 2018 was as follows (in thousands):

December 31, 2018
2019	$130
2020	54
Total	$184

10.	Shareholders’ equity

On August 29, 2019, the Company completed a registered direct financing with a private institutional investor whereby it issued 3,355,000 common shares at a price of $0.75 per share and 1,978,334 pre-funded warrants to purchase common shares at an total price of $0.75 per share ($0.74 paid to the Company upon the closing of the offering and $0.01 to be paid upon exercise of the pre-funded warrants). In addition, the Company has also agreed to sell and issue warrants to purchase up to 5,333,334 common shares at an exercise price of $0.95 per share. The purchase warrants will be exercisable beginning on the six month anniversary of the date of issuance (the “Initial Exercise Date”) and will expire on the fifth anniversary of the Initial Exercise Date. The Company received $3.6 million, net of underwriters’ discounts and offering cost.

As multiple securities were issued in this transaction the proceeds from the transaction were allocated to each security based upon the calculated fair value of each security. The proceeds were first allocated to the calculated fair value of the common share purchase warrants. The remaining proceeds were then allocated to the common shares and pre-funded warrants based upon the relative fair value of each security. The pre-funded warrants are recorded as equity warrants and are included in contributed surplus. The common share purchase warrants are recorded as a liability and then marked to market each period through earnings in other income (expense) each period as the purchase warrants included in this transaction contain a “fundamental transaction” provision, which may in certain circumstances allow the common share purchase warrants to be redeemed for cash at an amount equal to the Black-Scholes Value, as defined by the warrant agreements. In addition, the warrants include a “failure to timely deliver shares” provision, which may require the Company to pay cash to the warrant holder in certain circumstances as defined by the warrant agreements. See a discussion on the calculation of the fair value associated with these warrants at Note 5.

In connection with this offering the Company incurred offering costs of approximately $0.4 million. The Company allocated these offering costs between the fair value of the common shares, the fair value of the pre-funded warrants and the fair value of the purchase warrants on the date of the closing. The Company allocated approximately $27,000 to the common shares and approximately $16,000 to the pre-funded warrants which was recorded as a reduction to shareholders equity. The remaining $0.4 million was allocated to the purchase warrants and expensed as a component of general and administrative expenses for the three and nine months ended September 30, 2019 as the purchase warrants are classified as liabilities.

On December 7, 2018, the Company entered into a Controlled Equity OfferingSM Sales Agreement, or Sales Agreement, with Cantor Fitzgerald & Co., or Cantor Fitzgerald, as sales agent pursuant to which the Company may offer and sell from time to time, through Cantor Fitzgerald, common shares of the Company. On December 7, 2018, pursuant to the ATM Offering, the Company filed a prospectus supplement pursuant to which the Company may offer and sell, from time to time, Common Shares having an aggregate offering price of up to $20.0 million through Cantor, or the “ATM Prospectus Supplement”. The Company will pay Cantor Fitzgerald an amount equal to 3.0% of the aggregate gross proceeds from each sale of common shares. No shares were issued under the Sales Agreement during the three months ended September 30, 2019. The Company terminated the ATM Prospectus Supplement on August 26, 2019, but the Sales Agreement remains in full force and effect.

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

As of September 30, 2019, the Company has approximately 394,000 common shares which were available for issuance under the Plan.

The Company recognized stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development	$55	$38	$182	$142
General and administrative	135	219	422	535
Total	$190	$257	$604	$677

As of September 30, 2019, there was $0.4 million of total unrecognized compensation expense related to non-vested stock awards, which is expected to be recognized over a weighted average period of 1.1 years.

The following table summarizes stock option activity, including options issued to employees and directors (in thousands, except per share):

	Options Outstanding	Weighted Average Exercise Price
Outstanding at January 1, 2019	2,950	$1.60
Options granted	80	0.78
Options expired	(67)	2.65
Outstanding at September 30, 2019	2,963	$1.56

The fair values of options granted during the nine months ended September 30, 2019 and 2018 were estimated at the date of grant using the following weighted-average assumptions:

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

We have completed a multicenter, open-label Phase 2b clinical trial to confirm the dose and optimize the delivery of topsalysin for the treatment of clinically significant localized prostate cancer. A total of 38 patients with a pre-identified clinically significant lesion, received a single administration of topsalysin at eight clinical trial sites located in the United Kingdom and United States. A review of the safety data from 38 patients, indicates that a single administration of topsalysin continues to appear safe and well-tolerated by patients. Adverse events considered related to topsalysin were typically mild and typically occurred and were resolved on the day of the administration. In addition, urine function was preserved, no sexual dysfunction, no hypersensitivity reactions or other serious systemic reactions to topsalysin were observed after a single administration.

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

On June 19, 2019, we announced that we had received formal scientific advice from the European Medicines Agency, or EMA regarding a proposed design of a Phase 3 clinical trial to evaluate the potential of topsalysin as a targeted focal therapy to treat patients with intermediate risk localized prostate cancer. The Phase 3 trial design agree upon by the EMA would enroll patients with a confirmed diagnosis of intermediate risk disease. Approximately 700 men who meet the eligibility criteria will be equally randomized to receive a single administration of either topsalysin or placebo. The primary endpoint for the trial is the proportion of patients at 12 months who have failed treatment, defined as histological progression of disease, resulting in the need for alternative intervention, per an independent central adjudication panel. Based upon the feedback from the EMA, we believe that data from a single Phase 3 trial, if successful, should be sufficient to support market approval in Europe.

On October 21, 2019, we announced that following an End of Phase 2/ Pre-Phase 3 meeting with the United States Food and Drug Administration, or FDA, there is agreement regarding the design of a single Phase 3 clinical trial to evaluate the potential of topsalysin as a targeted focal therapy to treat patients with intermediate risk localized prostate cancer. The Phase 3 study design agreed upon with the FDA is consistent with the design previously agreed upon with the EMA. In addition, the FDA has indicated that in order to receive approval, we will need to evaluate all patients that progress to alternative treatments for an additional 12 months, for a total of 24 months of data, post the administration of the study drug.

Our goal is to conduct a single Phase 3 trial, which if successful, will provide the clinical data for approval in both the United States and Europe.

The scope of any additional trial in localized prostate cancer, including whether it will be a Phase 3 trial or an additional Phase 2 trial, will be dependent upon securing funding to finance such clinical trial. At this point in time, we do not plan on pursuing new clinical trials, including an additional trial in localized prostate cancer or a second Phase 3 trial in benign prostatic hyperplasia, or BPH, unless we secure a development partner to fund such new clinical trials or we obtain the necessary financing. We are currently evaluating options to further advance the clinical development of topsalysin. We will require significant additional funding to advance topsalysin in clinical development. We could use dilutive funding options such as an equity financing and/or non-dilutive funding options such as a partnering arrangement or other strategic arrangements to fund future clinical development of topsalysin. Any significant future public financing will most likely require the use of a Form S-1 registration statement.  The process of getting a Form S-1 registration statement filed and declared effective can take an extended period of time which could delay the timing of any future significant financing. There can be no assurance that such funding will be secured in a timely manner or on favorable terms, if at all or that a development partner will be available on acceptable terms or if at all.

If we are unable to raise sufficient capital to fund our operations, we could be required to significantly reduce expenses, sell assets (potentially at a loss), cease operations altogether, file for bankruptcy or seek other protection from creditors, or liquidate all of our assets. We are also exploring partnership arrangements and other strategic alternatives which could include a merger or acquisition. See the Liquidity and Capital Resource section below for further details.

Further, we cannot currently estimate when the clinical development required to seek the regulatory approvals needed to commercialize topsalysin for the treatment of clinically significant localized prostate cancer or the treatment of the symptoms of BPH will be completed.

On August 29, 2019, we completed a registered direct financing whereby we issued 3,355,000 common shares at a price of $0.75 per share and 1,978,334 pre-funded warrants to purchase common shares at an total price of $0.75 per share ($0.74 paid to us upon the closing of the offering and $0.01 to be paid upon exercise of the pre-funded warrants). In addition, we have also agreed to sell and issue warrants to purchase up to 5,333,334 common shares at an exercise price of $0.95 per share. The purchase warrants will be exercisable beginning on the six-month anniversary of the date of issuance, or the “Initial Exercise Date” and will expire on the fifth anniversary of the Initial Exercise Date. We received $3.6 million, net of underwriters’ discounts and offering cost.

On March 7, 2019, we received a letter from the Listing Qualifications Staff of The Nasdaq Stock Market LLC, or Nasdaq, notifying us that for the last 30 consecutive business days prior to the date of the letter, the market value of our listed securities was less than $35 million and therefore we did not meet the requirement for continued listing on The Nasdaq Capital Market as required by Nasdaq Listing Rule 5550(b)(2), or the Market Value Rule, or the alternative requirements under Nasdaq Listing Rules 5550(b)(1) and 5550(b)(3). In accordance with Nasdaq Listing Rule 5810(c)(3)(C), we had 180 calendar days, or until September 3, 2019, to regain compliance with the Market Value Rule.

On June 4, 2019, we received a letter from the Listing Qualifications Staff of Nasdaq notifying us that the closing bid price of our common shares had been below $1.00 per share for 30 consecutive business days and that we were therefore not in compliance with the minimum bid price requirement for continued listing on The Nasdaq Capital Market, as required by Nasdaq Listing Rule 5550(a)(2). Nasdaq stated in its June 4th letter that, in accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have a grace period of 180 calendar days, or until December 2, 2019, to regain compliance with the minimum closing bid price requirement for continued listing. We will regain compliance if the closing bid price of our common shares is at or above $1.00 for at least 10 consecutive business days anytime during the 180-day grace period.

On September 6, 2019, we received a letter from the Nasdaq notifying us that we had not regained compliance with Market Value Rule by September 3, 2019 and as a result our securities will be delisted from the Nasdaq unless we requested an appeal of this determination. We formally requested an appeal of this determination on September 12, 2019. On October 17, 2019, we met with the Nasdaq Hearings Panel regarding our potential delisting from The Nasdaq Stock Market as a result of our failure to maintain a market value of our listed securities of at least $35 million or in the alternative to have more than $2.5 million in stockholders’ equity. On October 21, 2019, we received the Nasdaq Hearings Panel decision which granted us until January 24, 2020 to regain compliance with the listing standards of the Nasdaq Capital Market either by having the market value of our listed securities be at least $35 million during the preceding ten consecutive trading days before January 24, 2020, or having more than $2.5 million in stockholders’ equity by January 24, 2020. We will also be required to have a closing bid price of at least $1.00 per share during the preceding ten consecutive trading days before January 24, 2020. If we are unable to regain compliance with the listing standards of the Nasdaq Capital Market by January 24, 2020, our securities may be delisted from The Nasdaq Stock Market. As of the date of this filing we have not regained compliance with any of these listing rules.

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

At this time, due to the risks inherent in the clinical trial process and given the stage of our product development program, we are unable to estimate with any certainty the costs we will incur in the continued development of topsalysin for potential approval and commercialization in two indications. Clinical development timelines, the probability of success and development costs can differ materially from expectations. However, we do expect our research and development expenses to continue for the foreseeable future as we advance topsalysin through clinical development assuming we are able to obtain additional financing or secure a development partner to fund such clinical development. The process of conducting clinical trials necessary to obtain regulatory approval is costly and time consuming. Any failure by us or delay in completing clinical trials, or in obtaining regulatory approvals, could lead to increased research and development expenses and, in turn, have a material adverse effect on our results of operations.

Essentially all of our research and development expenses were related to topsalysin during the three and nine months ended September 30, 2019 and 2018. We recognized research and development expenses as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Clinical research and development	$383	$710	$1,223	$3,133
Manufacturing	300	1,050	1,977	5,443
Stock-based compensation expense	55	38	182	142
	$738	$1,798	$3,382	$8,718

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

Gain (Loss) on Revaluation of Warrant Liability

In connection with the offerings completed in 2016 and our recently completed registered direct financing on August 29, 2019, we issued warrants to purchase our common shares. These warrants may require us to pay the warrant holder cash under certain provisions of the warrant and therefore we account for these warrants as a liability. As a result of these warrants being classified as a liability, we are required to calculate the fair value of these warrants at each reporting date. The fair value of these warrants is calculated utilizing a Black-Scholes pricing model. We calculated the initial fair value of these warrants at the date the warrants were issued. At each reporting date, we are required to remeasure the fair value of the warrant liability and any corresponding increase or decrease to the warrant liability is recorded as a gain (loss) on revaluation of warrant liability. In addition, if a warrant holder exercises warrants, we are required to revalue the fair value of the underlying warrants on the date of exercise and reclassify the change in the fair value from the warrant liability to contributed surplus.

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

Results Of Operations

Comparison of the three months ended September 30, 2019 and 2018

The following table summarizes the results of our operations for the three months ended September 30, 2019 and 2018, together with the changes in those items in dollars (in thousands):

	Three Months Ended September 30,		Change
	2019	2018	2019 vs. 2018
Research and development expenses	738	1,798	(1,060)
General and administrative expenses	1,388	1,155	233
Interest expense	(145)	(173)	28
Interest income	29	80	(51)
Gain on revaluation of warrant liability	1,281	153	1,128
Other income (expense)	2	21	(19)

Research and development expenses. Research and development expenses were $0.7 million in the three months ended September 30, 2019 compared to $1.8 million in the three months ended September 30, 2018. The decrease in research and development costs is attributable to the following:

●

a $0.8 million decrease in the costs associated with manufacturing activities for topsalysin. During the three months ended September 30, 2018 we were actively pursuing a new drug product formulation and we were in the process of transferring our drug product manufacturing from Boehringer Ingelheim RCV GmbH & Co KG to Vetter Pharma International GmbH. Now that we have sufficient drug product on hand for future clinical trials, we expect that our costs associated with manufacturing activities will be less in future periods as we shift our focus to potential new clinical trials for topsalysin; and

●	a $0.3 million decrease in clinical costs associated with our Phase 2b clinical trial of topsalysin for localized prostate cancer which was completed in late 2018.

Research and development expenses included non-cash stock-based compensation expenses of $55,000 for the three months ended September 30, 2019 as compared to $38,000 for the three months ended September 30, 2018.

General and administrative expenses. General and administrative expenses were $1.4 million in the three months ended September 30, 2019 as compared to $1.2 million for the three months ended September 30, 2018. Included as a component of general and administrative expense for the three months ended September 30, 2019 was $0.4 million of offering costs which were allocated to the common share purchase warrants issued in our August 2019 financing. These offering costs were allocated to general and administrative expense as the common share purchase warrants were classified as liabilities. General and administrative expenses included non-cash stock-based compensation expense of $0.1 million for the three months ended September 30, 2019 as compared to $0.2 million for the three months ended September 30, 2018.

Interest expense. Interest expense was $0.1 million in the three months ended September 30, 2019 as compared to $0.2 million for the three months ended September 30, 2018. The interest expense is related to our Silicon Valley Bank Loan and Security Agreement.

Interest income. Interest income was $29,000 for the three months ended September 30, 2019 as compared to $80,000 for the three months ended September 30, 2018. The decrease is due to the decrease in the average balances of interest-bearing cash and investment accounts from period to period.

 Gain on revaluation of warrant liability. Gain on revaluation of the warrant liability was $1.3 million for the three months ended September 30, 2019 as compared to $0.2 million for the three months ended September 30, 2018. The non-cash gain is associated with the change in the fair value of our warrant liability which is calculated using a Black-Scholes pricing model.

Comparison of the nine months ended September 30, 2019 and 2018

The following table summarizes the results of our operations for the nine months ended September 30, 2019 and 2018, together with the changes in those items in dollars (in thousands):

	Nine Months Ended September 30,		Change
	2019	2018	2019 vs. 2018
Research and development expenses	3,382	8,718	(5,336)
General and administrative expenses	3,858	3,494	364
Interest expense	(470)	(514)	44
Interest income	133	258	(125)
Gain on revaluation of warrant liability	2,105	143	1,962
Other income (expense)	(11)	27	(38)

Research and development expenses. Research and development expenses were $3.4 million for the nine months ended September 30, 2019 compared to $8.7 million for the nine months ended September 30, 2018. The decrease in research and development costs is attributable to the following:

●

a $3.5 million decrease in the costs associated with manufacturing activities for topsalysin. During the nine months ended September 30, 2019 we completed a fill finish campaign which produced drug product for future clinical trials. During the nine months ended September 30, 2018 we were actively pursuing a new drug product formulation and we were in the process of transferring our drug product manufacturing from Boehringer Ingelheim RCV GmbH & Co KG to Vetter Pharma International GmbH. Now that we have sufficient drug product on hand for future clinical trials, we expect that our costs associated with manufacturing activities will be less in future periods as we shift our focus to potential new clinical trials for topsalysin; and

●	a $1.8 million decrease in clinical costs associated with our Phase 2b clinical trial of topsalysin for the treatment of localized prostate cancer which completed in late 2018.

Research and development expenses included non-cash stock-based compensation expenses of $0.2 million for the nine months ended September 30, 2019 as compared to $0.1 million for the nine months ended September 30, 2018.

General and administrative expenses. General and administrative expenses were $3.9 million for the nine months ended September 30, 2019 compared to $3.5 million for the nine months ended September 30, 2018. Included as a component of general and administrative expense for the nine months ended September 30, 2019 was $0.4 million of offering costs which were allocated to the common share purchase warrants issued in our August 2019 financing. These offering costs were allocated to general and administrative expense as the common share purchase warrants were classified as liabilities. General and administrative expenses included non-cash stock-based compensation expense of $0.4 million for the nine months ended September 30, 2019 as compared to $0.5 million for the nine months ended September 30, 2018.

Interest expense. Interest expense was $0.5 million for the nine months ended September 30, 2019 and 2018. Interest expense is related to our Silicon Valley Bank Loan and Security Agreement.

Interest income. Interest income was $0.1 million for the nine months ended September 30, 2019 compared to $0.3 million for the nine months ended September 30, 2018. The decrease is due to the decrease in the average balances of interest-bearing cash and investment accounts from period to period.

Gain on revaluation of warrant liability. Gain on revaluation of the warrant liability was $2.1 million for the nine months ended September 30, 2019 as compared to $0.1 million for the nine months ended September 30, 2018. The non-cash gain is associated with the change in the fair value of our warrant liability which is calculated using a Black-Scholes pricing model.

Liquidity and Capital Resources

Overview

Since our inception, our operations have been primarily financed through public and private equity sales, debt financings and payments from Kissei. Since inception, we have devoted our resources to funding and conducting research and development programs, including discovery research, preclinical studies and clinical trial activities.

On August 29, 2019, we completed a registered direct financing whereby we issued 3,355,000 common shares at a price of $0.75 per share and 1,978,334 pre-funded warrants to purchase common shares at an total price of $0.75 per share ($0.74 paid to us upon the closing of the offering and $0.01 to be paid upon exercise of the pre-funded warrants). In addition, we have also agreed to sell and issue warrants to purchase up to 5,333,334 common shares at a price of $0.95 per share. The purchase warrants will be exercisable beginning on the six-month anniversary of the date of issuance, or the “Initial Exercise Date” and will expire on the fifth anniversary of the Initial Exercise Date. We received $3.6 million, net of underwriters’ discounts and offering cost.

The condensed consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. We have incurred net losses from operations since inception, including $5.5 million in the nine months ended September 30, 2019 and has an accumulated deficit of $161.8 million as of September 30, 2019. At September 30, 2019, we had cash, cash equivalents and securities available-for-sale of $6.3 million. As of September 30, 2019, the future principal and final fee payments under the Loan and Security Agreement with SVB total $6.0 million. The maturity date of the loan is September 1, 2021. We are currently paying monthly installments of principal and interest under the Loan and Security Agreement.  However, if we fail to make principal and interest payments when due or another event of default occurs under the loan, SVB may accelerate the loan and foreclose on our pledged assets if we are unable to repay the loan in full.  Events of default include the occurrence of a material adverse change as defined in the Loan and Security Agreement. As of the date of filing of this Form 10-Q, we are not in default under any of the provisions of the Loan and Security Agreement. We expect that our cash, cash equivalents and securities available-for-sale will be sufficient to fund our operations and debt service through March 2020 (assuming no acceleration of the loan) and, as a result, there is substantial doubt about our ability to continue as a going concern for one year from the date of the issuance of our condensed consolidated financial statements for the nine months ended September 30, 2019.

We announced that we have received formal scientific advice from the EMA and reached an agreement with the FDA regarding a design for a single Phase 3 clinical trial to evaluate the potential of topsalysin as a targeted focal therapy to treat patients with intermediate risk localized prostate cancer. Based upon feedback from the EMA and the FDA, we believe that data from a single Phase 3 trial, if successful, should be sufficient to support market approval in both the U.S. and Europe. The scope of any additional trial in localized prostate cancer, including whether it will be a Phase 3 trial or an additional Phase 2 trial, will be dependent upon securing funding to finance such clinical trial. At this point in time, we do not plan on pursuing new clinical trials, including an additional trial in localized prostate cancer or a second Phase 3 trial in benign prostatic hyperplasia, or BPH, unless we secure a development partner to fund such new clinical trials or it obtains the necessary financing. We are currently evaluating options to further advance the clinical development of topsalysin. We will require significant additional funding to advance topsalysin in clinical development. We could use dilutive funding options such as an equity financing and/or non-dilutive funding options such as a partnering arrangement or other strategic arrangements to fund future clinical development of topsalysin. Any significant future public financing will most likely require the use of a Form S-1 registration statement.  The process of getting a Form S-1 registration statement filed and declared effective can take an extended period of time which could delay the timing of any future significant financing. There can be no assurance that such funding will be secured in a timely manner or on favorable terms, if at all or that a development partner will be available on acceptable terms or if at all.

If we are unable to raise sufficient capital to fund our operations, we could be required to significantly reduce expenses, sell assets (potentially at a loss), cease operations altogether, file for bankruptcy or seek other protection from creditors, or liquidate all of our assets. We are also exploring partnership arrangements and other strategic alternatives which could include a merger or acquisition.

On March 7, 2019, we received a letter from the Listing Qualifications Staff of The Nasdaq Stock Market LLC, or Nasdaq, notifying us that for the last 30 consecutive business days prior to the date of the letter, the market value of our listed securities was less than $35 million and therefore we did not meet the requirement for continued listing on The Nasdaq Capital Market as required by Nasdaq Listing Rule 5550(b)(2), or the Market Value Rule, or the alternative requirements under Nasdaq Listing Rules 5550(b)(1) and 5550(b)(3). In accordance with Nasdaq Listing Rule 5810(c)(3)(C), we had 180 calendar days, or until September 3, 2019, to regain compliance with the Market Value Rule. We will regain compliance with the Market Value Rule if the market value of our listed securities closes at or above $35 million for a minimum of 10 consecutive business days anytime during the 180 day compliance period. As of the date of this prospectus supplement we have not regained compliance with the Market Value Rule.

On June 4, 2019, we received a letter from the Listing Qualifications Staff of Nasdaq notifying us that the closing bid price of our common shares had been below $1.00 per share for 30 consecutive business days and that we were therefore not in compliance with the minimum bid price requirement for continued listing on The Nasdaq Capital Market, as required by Nasdaq Listing Rule 5550(a)(2). Nasdaq stated in its June 4th letter that, in accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have a grace period of 180 calendar days, or until December 2, 2019, to regain compliance with the minimum closing bid price requirement for continued listing. We will regain compliance if the closing bid price of our common shares is at or above $1.00 for at least 10 consecutive business days anytime during the 180-day grace period. As of the date of this filing we have not regained compliance with this rule.

On September 6, 2019, we received a letter from the Nasdaq notifying us that we had not regained compliance with Market Value Rule by September 3, 2019 and as a result our securities will be delisted from the Nasdaq unless we requested an appeal of this determination. We formally requested an appeal of this determination on September 12, 2019. On October 17, 2019, we met with the Nasdaq Hearings Panel regarding our potential delisting from The Nasdaq Stock Market as a result of our failure to maintain a market value of our listed securities of at least $35 million or in the alternative to have more than $2.5 million in stockholders’ equity. On October 21, 2019, we received the Nasdaq Hearings Panel decision which granted us until January 24, 2020 to regain compliance with the listing standards of the Nasdaq Capital Market either by having the market value of our listing securities of at least $35 million during the preceding ten consecutive trading days or having more than $2.5 million in stockholders’ equity. We will also be required to have a closing bid price of at least $1.00 per share during the preceding ten consecutive trading days before January 24, 2020. If we are unable to regain compliance with the listing standards of the Nasdaq Capital Market by January 24, 2020, our securities may be delisted from The Nasdaq Stock Market. As of the date of this filing we have not regained compliance with any of these listing rules.

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

Cash Flows

The following table shows a summary of our cash flows for the nine months ended September 30, 2019 and 2018 (in thousands):

	Nine Months Ended September 30
	2019	2018
Net cash provided by (used in):
Operating activities	$(8,427)	$(11,341)
Investing activities	(482)	7,302
Financing activities	2,162	—
Net (decrease) increase in cash and cash equivalents	$(6,747)	$(4,039)

Operating Activities

Net cash used in operating activities decreased to $8.4 million for the nine months ended September 30, 2019 compared to $11.3 million for the nine months ended September 30, 2018. The decrease in net cash used in operating activities of $2.9 million was primarily due to the decrease in our net loss from period to period which was offset by an increase in funds used for the payment of accounts payable and accrued expenses in the nine months period ended September 30, 2019. The decrease in the net loss is due to a reduction in costs associated with our manufacturing activities for topsalysin, a reduction in our clinical trial costs associated with our completed Phase 2b localized prostate cancer clinical trial and the increase in the non-cash gain recorded for the revaluation of our warrant liability from period to period.

Investing Activities

Net cash used in investing activities was $0.5 million for the nine months ended September 30, 2019, compared to net cash provided by investing activities of $7.3 million for the nine months ended September 30, 2018. The net cash (used in) and provided by investing activities during the nine months ended September 30, 2019 and 2018 represents the use of securities classified as available-for-sale or proceeds from the maturity of securities classified as available-for-sale.

Financing Activities

Net cash provided by financing activities was $2.2 million for the nine months ended September 30, 2019. The net cash provided by financing activities is primarily related to our registered direct financing with a private institutional investor. We received $3.7 million of proceeds, net of paid issuance costs. This increase is offset by principal payments on our Silicon Valley Bank Loan and Security Agreement and payments for offering costs associated with the establishment of our Controlled Equity and Sales AgreementSM with Cantor Fitzgerald & Co.

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

As of September 30, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2019.

Changes in Internal Control Over Financial Reporting

An evaluation was also performed under the supervision and with the participation of our management, including our chief executive officer and our principal financial officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our Annual Report on Form 10-K for the year ended December 31, 2018 includes disclosures regarding management’s assessment of our ability to continue as a going concern and a report from our independent registered public accounting firm that includes an explanatory paragraph regarding going concern, as there is substantial doubt about our ability to continue as a going concern due to our current liquidity position and recurring losses from operations since inception and negative cash flows from operating activities.

The condensed consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. We have incurred net losses from operations since inception, including $5.5 million in the nine months ended September 30, 2019, and have an accumulated deficit of $161.8 million as of September 30, 2019. On August 29, 2019, we completed a registered direct financing with a private institutional investor whereby we received $3.6 million, net of underwriters’ discounts and offering costs. At September 30, 2019, we had cash, cash equivalents and securities available-for-sale of $6.3 million. As of September 30, 2019, the future principal and final fee payments under the Loan and Security Agreement with Silicon Valley Bank, or SVB, totaled $6.0 million. The maturity date of the loan is September 1, 2021. We are currently paying monthly installments of principal and interest under the Loan and Security Agreement.  However, if we fail to make principal and interest payments when due or another event of default occurs under the loan, SVB may accelerate the loan and foreclose on our pledged assets if we are unable to repay the loan in full.  Events of default include the occurrence of a material adverse change as defined in the Loan and Security Agreement. As of the date of filing of this Form 10-Q, we are not in default under any of the provisions of the Loan and Security Agreement. We expect that our cash, cash equivalents and securities available-for-sale will be sufficient to fund our operations and debt service through March 2020 (assuming no acceleration of the loan) and, as a result, there is substantial doubt about our ability to continue as a going concern for one year from the date of the issuance of our condensed consolidated financial statements for the nine months ended September 30, 2019.

Our operations have consumed substantial amounts of cash since inception. Since inception, we have raised approximately $149 million from the sale of equity securities in private placements and public offerings, $28 million from the issuance of debt securities and $11 million from the exercise of common share purchase warrants. We will need to continue to spend substantial amounts to continue clinical development of topsalysin. We announced that we had received formal scientific advice from the European Medicines Agency, or EMA, and reached an agreement with the U.S. Food and Drug Administration, or FDA, regarding a design for a single Phase 3 clinical trial to evaluate the potential of topsalysin as a targeted focal therapy to treat patients with intermediate risk localized prostate cancer. Based upon feedback from the EMA and the FDA, we believe that data from a single Phase 3 trial, if successful, should be sufficient to support market approval in both the U.S. and Europe. The scope of any additional trial in localized prostate cancer, including whether it will be a Phase 3 trial or an additional Phase 2 trial, will be dependent upon securing funding to finance such clinical trial. At this point in time, we do not plan on pursuing new clinical trials, including an additional trial in localized prostate cancer or a second Phase 3 trial in benign prostatic hyperplasia, or BPH, unless we secure a development partner to fund such new clinical trials or we obtain the necessary financing. We are currently evaluating options to further advance the clinical development of topsalysin. We will require significant additional funding to advance topsalysin in clinical development. We could use dilutive funding options such as an equity financing and/or non-dilutive funding options such as a partnering arrangement or other strategic arrangements to fund future clinical development of topsalysin. Any significant future public financing will most likely require the use of a Form S-1 registration statement.  The process of getting a Form S-1 registration statement filed and declared effective can take an extended period of time which could delay the timing of any future significant financing. There can be no assurance that such funding will be secured in a timely manner or on favorable terms, if at all or that a development partner will be available on acceptable terms or if at all.

If we are unable to raise sufficient capital to fund our operations, we could be required to significantly reduce expenses, sell assets (potentially at a loss), cease operations altogether, file for bankruptcy or seek other protection from creditors, or liquidate all of our assets. We are also exploring partnership arrangements and other strategic alternatives which could include a merger or acquisition. Furthermore, if there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all.

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

We are planning a clinical trial of topsalysin for the treatment of patients with clinically significant localized prostate cancer. Our goal is to conduct a single Phase 3 trial, which if successful, will provide the clinical data for approval in both the US and Europe. In addition, the scope of any additional trial in localized prostate cancer, including whether it will be a Phase 3 clinical trial or an additional Phase 2 trial will be dependent upon securing sufficient funding to finance such clinical trial. Any delay in the finalization of the design and funding of the next clinical study would delay our development of topsalysin for the treatment of localized prostate cancer.

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

*The clinical trial protocol and design for our completed and any additional future Phase 3 clinical trials of topsalysin may not be sufficient to allow us to submit a BLA to the FDA in the indication of either lower urinary tract symptoms of BPH or clinically significant localized prostate cancer or demonstrate safety or efficacy at the level required by the FDA for product approval in either indication.

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

We have received formal scientific advice from the EMA and reached an agreement with FDA regarding a design for a single Phase 3 clinical trial to evaluate the potential of topsalysin as a targeted focal therapy to treat patients with intermediate risk localized prostate cancer. Based upon feedback from the EMA and the FDA,we believe that data from a single Phase 3 trial, if successful, should be sufficient to support market approval in both the U.S. and Europe. However, this advice and agreement are not binding on the regulatory agencies, and we have not requested a special protocol assessment, or SPA, which drug development companies sometimes use to obtain an agreement with the FDA concerning the design and size of a clinical trial intended to form the primary basis of an effectiveness claim. Without the concurrence of the FDA on an SPA or otherwise, we cannot be certain that the design, conduct and data analysis approach for our initial Phase 3 BPH trial and any future Phase 3 clinical trials has or will generate data sufficient to establish the effectiveness of topsalysin for treatment for either indication to the FDA’s satisfaction, and therefore allow us to submit or receive approval of a Biologics License Application, or BLA for topsalysin in either indication.

Specifically, with respect to our development of topsalysin for the treatment of BPH symptoms, the FDA has not agreed upon the amount of IPSS treatment effect that must be demonstrated in our Phase 3 clinical trials of topsalysin in order for it to grant marketing approval for the treatment of BPH symptoms. Historically, oral medications for the treatment of BPH have shown approximately a 2 point improvement in IPSS between active and control, which was not seen in our PLUS-1 clinical trial. If the FDA requires us, or we otherwise determine, to amend our protocols, change our clinical trial designs, increase enrollment targets or conduct additional clinical trials, our ability to obtain regulatory approval in this indication could be delayed and we could be required to make significant additional expenditures related to clinical development. Further, even if we achieve positive results on the endpoints for a clinical trial, the FDA may disagree with our interpretation of the data and deem the results insufficient to demonstrate efficacy at the level required by the FDA for product approval. It is possible that we may make modifications to the clinical trial protocols or designs of our future clinical trials that delay enrollment or completion of such clinical trials and could delay regulatory approval of topsalysin for either or both indications.

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

We have entered into a long-term agreement with Vetter Pharma International GmbH, or Vetter, to work on the commercial fill finish process for the production of reformulated topsalysin drug product and to supply clinical trial drug product material. We have incurred significant costs in connection with the technology transfer and manufacturer of clinical drug supplies. During the first quarter of 2019, we completed a fill finish campaign at commercial scale which produced drug product for future clinical trials. Analysis for release of this recently filled drug product is underway. Any delay in the release of this clinical trial drug product would result in future delays in our ability to commence additional clinical trials.

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

The manufacture of biopharmaceutical products is complex and requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. We and our contract manufacturers must comply with cGMP regulations and guidelines. Manufacturers of biopharmaceutical products often encounter difficulties in production, particularly in scaling up and validating initial production and contamination. These problems include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, operator error, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. Furthermore, if microbial, viral or other contaminants are discovered in our products or in the manufacturing facilities in which our products are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. We cannot assure you that any stability or other issues relating to the manufacture of any of our products will not occur in the future. Additionally, our manufacturer may experience manufacturing difficulties due to resource constraints or as a result of labor disputes or unstable political environments. If our manufacturer was to encounter any of these difficulties, or otherwise fail to comply with their contractual obligations, our ability to provide any product candidates to patients in clinical trials would be jeopardized. Any delay or interruption in the supply of clinical trial supplies could delay the completion of clinical trials, increase the costs associated with maintaining clinical trial programs and, depending upon the period of delay, require us to commence new clinical trials at additional expense or terminate clinical trials completely.

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

As of September 30, 2019, we had six full-time employees. In addition, we had engaged three part-time individual consultants to assist us with managing manufacturing vendors and CROs, project management, legal and regulatory compliance. We will need to expand our managerial, operational, financial and other resources in order to manage our future operations and clinical trials, continue our research and development activities, and commercialize our product candidate. Our management and scientific personnel, systems and facilities currently in place may not be adequate to support our future growth. Our need to effectively manage our operations, growth and various projects requires that we:

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

We have a limited operating history and we have financed our operations primarily through equity and debt financings and have incurred significant operating losses since our inception. We had a net loss of $5.5 million during the nine months ended September 30, 2019 and $6.8 million, $8.6 million, and $11.2 million during the years ended December 31, 2018, 2017 and 2016, respectively. As of September 30, 2019 and December 31, 2018, we had an accumulated deficit of $161.8 and $156.3 million, respectively. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our shareholders’ equity and working capital. Our losses have resulted principally from costs incurred in our research activities for topsalysin. We anticipate that our operating losses will substantially increase over the next several years as we continue development of topsalysin, including the conduct of any future clinical trials for the treatment of clinically significant localized prostate cancer and as a treatment for the lower urinary tract symptoms of BPH. In addition, if we obtain regulatory approval of topsalysin in either indication, we may incur significant sales and marketing expenses and outsourced manufacturing expenses, as well as continued development expenses. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or whether or when we will become profitable.

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

We currently incur expenses denominated in foreign currencies for multiple vendors. This includes our manufacturing and supply agreements for the manufacture of topsalysin, for which payments are denominated in foreign currency. In addition, we are utilizing several clinical vendors which are located in various countries outside of the United States. These clinical vendors invoice us in the local currency of the vendor. We do not engage in foreign currency hedging arrangements for our accounts payable, and, consequently, foreign currency fluctuations may adversely affect our earnings. During the nine months ended September 30, 2019 and 2018, 27.0% and 46.6% respectively, of our operating expenses were denominated in currencies other than the U.S. dollar. Going forward we anticipate that our sales and expenses, if any, will be denominated in the local currency of the country in which they occur. We may decide to manage this risk by hedging our foreign currency exposure, principally through derivative contracts. Even if we decide to enter into such hedging transactions, we cannot be sure that such hedges will be effective or that the costs of such hedges will not exceed their benefits. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the euro, could result in material amounts of cash being required to settle the hedge transactions or could adversely affect our financial results.

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

On March 7, 2019, we received a letter from the Listing Qualifications Staff of The Nasdaq Stock Market LLC, or Nasdaq, notifying us that for the last 30 consecutive business days prior to the date of the letter, the market value of our listed securities was less than $35 million and therefore we did not meet the requirement for continued listing on The Nasdaq Capital Market as required by Nasdaq Listing Rule 5550(b)(2), or the Market Value Rule, or the alternative requirements under Nasdaq Listing Rules 5550(b)(1) and 5550(b)(3). In accordance with Nasdaq Listing Rule 5810(c)(3)(C), we had 180 calendar days, or until September 3, 2019, to regain compliance with the Market Value Rule.

On June 4, 2019, we received a letter from the Listing Qualifications Staff of Nasdaq notifying us that the closing bid price of our common shares had been below $1.00 per share for 30 consecutive business days and that we were therefore not in compliance with the minimum bid price requirement for continued listing on The Nasdaq Capital Market, as required by Nasdaq Listing Rule 5550(a)(2). Nasdaq stated in its June 4th letter that, in accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have a grace period of 180 calendar days, or until December 2, 2019, to regain compliance with the minimum closing bid price requirement for continued listing. We will regain compliance if the closing bid price of our common shares is at or above $1.00 for at least 10 consecutive business days anytime during the 180-day grace period.

On September 6, 2019, we received a letter from Nasdaq notifying us that we had not regained compliance with the Market Value Rule by September 3, 2019 and as a result that our securities would be delisted from The Nasdaq Capital Market unless we requested an appeal of this determination. We formally requested an appeal of the determination on September 12, 2019. On October 17, 2019, we met with the Nasdaq Hearings Panel regarding our potential delisting from The Nasdaq Stock Market as a result of our failure to maintain a market value of our listed securities of at least $35 million or in the alternative to have more than $2.5 million in stockholders’ equity. On October 21, 2019, we received the Nasdaq Hearings Panel decision which granted us until January 24, 2020 to regain compliance with the listing standards of The Nasdaq Capital Market, by either having the market value of our listed securities be at least $35 million during the preceding 10 consecutive trading days before January 24, 2020 or having more than $2.5 million in stockholders’ equity by January 24, 2020. We will also be required to have a closing bid price of at least $1.00 per share during the preceding 10 consecutive trading days before January 24, 2020. If we are unable to regain compliance with the listing standards of The Nasdaq Capital Market by January 24, 2020, our securities may be delisted from The Nasdaq Stock Market. As of the date of this filing we have not regained compliance with any of these listing rules.

There is no guarantee that we will be able to regain compliance with the Nasdaq listing standards requirements or the minimum bid price requirement, either of which could result in Nasdaq taking steps to delist our common shares. Delisting from The Nasdaq Capital Market could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common shares. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities. If our common shares are delisted by The Nasdaq Capital Market, the price of our common shares may decline, and although our common shares may be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the pink sheets, an investor may find it more difficult to dispose of their common shares or obtain accurate quotations as to the market value of our common shares. Further, if we are delisted, we would incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common shares and the ability of our shareholders to sell our common shares in the secondary market.

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

Item 6.	Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit number	Description of Exhibit	Incorporated by Reference or Attached Hereto

3.1	Certificate of Amalgamation of the Registrant, dated January 1, 2005.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

3.2	Notice of Articles of the Registrant.	Incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q filed on August 10, 2017.

3.3	Articles of the Registrant.	Incorporated by reference to Exhibit 3.3 to the Registrant’s Form S-1 (SEC File No. 333-186724) filed on February 15, 2013.

4.1	Form of Common Share Certificate.	Incorporated by reference to Exhibit 4.1 to the Amendment No. 4 to the Registrant’s Form S-1/A (SEC File No. 333-186724) filed on July 15, 2013.

4.2	Common Share Purchase Warrant Issued to Oxford Finance LLC dated June 30, 2014.	Incorporated by reference to Exhibit 4.10 to the Quarterly Report on Form 10-Q filed on August 7, 2014 (SEC File No. 001-36054).

4.3	Common Share Purchase Warrant Issued to Oxford Finance LLC dated June 30, 2014.	Incorporated by reference to Exhibit 4.11 to the Quarterly Report on Form 10-Q filed on August 7, 2014 (SEC File No. 001-36054).

4.4	Form of Common Share Purchase Warrant Issued in connection with the Registrant's May 2016 Financing.	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on May 11, 2016.

4.5	Form of Common Share Purchase Warrant Issued in connection with the Registrant’s August 2016 Financing.	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on August 23, 2016.

4.6	Common Share Purchase Warrant Issued to Silicon Valley Bank, dated September 8, 2017.	Incorporated by reference to Exhibit 4.10 to the Quarterly Report on Form 10-Q filed on November 9, 2017.

4.7	Form of Pre-Funded Common Share Purchase Warrant Issued in connection with the Registrants August 2019 Financing.	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on August 28, 2019

4.8	Form of Series A Common Share Purchase Warrant Issued in connection with the Registrants August 2019 Financing.	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on August 28, 2019

10.1	Form of Securities Purchase Agreement, dated August 26, 2019, by and between the Registrant and the Purchaser.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 28, 2019.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended.	Attached hereto

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended.	Attached hereto

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Attached hereto

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Attached hereto

101.INS	**	XBRL Instance Document	Attached hereto
101.SCH	**	XBRL Taxonomy Extension Schema Document	Attached hereto
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document	Attached hereto
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document	Attached hereto
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document	Attached hereto
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document	Attached hereto

**

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on the 8th day of November 2019.

SOPHIRIS BIO INC.

By:	/s/ Randall E. Woods
Randall E. Woods Chief Executive Officer and President

By:	/s/ Peter T. Slover
Peter T. Slover Chief Financial Officer

51